Form 10-Q
period 2023-06-30
Goldman Sachs Private Credit Corp.
filed 2023-08-08
CIK 1920145

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-01627

Goldman Sachs Private Credit Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	92-3241797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, New York	10282
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (312) 655 - 4419

Not Applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	☒	Smaller reporting company:	☐
Emerging growth company:	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 8, 2023 was 26,373,128. Common shares outstanding exclude August 1, 2023 subscriptions since the issuance price is not yet finalized at this time.

GOLDMAN SACHS PRIVATE CREDIT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in Amendment No. 1 to our Registration Statement on Form 10, filed on May 18, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report, because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the war between Russia and Ukraine;
•
our business prospects and the prospects of our portfolio companies;
•
the impact of investments that we expect to make;
•
the impact of increased competition;
•
our contractual arrangements and relationships with third parties;
•
the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
the ability of our current and prospective portfolio companies to achieve their objectives;
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P. (the “Investment Advisor”), the investment adviser of the Company;
•
the use of borrowed money to finance a portion of our investments;
•
our ability to make distributions;
•
the adequacy of our cash resources and working capital;
•
changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the impact of future acquisitions and divestitures;
•
the effect of changes in tax laws and regulations and interpretations thereof;
•
our ability to maintain our status as a BDC;
•
our ability to qualify for and maintain our status under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) as a regulated investment company (“RIC”) and our qualification for tax treatment as a RIC;
•
actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•
the ability of the Investment Adviser to attract and retain highly talented professionals;
•
the impact on our business from new or amended legislation or regulations, including the Inflation Reduction Act of 2022;
•
the availability of credit and/or our ability to access the equity and capital markets;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•
the impact of elevated inflation and rising interest rates and the risk of recession on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023 (Unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $494,745 and $—)	$495,399	$—
Investments in affiliated money market fund (cost of $54,842 and $—)	54,842	—
Cash	143,910	1
Deferred financing costs	5,736	—
Interest and dividends receivable	1,755	—
Deferred offering costs	1,678	—
Receivable from investment adviser	315	—
Other assets	1,626	—
Total assets	$705,261	$1
Liabilities
Debt	$185,809	$—
Payable for investments purchased	35,833	—
Distribution payable	3,964	—
Interest and other debt expenses payable	856	—
Incentive fees based on capital gains payable	300	—
Accrued expenses and other liabilities	1,999	—
Total liabilities	$228,761	$—
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, 515 shares issued and outstanding as of June 30, 2023 and 0 shares issued and outstanding as of December 31, 2022)	$—	$—
Common stock, par value $0.001 per share (1,000,000,000 shares authorized, 18,876,660 common shares issued and outstanding as of June 30, 2023). Common units (40 units issued and outstanding as of December 31, 2022)	19	1
Paid-in capital in excess of par	473,672	—
Distributable earnings (loss)	2,809	—
Total net assets	$476,500	$1
Total liabilities and net assets	$705,261	$1
Net asset value per common share and common unit as of June 30, 2023 and December 31, 2022	$25.22	$25.00

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the period from March 25, 2022 (inception) to
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$11,938	$—	$11,938	$—
Other income	106	—	106	—
From non-controlled affiliated investments:
Dividend income	297	—	297	—
Total investment income	$12,341	$—	$12,341	$—
Expenses:
Interest and other debt expenses	$2,349	$—	$2,349	$—
Management fees	1,046	—	1,046	—
Incentive fees based on income	790	—	790	—
Incentive fees based on capital gains	300	—	300	—
Organization costs	170	260	392	367
Offering costs	465	—	465	—
Directors’ fees	81	52	160	52
Professional fees	279	—	279	—
Other general and administrative expenses	333	—	382	—
Total expenses	$5,813	$312	$6,163	$419
Fee waivers	(1,836)	—	(1,836)	—
Expense support	(2,045)	(312)	(2,395)	(419)
Reimbursable expenses previously borne by Investment Adviser	1,512	—	1,512	—
Net expenses	$3,444	$—	$3,444	$—
Net investment income	$8,897	$—	$8,897	$—
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$2	$—	$2	$—
Foreign currency transactions	(7)	—	(7)	—
Warehouse transaction	2,617	—	2,617	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	655	—	655	—
Non-controlled affiliated investments	—	—	—	—
Foreign currency translations	(869)	—	(869)	—
Warehouse transaction	(1,944)	—	—	—
Net realized and unrealized gains	$454	$—	$2,398	$—
Net increase in net assets from operations	$9,351	$—	$11,295	$—
Weighted average common shares outstanding	14,247,479	—	14,247,479	—
Net investment income per common share (basic and diluted)	$0.62	$—	$0.62	$—
Earnings per common share (basic and diluted)	$0.66	$—	$0.79	$—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the period from March 25, 2022 (inception) to
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net assets at beginning of period	$1,945	$—	$1	$—
Increase (decrease) in net assets from operations:
Net investment income	$8,897	$—	$8,897	$—
Net realized gain (loss)	2,612	—	2,612	—
Net change in unrealized appreciation (depreciation)	(2,158)	—	(214)	—
Net increase (decrease) in net assets from operations	$9,351	$—	$11,295	$—
Distributions to shareholders from:
Distributable earnings to common shareholders	$(8,471)	$—	$(8,471)	$—
Distributable earnings to preferred shareholders	(15)	—	(15)	—
Total distributions to shareholders	$(8,486)	$—	$(8,486)	$—
Capital transactions:
Issuance of common shares	$471,497	$—	$471,497	$—
Issuance of preferred shares	515	—	515	—
Reinvestment of common shareholder distributions	1,678	—	1,678	—
Net increase in net assets from capital transactions	$473,690	$—	$473,690	$—
Total increase in net assets	$474,555	$—	$476,499	$—
Net assets at end of period	$476,500	$—	$476,500	$—
Net assets for common shares	$475,985	$—	$475,985	$—
Net assets for preferred shares	$515	$—	$515	$—
Distributions per common share	$0.59	$—	$0.59	$—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Six Months Ended	For the period from March 25, 2022 (inception) to
	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net increase in net assets from operations:	$11,295	$—
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(496,944)	—
Payment-in-kind interest capitalized	(315)	—
Investments in affiliated money market fund, net	(54,842)	—
Proceeds from sales of investments and principal repayments	2,935	—
Net realized (gain) loss on investments	(2)	—
Net change in unrealized (appreciation) depreciation on investments	(655)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	(9)	—
Amortization of premium and accretion of discount, net	(417)	—
Amortization of deferred financing costs	283	—
Amortization of deferred offering costs	465	—
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(1,755)	—
(Increase) decrease in receivable from investment adviser	(315)	—
(Increase) decrease in other assets	(1,626)	—
Increase (decrease) in interest and other debt expenses payable	714	—
Increase (decrease) in incentive fees based on capital gains payable	300	—
Increase (decrease) in payable for investments purchased	35,833	—
Increase (decrease) in accrued expenses and other liabilities	927	—
Net cash provided by (used for) operating activities	$(504,128)	$—
Cash flows from financing activities:
Proceeds from issuance of common stock	$471,497	$—
Proceeds from issuance of preferred stock	515	—
Offering costs paid	(1,071)	—
Common stock distributions paid	(2,829)	—
Preferred stock distributions paid	(15)	—
Financing costs paid	(5,878)	—
Borrowings on debt	322,823	—
Repayments of debt	(137,014)	—
Net cash provided by (used for) financing activities	$648,028	$—
Net increase (decrease) in cash	$143,900	$—
Effect of foreign exchange rate changes on cash and cash equivalents	9	—
Cash, beginning of period	1	—
Cash, end of period	$143,910	$—
Supplemental and non-cash activities
Interest expense paid	$1,275	$—
Accrued but unpaid distributions	$3,964	$—
Reinvestment of common stockholder distributions	$1,678	$—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2023

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 103.97%
Acrisure, LLC	Insurance	8.69%	S + 3.50%	02/15/27	$449	$419	$435
ADS Tactical, Inc.	Aerospace & Defense		L + 5.75%	03/19/26	222	211	210	(4)
AI Aqua Merger Sub, Inc.	Capital Goods		S + 3.75%	07/31/28	324	319	318	(4)
AL NGPL Holdings, LLC	Energy Equipment & Services		S + 3.75%	04/13/28	675	667	669	(4)
AlixPartners, LLP	Diversified Consumer Services		S + 2.50%	02/04/28	449	447	447	(4)
Alliant Holdings Intermediate, LLC	Insurance		L + 3.50%	11/06/27	449	445	446	(4)
AllSpring Buyer, LLC	Diversified Financial Services	8.75%	S + 3.25%	11/01/28	449	442	441
Altar Bidco, Inc.	Technology Hardware & Equipment	8.14%	S + 3.10%	02/01/29	224	218	221
Alterra Mountain Company	Entertainment	8.69%	L + 3.50%	08/17/28	224	224	224
American Builders & Contractors Supply Co., Inc.	Building Products		S + 2.00%	01/15/27	798	797	795	(4)
Ankura Consulting Group, LLC	Commercial Services & Supplies	9.71%	S + 4.50%	03/17/28	224	218	219
Arcis Golf, LLC	Entertainment		S + 4.25%	11/24/28	224	225	225	(4)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.74%	S + 6.50%	06/28/30	8,825	8,604	8,604	(5) (6)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	06/28/30	2,037	(25)	(25)	(5) (6) (7)
Ascend Performance Materials Operations, LLC	Chemicals		S + 4.75%	08/27/26	798	782	781	(4)
AssuredPartners, Inc.	Insurance		S + 3.50%	02/12/27	449	441	444	(4)
Autokiniton US Holdings, Inc.	Automobiles		S + 4.50%	04/06/28	449	446	446	(4)
BCPE Empire Holdings, Inc.	Specialty Retail		S + 4.75%	12/11/28	450	448	448	(4)
Brookfield WEC Holdings, Inc.	Machinery		L + 2.75%	08/01/25	449	448	448	(4)
Brown Group Holding, LLC	Building Products	8.85%	S + 3.75%	07/02/29	449	448	448
Buckeye Partners, L.P.	Energy Equipment & Services		L + 2.25%	11/01/26	798	794	792	(4)
Calpine Corporation	Utilities		L + 2.00%	08/12/26	798	797	797	(4)
Canister International Group, Inc.	Containers & Packaging		S + 4.75%	12/21/26	449	451	448	(4)
CCI Buyer, Inc.	Telecommunication Services		S + 4.00%	12/17/27	224	217	220	(4)
Charter NEX US, Inc.	Containers & Packaging	8.97%	S + 3.75%	12/01/27	449	446	445
Chobani, LLC	Food Products		S + 3.50%	10/25/27	224	224	223	(4)
Citadel Securities LP	Diversified Financial Services		S + 2.50%	02/02/28	798	797	796	(4)
Clarios Global LP	Automobiles		S + 3.75%	05/06/30	450	450	448	(4)
Clydesdale Acquisition Holdings, Inc.	Containers & Packaging		S + 4.17%	04/13/29	449	438	441	(4)
CNT Holdings I Corp.	Specialty Retail		S + 3.50%	11/08/27	449	446	447	(4)
Computer Services, Inc.	Diversified Financial Services	12.03%	S + 6.75%	11/15/29	49,875	48,413	48,628	(6) (8)
ConnectWise, LLC	Software		L + 3.50%	09/29/28	224	219	218	(4)
Conservice Midco, LLC	Commercial Services & Supplies		S + 4.25%	05/13/27	449	448	445	(4)
Coretrust Purchasing Group LLC	Diversified Financial Services	11.85%	S + 6.75%	10/01/29	37,758	36,652	36,814	(6) (8)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	5,526	(80)	(138)	(6) (7) (8)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	5,526	(160)	(138)	(6) (7) (8)
Covanta Holding Corporation	Environmental	8.15%	S + 3.00%	11/30/28	140	138	139
Covanta Holding Corporation	Environmental	8.15%	S + 3.00%	11/30/28	10	10	10
CQP Holdco LP	Diversified Financial Services		L + 3.50%	06/05/28	449	449	448	(4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.95%	S + 6.75%	11/01/28	45,461	44,137	44,325	(6) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 6.75%	11/01/28	4,310	(124)	(108)	(6) (7) (8)
Cyanco Intermediate Corporation	Chemicals		L + 3.25%	03/16/25	449	446	446	(4)
Cyanco Intermediate Corporation	Chemicals		S + 4.75%	06/30/28	425	412	413	(4)
Dealer Tire Financial, LLC	Specialty Retail		S + 4.50%	12/14/27	224	225	223	(4)
DFS Holding Company, Inc.	Distributors	12.20%	S + 7.00%	01/31/29	40,450	39,270	39,338	(6) (8)
DFS Holding Company, Inc.	Distributors		S + 7.00%	01/31/29	8,448	(122)	(232)	(6) (7) (8)
DG Investment Intermediate Holdings 2, Inc.	Building Products	8.97%	S + 3.75%	03/31/28	449	441	440	—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
DRW Holdings, LLC	Diversified Financial Services		L + 3.75%	03/01/28	$800	$790	$792	(4)
Electron BidCo, Inc.	Health Care Providers & Services		S + 3.00%	11/01/28	449	445	446	(4)
Energize HoldCo, LLC	Building Products		S + 3.75%	12/08/28	450	444	442	(4)
Engineered Machinery Holdings, Inc.	Capital Goods	9.04%	L + 3.50%	05/19/28	224	220	220
Fanatics Commerce Intermediate Holdco, LLC	Textiles, Apparel & Luxury Goods		S + 3.25%	11/24/28	798	799	795	(4)
First Advantage Holdings, LLC	Commercial Services & Supplies		S + 2.75%	01/31/27	450	449	449	(4)
First Brands Group, LLC	Automobiles		S + 5.00%	03/30/27	224	219	219	(4)
Fleet U.S. Bidco, Inc.	Commercial Services & Supplies		L + 3.00%	10/07/26	449	449	448	(4)
Fluid-Flow Products, Inc.	Diversified Manufacturing		S + 3.75%	03/31/28	449	443	441	(4)
Foundation Building Materials Holding Company, LLC	Construction & Engineering		L + 3.25%	01/31/28	449	438	435	(4)
Franklin Square Holdings, L.P.	Diversified Financial Services		S + 2.25%	08/01/25	798	799	796	(4)
Froneri International Ltd.	Food Products		S + 2.25%	01/29/27	449	444	446	(4)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	11.99%	S + 6.75%	01/09/30	35,569	34,526	34,857	(6) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28	3,689	(106)	(74)	(6) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	16,551	—	—	(5) (6) (7)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	5,208	—	—	(5) (6) (7)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	2,315	—	—	(5) (6) (7)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/28	926	—	—	(5) (6) (7)
Getty Images, Inc.	Media	9.84%	S + 4.50%	02/19/26	672	676	671
Groundworks, LLC	Diversified Consumer Services	11.65%	S + 6.50%	03/14/30	8,584	8,332	8,369	(6) (8)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/29	501	(14)	(13)	(6) (7) (8)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/30	1,566	(23)	(39)	(6) (7) (8)
Harbor Freight Tools USA, Inc.	Specialty Retail		S + 2.75%	10/19/27	450	441	443	(4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.10%	S + 5.00%	04/28/28	25,000	23,272	23,250	(5) (6)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.00%	S + 6.75%	06/13/28	8,815	8,551	8,550	(5) (6)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	979	(29)	(29)	(5) (6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	5,876	(175)	(176)	(5) (6) (7)
Icebox Holdco III, Inc.	Building Products		S + 3.75%	12/22/28	224	218	217	(4)
iCIMS, Inc.	Professional Services	12.38%	S + 7.25% (incl. 3.88% PIK)	08/18/28	32,850	32,300	31,700	(6) (8)
iCIMS, Inc.	Professional Services	12.38%	S + 7.25%	10/24/28	6,000	5,898	5,910	(6) (8)
iCIMS, Inc.	Professional Services	11.99%	S + 6.75%	08/18/28	3,067	461	405	(6) (7) (8)
iCIMS, Inc.	Professional Services		S + 7.25% (incl. 3.88% PIK)	08/18/28	7,910	—	(277)	(6) (7) (8)
Illuminate Buyer, LLC	Chemicals	8.72%	S + 3.50%	06/30/27	224	223	222
INEOS Enterprises Holdings US Finco, LLC	Chemicals		S + 3.50%	08/28/26	798	798	795	(4)
INEOS Styrolution US Holding LLC	Chemicals	7.97%	S + 2.75%	01/29/26	673	674	671
Ingram Micro, Inc.	Technology Hardware & Equipment	9.04%	L + 3.50%	06/30/28	334	328	333
Innophos, Inc.	Chemicals		S + 3.25%	02/05/27	449	447	445	(4)
IRB Holding Corp.	Diversified Consumer Services		S + 3.00%	12/15/27	449	441	445	(4)
iWave Information Systems, Inc.	Software	12.14%	S + 6.75%	11/23/28	19,511	19,037	19,023	(6) (8) (9)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	2,391	(57)	(60)	(6) (7) (8) (9)
KKR Apple Bidco, LLC	Building Products	7.97%	S + 2.75%	09/23/28	449	443	444
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.26%	S + 7.00%	03/18/27	27,329	26,938	26,783	(6) (8)
LSF11 A5 Holdco, LLC	Chemicals		S + 3.50%	10/15/28	224	220	221	(4)
M6 ETX Holdings II Midco, LLC	Energy Equipment & Services		S + 4.50%	09/19/29	224	222	222	(4)
Mavis Tire Express Services Corp.	Automobiles		S + 4.00%	05/04/28	598	588	592	(4)
Medallion Midland Acquisition, LLC	Energy Equipment & Services		S + 3.75%	10/18/28	224	224	222	(4)
Medline Borrower, LP	Health Care Equipment & Supplies		S + 3.25%	10/23/28	673	661	665	(4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
MH Sub I, LLC	Transportation Infrastructure		S + 4.25%	05/03/28	$225	$215	$216	(4)
OneDigital Borrower, LLC	Insurance	9.45%	S + 4.25%	11/16/27	224	221	220
Oryx Midstream Services Permian Basin, LLC	Energy Equipment & Services		S + 3.25%	10/05/28	798	791	795	(4)
PCI Gaming Authority	Entertainment		S + 2.50%	05/29/26	800	802	800	(4)
Peraton Corp.	Software	8.95%	S + 3.75%	02/01/28	449	438	440
Pike Corporation	Utilities		S + 3.50%	01/21/28	224	225	224	(4)
Potters Industries, LLC	Building Products		S + 4.00%	12/14/27	449	450	449	(4)
Presidio Holdings Inc.	Technology Hardware & Equipment	8.65%	S + 3.50%	01/22/27	224	224	222
Project Alpha Intermediate Holding, Inc.	Telecommunication Services		L + 4.00%	04/26/24	224	224	224	(4)
Project Boost Purchaser, LLC	Software		S + 3.50%	06/01/26	324	322	320	(4)
Propulsion (BC) Finco S.a.r.l.	Aerospace & Defense		S + 3.75%	09/14/29	449	448	448	(4)
Quartz Acquireco, LLC	Software		S + 3.50%	06/28/30	225	224	225	(4)
Quikrete Holdings, Inc.	Building Products		S + 3.00%	03/18/29	798	798	798	(4)
Reynolds Consumer Products LLC	Containers & Packaging		S + 1.75%	02/04/27	798	796	797	(4)
Reynolds Group Holdings, Inc.	Containers & Packaging		S + 3.25%	09/24/28	673	669	671	(4)
Rockwood Service Corporation	Building Products		S + 4.00%	01/23/27	449	451	448	(4)
Sedgwick Claims Management Services, Inc.	Insurance		S + 3.75%	02/17/28	449	443	446	(4)
Singlewire Software, LLC	Software	11.49%	S + 6.25%	05/10/29	21,774	21,133	21,121	(5) (6)
Singlewire Software, LLC	Software		S + 6.25%	05/10/29	3,226	(94)	(97)	(5) (6) (7)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.36%	S + 6.25%	06/15/26	14,799	14,382	14,429	(6) (8)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services		S + 6.25%	06/15/26	7,437	(208)	(186)	(6) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	12.11%	S + 6.75%	07/25/28	32,686	31,737	31,706	(6) (8)
Spotless Brands, LLC	Diversified Consumer Services	11.89%	S + 6.75%	07/25/28	5,067	4,918	4,915	(6) (8)
SRAM, LLC	Automobiles		L + 2.75%	05/18/28	222	219	221	(4)
Standard Industries, Inc.	Machinery		S + 2.50%	09/22/28	797	794	796	(4)
Summit Behavioral Healthcare, LLC	Health Care Providers & Services		S + 4.75%	11/24/28	224	223	223	(4)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.50%	07/03/28	1,045	—	—	(5) (6) (7)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.50%	07/03/30	10,447	—	—	(5) (6) (7)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.50%	07/03/30	1,567	—	—	(5) (6) (7)
Thevelia (US), LLC	Commercial Services & Supplies		S + 4.00%	06/18/29	449	448	447	(4)
Trader Corporation	Automobiles	11.96%	C + 6.75%	12/21/29	CAD 61,958	44,752	45,600	(6) (8) (9)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD 4,658	(97)	(88)	(6) (7) (8) (9)
TricorBraun Holdings, Inc.	Containers & Packaging	8.47%	S + 3.25%	03/03/28	224	218	218
USI, Inc.	Insurance		S + 3.75%	11/22/29	224	223	224	(4)
Vaco Holdings, LLC	Commercial Services & Supplies		S + 5.00%	01/21/29	449	410	409	(4)
Vector WP Holdco, Inc.	Building Products	10.19%	L + 5.00%	10/12/28	598	590	589
Verscend Holding Corp.	Commercial Services & Supplies	9.22%	S + 4.00%	08/27/25	449	449	448
Virgin Media Bristol, LLC	Media		S + 3.25%	01/31/29	800	795	796	(4)
Virtusa Corporation	Software		S + 3.75%	02/15/29	449	444	443	(4)
VS Buyer, LLC	Software	8.52%	S + 3.25%	02/28/27	224	223	221
W.R. Grace & Co.-Conn.	Chemicals	9.31%	L + 3.75%	09/22/28	224	224	223
Wand NewCo 3, Inc.	Automobiles		L + 2.75%	02/05/26	449	444	444	(4)
Windsor Holdings III, LLC	Diversified Consumer Services		S + 4.50%	06/21/30	250	245	245	(4)
World Wide Technology Holding Co., LLC	Software		S + 3.25%	03/01/30	798	796	797	(4)
Zelis Healthcare Corporation	Software		S + 3.50%	09/30/26	224	224	224	(4)
Total First Lien/Senior Secured Debt						494,745	495,399
Total Investments - 103.97%						$494,745	$495,399

Investment (1)	Par/Shares (3)	Cost	Fair Value	Footnotes
Investments in Affiliated Money Market Fund - 11.51%
Goldman Sachs Financial Square Government Fund	54,842,065	$54,842	$54,842	(6) (10) (11)
Total Investments in Affiliated Money Market Fund		54,842	54,842
Total Investments and Investments in Affiliated Money Market Fund - 115.48%		$549,587	$550,241

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2023, the rates for the 3 month S was 5.27%, 1 month S was 5.14% and 1 month C was 5.28%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2023.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted as Canadian dollars ("CAD").
(4)
Position or portion thereof unsettled as of June 30, 2023. Interest rate associated with this purchase is not known prior to the settlement date.
(5)
Represents co-investments made in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(6)
Assets are pledged as collateral for the Company’s revolving credit facility with Truist Bank (the “Truist Revolving Credit Facility”).
(7)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies".
(8)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(9)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, the aggregate fair value of these securities is $64,475 or 9.14% of the Company’s total assets.
(10)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(11)
The annualized seven-day yield as of June 30, 2023 is 5.02%.

PIK - Payment-In-Kind

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. ORGANIZATION

Goldman Sachs Private Credit Corp. (f/k/a Goldman Sachs Loan Fund LLC and Goldman Sachs Private Credit Fund LLC) (the "Company", which term refers to either Goldman Sachs Private Credit Corp. or Goldman Sachs Private Credit Corp., together with its consolidated subsidiary, as the context may require) is a Delaware corporation formed on March 25, 2022 that intends to elect to be treated, and expects to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and has elected to be treated as a business development company (“BDC”) under the Investment Company Act. On April 6, 2023, the Company elected to be regulated as a BDC, converted from a Delaware limited liability company into a Delaware corporation and commenced operations.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche debt, including last-out portions of such loans, second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. The Company will also invest a portion of the portfolio in more liquid investments, such as broadly syndicated loans and other fixed-income securities, to provide the portfolio with additional liquidity.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to The Goldman Sachs Group, Inc., together with GS & Co., GSAM and its other subsidiaries.

The Company is conducting an offering of the Company’s Class I common stock, par value $0.001 per share (the “Shares”), on a continuous basis (the “Offering”). The offering and sale of common stock is exempt from registration in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Regulation D and Regulation S thereunder, for offers and sales of securities that do not involve a public offering and for offers and sales of securities outside of the United States. The Company is currently only offering the Shares for sale.

Prior to and including April 6, 2023 (the “Initial Issuance Date”), the per share purchase price for the Shares in the Offering was $25.00 per share. After the Initial Issuance Date, the purchase price per share for each class of the Company’s common stock will equal the net asset value (“NAV”) per share, as of the effective date of the applicable monthly share purchase date.

Prior to the Initial Issuance Date, the Company held shareholders’ funds received in connection with the Offering in an escrow account subject to the satisfaction of certain conditions (the “Escrow Conditions”). On the Initial Issuance Date, the Escrow Conditions were satisfied and the Company broke escrow in connection with the initial closing of the Offering.

GS & Co. will assist the Company in conducting the Offering pursuant to agreements between the Company and GS & Co.

The Company conducted an offering to accredited investors to purchase shares of the Company’s 12.0% Series A Cumulative Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), in reliance on Regulation D under the Securities Act. The holders of the Series A Preferred Stock are subject to certain dividend, voting, liquidation and other rights.

On December 19, 2022, the Company received a capital contribution of one thousand dollars from an affiliate of the Investment Adviser (the “Initial Member”). The Initial Member served as the sole owner of the Company’s interests until the Initial Issuance Date. In connection with the Initial Issuance Date, such equity interests were cancelled.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the period from March 25, 2022 (inception) to December 31, 2022, included in the Company’s Amendment No. 1 to its Registration Statement on Form 10, which was filed with the SEC on May 18, 2023. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiary, GS Private Credit SPV Public I LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2023
Accelerated amortization of upfront loan origination fees and unamortized discounts	$25	$25

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another Account (as defined below) managed by the Investment Adviser.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2023 and December 31, 2022, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent price sources. In the absence of quoted market prices, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee ("Valuation Designee") designated by the board of directors of the Company (the “Board of Directors” or “Board”), pursuant to Rule 2a-5 under the Investment Company Act.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement.”

The Company generally invests in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has designated to the Investment Adviser day-to-day responsibilities for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, market quotations are generally used to assess the value of the investments for which market quotations are readily available (as defined in Rule 2a-5). The Investment Adviser obtains these market quotations from independent pricing sources. If market quotations are not readily available, the Investment Adviser prices securities at the bid prices obtained from at least two brokers or dealers, if available; otherwise, the Investment Adviser obtains prices from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing sources or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Valuation Designee believes any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, contemplate a multi-step valuation process conducted by the Investment Adviser each quarter and more frequently as needed. As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of the Company’s assets, subject to the oversight of the Board of Directors, as described below:

(1)
The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the valuation of the portfolio investment;
(2)
The Valuation Designee also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Valuation Designee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;
(3)
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the controllers group of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
(4)
The Asset Management Private Investment Valuation and Side Pocket Working Group reviews and preliminarily approves the fair valuations and makes fair valuation recommendations to the Asset Management Valuation Committee;
(5)
The Asset Management Valuation Committee reviews the valuation information provided by the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors. The Asset Management Valuation Committee then assesses such valuation recommendations; and

(6)
Through the Asset Management Valuation Committee, the Valuation Designee discusses the valuations, provides written reports to the Board of Directors on at least a quarterly basis, and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Asset Management Valuation Committee, the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors.

Payable For Investments Purchased

Payable for investments purchased consist of amounts payable by the Company for transactions that have not settled as of the reporting date.

Money Market Funds

Investments in money market funds are valued at NAV per common share and are considered cash equivalents for the purposes of the Management Fee (as defined below) paid to the Investment Adviser. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2023 and December 31, 2022, the Company held an aggregate cash balance of $143,910 and $1. Foreign currency of $870 and $0 (acquisition cost of $861 and $0) is included in cash as of June 30, 2023 and December 31, 2022.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into US dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into US dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into US dollars based upon currency exchange rates prevailing on the transaction dates.

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities are included with the net change in unrealized gains (losses) on foreign currency translations in the Consolidated Statements of Operations.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Derivatives

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments, as applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Consolidated Statements of Operations.

The Company’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction, and based on such review, the Company has concluded that no additional provision for income tax is required in the consolidated financial statements. The Company is subject to potential examination by certain taxing authorities in various jurisdictions. The Company’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

The Company intends to elect to be treated as a RIC commencing with its taxable year ended December 31, 2023. So long as the Company maintains its tax treatment as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any investment company taxable income or net capital gain that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

The Company’s consolidated subsidiary is subject to U.S. federal and state corporate level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

Distributions

Common Shareholders

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board each month and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and may carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

The Company has adopted a distribution reinvestment plan that provides for reinvestment of all cash distributions declared by the Board unless a stockholder elects to “opt out” of the plan. As a result, if the Board declares a cash distribution, then the stockholders who have not “opted out” of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash distribution. Stockholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan. However, since the cash distributions of participants in the plan will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes.

Preferred Shareholders

The Company will make distributions to holders of the Series A Preferred Stock semi-annually on or before June 30 and December 31 of each year. Such distributions will be payable to such holders of record at the close of business on the applicable record date, which shall be the fifteenth day of the calendar month in which the applicable distribution payment date falls or on such other date designated by the Board for the payment of distributions to such preferred stockholders that is not more than 30 nor less than ten days prior to such distribution payment date.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the Truist Revolving Credit Facility. These costs are amortized using the straight-line method over the term of the Truist Revolving Credit Facility. Deferred financing costs related to the Truist Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

Offering Costs

Offering costs consist primarily of fees incurred in connection with the Offering, including legal, printing and other costs, as well as costs associated with the preparation of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the Initial Issuance Date. The Investment Adviser has agreed to advance all of the offering expenses on behalf of the Company through the Initial Issuance Date. Prior to the Company breaking escrow on the Initial Issuance Date, offering costs did not represent a liability of the Company since the obligation to reimburse the Investment Adviser was conditional on the Company breaking escrow in connection with the Offering and the Investment Adviser requesting reimbursement of offering expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined and described below). After the Initial Issuance Date, the Company bears all such expenses.

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs, which were borne by the Investment Adviser on behalf of the Company through the Initial Issuance Date, are expensed as incurred. The reimbursement of organization expenses was conditional on the Company breaking escrow in connection with the Offering and the Investment Adviser requesting reimbursement of organization expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement. After the Initial Issuance Date, the Company bears all such expenses.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management Agreement

The Company entered into an Investment Management Agreement, effective as of March 20, 2023 (as amended, restated, supplemented or otherwise modified from time to time, the “Investment Management Agreement”), with the Investment Adviser.

Pursuant to the terms of the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of the Board of Directors, manages the Company’s day to day investment related operations and provides investment management services to the Company. The Company pays the Investment Adviser a fee for its services under the Investment Management Agreement consisting of two components: a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”).

Subject to applicable law and published SEC guidance, nothing contained in the Investment Management Agreement in any way precludes, restricts or limits the activities of the Investment Adviser or any of its respective subsidiaries or affiliated parties.

Management Fee

The Management Fee is payable monthly in arrears. The Management Fee is equal to 0.1042% (i.e., an annual rate of 1.25%) of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Management Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets was measured as the beginning net assets as of the date on which the Company broke escrow. The Investment Adviser has agreed to waive the Management Fee for the first two fiscal quarters of the Company's operations, commencing on and including the date on which the Company broke escrow for the private offering of the Shares. The Investment Adviser waives a portion of its Management Fee payable by the Company in an amount equal to the management fees it earns as an investment adviser for any affiliated money market funds in which the Company invests.

For the three and six months ended June 30, 2023, Management Fees amounted to $1,046 and $1,046 and the Investment Adviser waived $1,046 and $1,046. As of June 30, 2023, $0 remained payable.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.

i. Incentive Fee Based on Income

The portion based on the Company's income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company's net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses accrued for the quarter (including the Management Fee and any interest expense or fees on any credit facilities or outstanding debt and distributions paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution and/or stockholder servicing fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company's net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

The Company will pay the Investment Adviser an incentive fee quarterly in arrears with respect to the Company's Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Company's Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•
100% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). The Company refers to this portion of the Company's Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up”; and
•
12.5% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized).

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.

The Investment Adviser has agreed to waive the Incentive Fee based on income for the first two fiscal quarters of the Company's operations, commencing on and including the date on which the Company broke escrow for the private offering of the Shares.

For the three and six months ended June 30, 2023, Incentive Fees based on income amounted to $790 and $790 and the Investment Adviser waived $790 and $790.

ii. Incentive Fee Based on Capital Gains

The second component of the Incentive Fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Investment Adviser if the Company was to sell the relevant investment and realize a capital gain.

The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.

For the three and six months ended June 30, 2023, the Company accrued an Incentive Fee based on capital gains under GAAP of $300 and $300, which was not realized.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company will pay the Administrator fees for its services as the Company determines are commercially reasonable in its sole discretion. The Company will also reimburse the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s custodian (the “Custodian”).

For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $83 and $83. As of June 30, 2023, $83 remained payable. For the three months ended June 30, 2022 and for the period from March 25, 2022 (inception) to June 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $0 and $0.

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”), with GS & Co. pursuant to which GS & Co. serves as the Company’s transfer agent (“Transfer Agent”), registrar and distribution paying agent. The Company pays the Transfer Agent fees at an annual rate of 0.05% of the average of the Company’s NAV at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end).

For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $56 and $56. As of June 30, 2023, $56 remained payable. For the three months ended June 30, 2022 and for the period from March 25, 2022 (inception) to June 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $0 and $0.

Affiliates

As of June 30, 2023, affiliates of the Investment Adviser owned 17.2% of the Shares. As of December 31, 2022, affiliates of the Investment Adviser owned 100% of the Company's common units.

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$200,532	$(145,690)	$—	$—	$54,842	$297
Total Non-Controlled Affiliates	$—	$200,532	$(145,690)	$—	$—	$54,842	$297

(1)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

There were no affiliated investments made by the Company for the period ended December 31, 2022.

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2023 and December 31, 2022, there were $1,673 and $0, respectively, included within Accrued expenses and other liabilities and there were $142 and $0, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments, and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

In addition, the Company has filed an application to amend the Relief to permit the Company to participate in follow-on investments in the Company's existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when the Company will receive the amended exemptive order.

Placement Agent Agreement

The Company has entered into an agreement with GS & Co. (the “Placement Agent”) pursuant to which GS & Co. will assist the Company in conducting the Offering. GS & Co. has entered into or will enter into sub-placement agreements (together with the agreement with GS & Co., the “Placement Agent Agreements”) with various sub-placement agents to assist in conducting the Offering. Stockholder servicing and/or distribution fees will be payable to the Placement Agent. The Placement Agent may also be compensated by the Investment Adviser, in its discretion, for certain services, including promotional and marketing support, shareholder servicing, operational and recordkeeping, sub-accounting, networking or administrative services. These payments are made out of the Investment Adviser’s own resources and/or assets, including from the revenues or profits derived from the advisory fees the Investment Adviser receives from the Company.

Expense Support and Conditional Reimbursement Agreement

The Investment Adviser agreed to advance all of the organization, offering and other operating expenses on behalf of the Company through the Initial Issuance Date. For the three and six months ended June 30, 2023 and for the three months ended June 30, 2022 and for the period from March 25 2022 (inception) to June 30, 2022, the Investment Adviser agreed to advance $178 and $528 and $312 and $419, respectively, which have been included within the Expense support in the Consolidated Statements of Operations. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by the Company and have been included within Reimbursable expenses previously borne by Investment Adviser in the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, such amounts were $1,512 and $1,512, respectively.

In addition, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with the Investment Adviser. Pursuant to the Expense Support and Conditional Reimbursement Agreement, the Investment Adviser may elect to pay certain of the Company’s expenses on its behalf (each such payment, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or stockholder servicing fees of the Company. Any expense payment must be paid by the Investment Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Investment Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s stockholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Investment Adviser until such time as all expense payments made by the Investment Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company will be referred to herein as a “Reimbursement Payment.”

“Available Operating Funds” means the sum of (i) the Company’s net investment company income and (ii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (ii) are not included under clause (i) above).

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the three months ended June 30, 2023.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company broke escrow:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
April 30, 2023	$1,552	$—	$1,552
May 31, 2023	—	—	—
June 30, 2023	315	—	315
Total	$1,867	$—	$1,867

For the three and six months ended June 30, 2023, Expense payments were $1,867 and $1,867, respectively and have been included within Expense support in the Consolidated Statements of Operations.

Director Fees

Each of the Company’s independent directors is compensated an annual fee of $50,000 (or $100,000 upon the Company’s NAV being at or above $1,500,000,000) for his or her services as one of the Company’s directors and as a member of the Audit Committee and Governance and Nominating Committee. The Chairperson receives an additional annual fee of $12,500 (or $25,000 upon the Company’s NAV being at or above $1,500,000,000) for his services in such capacity and the director designated as “audit committee financial expert” receives an additional annual fee of $7,500 (or $15,000 upon the Company’s NAV being at or above $1,500,000,000) for his services in such capacity.

Directors’ fees were borne by the Investment Adviser on behalf of the Company through the Initial Issuance Date. The reimbursement of directors’ fees was conditional on the Company breaking escrow in connection with the Offering and the Investment Adviser requesting reimbursement of organization expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement. After the Initial Issuance Date, the Company bears all such expenses.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2023
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$494,745	$495,399
Total investments	$494,745	$495,399

The industry composition of the Company’s investments at fair value and net assets was as follows:

	June 30, 2023
Industry	Fair Value		Net Assets
Diversified Consumer Services	22.9%		23.8%
Diversified Financial Services	17.9		18.6
Software	10.4		10.8
Health Care Providers & Services	10.1		10.5
Automobiles	9.7		10.0
Distributors	7.9		8.2
Professional Services	7.6		7.9
Aerospace & Defense	7.2		7.4
Building Products	1.0		1.1
Chemicals	0.9		0.9
Containers & Packaging	0.6		0.6
Commercial Services & Supplies	0.6		0.6
Energy Equipment & Services	0.5		0.6
Insurance	0.4		0.5
Specialty Retail	0.3		0.3
Media	0.3		0.3
Entertainment	0.3		0.3
Machinery	0.3		0.3
Utilities	0.2		0.2
Textiles, Apparel & Luxury Goods	0.2		0.2
Technology Hardware & Equipment	0.2		0.2
Food Products	0.1		0.1
Health Care Equipment & Supplies	0.1		0.1
Capital Goods	0.1		0.1
Telecommunication Services	0.1		0.1
Diversified Manufacturing	0.1		0.1
Construction & Engineering	—	(1)	0.1
Transportation Infrastructure	—	(1)	—	(1)
Environmental	—	(1)	—	(1)
Total	100.0%		103.9%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2023
United States	87.0%
Canada	13.0
Total	100.0%

The Company did not hold any investments as of December 31, 2022.
5. FAIR VALUE MEASUREMENT

The fair value of a financial instrument is the amount that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

The Company carries its investments in accordance with ASC 820, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. The fair value hierarchy under ASC 820 prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:

Basis of Fair Value Measurement

Level 1 – Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2 – Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3 – Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Note 2 “Significant Accounting Policies” should be read in conjunction with the information outlined below.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 and Level 3 Instruments.

Level 2 Instruments	Valuation Techniques and Significant Inputs
Equity and Fixed Income

The types of instruments that trade in markets that are not considered to be active but are valued based on quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include commercial paper, most government agency obligations, most corporate debt securities, certain mortgage-backed securities, certain bank loans, less liquid publicly listed equities, certain state and municipal obligations, certain money market instruments and certain loan commitments.

Valuations of Level 2 Equity and Fixed Income instruments can be verified to quoted prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Derivative Contracts

Over-the-counter ("OTC") derivatives (both centrally cleared and bilateral) are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within Level 2 of the fair value hierarchy when significant inputs are corroborated by market evidence.

Level 3 Instruments	Valuation Techniques and Significant Inputs
Bank Loans, Corporate Debt, and Other Debt Obligations

Valuations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to credit default swaps that reference the same underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotes are available. Other valuation methodologies are used as appropriate including market comparables, transactions in similar instruments and recovery/liquidation analysis.

Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available: (i) Transactions in similar instruments; (ii) Discounted cash flow techniques; (iii) Third party appraisals; and (iv) Industry multiples and public comparables.

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including: (i) Current financial performance as compared to projected performance; (ii) Capitalization rates and multiples; and (iii) Market yields implied by transactions of similar or related assets.

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)	Valuation Techniques (2)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(3)	Weighted Average(4)
As of June 30, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$391,449	Discounted cash flows	Discount Rate	7.6% — 11.2%	10.6%

(1)
As of June 30, 2023, included within Level 3 assets of $452,872 is an amount of $61,423 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $391,449 or 86.4% of Level 3 bank loans, corporate debt, and other debt obligations.
(2)
The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.
(4)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

As noted above, the income approach was used in the determination of fair value of certain Level 3 assets as of June 30, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.

As of December 31, 2022, the Purchase Agreements (as defined below) were categorized as Level 3 within the fair value hierarchy and had a fair value of $0. As of December 31, 2022, there were no unobservable inputs developed by the Investment Adviser for any level 3 assets as all level 3 assets were valued based on contractual terms of the Purchase Agreements. On April 10, 2023, the Warehouse Conditions (as defined below) were met and the Company acquired all of the Portfolio Investments (as defined below) from the Financing Provider (as defined below), resulting in a net realized gain of $2,617. See Note 11 “Warehouse Transaction”.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2023
Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$42,527	$452,872	$495,399
Investments in Affiliated Money Market Fund	54,842	—	—	54,842
Total	$54,842	$42,527	$452,872	$550,241

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2023
1st Lien/Senior Secured Debt	$—	$453,363	$2	$650	$(1,557)	$414	$—	$—	$452,872	$650
Total assets	$—	$453,363	$2	$650	$(1,557)	$414	$—	$—	$452,872	$650

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

The Company did not hold any investments as of December 31, 2022.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2023, approximates its carrying value because the Truist Revolving Credit Facility has variable interest based on selected short-term rates.

The Company did not hold any debt as of December 31, 2022.

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 356%.

The Company’s outstanding debt was as follows:

	June 30, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(1)	$725,000	$539,628	$185,809
Total debt	$725,000	$539,628	$185,809

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,450,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in USD of $140,000 and in CAD of CAD 60,685.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2023 was 7.10%. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2023 was $88,206.

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into the Truist Revolving Credit Facility with Truist Bank (“Truist”), as administrative agent (the “Administrative Agent”), the lenders and issuing banks party thereto. The total commitments under the Truist Revolving Credit Facility were $725,000, of which $600,000 is under a multicurrency sub-facility and $125,000 is under a USD sub-facility as of June 30, 2023. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,450,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on April 6, 2028.

Proceeds from the Truist Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay distributions).

Borrowings thereunder denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings thereunder denominated in non-USD bear interest of the applicable term benchmark rate or daily simple risk-free rate plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, the Company may elect either term SOFR or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company's wholly owned subsidiaries that are formed or acquired by the Company in the future.

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of June 30, 2023, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $6,019 were incurred in connection with obtaining the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of June 30, 2023, outstanding deferred financing costs were $5,736.

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2023
Borrowing interest expense	$1,476	$1,476
Facility fees	590	590
Amortization of financing costs	283	283
Total	$2,349	$2,349
Weighted average interest rate *	7.10%	7.10%
Average outstanding balance *	$88,206	$88,206

* Weighted average interest rate and average outstanding debt balance was calculated beginning on April 6, 2023, the date on which the Company entered into the Truist Revolving Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

Unfunded Commitment Balances (1)
June 30, 2023
1st Lien/Senior Secured Debt
Arrow Buyer, Inc. (dba Archer Technologies)	$2,037
Coretrust Purchasing Group LLC	11,053
CST Buyer Company (dba Intoxalock)	4,310
DFS Holding Company, Inc.	8,448
Frontgrade Technologies Holdings Inc.	3,689
Fullsteam Operations LLC	24,363
Groundworks, LLC	2,068
Highfive Dental Holdco, LLC	6,856
iCIMS, Inc.	10,465
iWave Information Systems, Inc.	2,391
Singlewire Software, LLC	3,226
Solaris (dba Urology Management Holdings, Inc.)	7,437
Superior Environmental Solutions	12,752
Trader Corporation	3,516
Total	$102,611

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

The Company had no unfunded commitments as of December 31, 2022.

Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Investment Adviser agreed to bear all of the Company’s expenses through the Initial Issuance Date. The Company was obligated to reimburse the Investment Adviser for such advanced expenses upon breaking escrow in connection with the Offering and the Investment Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement. The aggregate amount of organization costs, costs related to Directors’ and Officers’ Liability Insurance, and directors’ fees as of December 31, 2022 was $985, all of which had been borne by the Investment Adviser. The total offering expenses incurred as of December 31, 2022 was $1,059, all of which had been borne by the Investment Adviser.

8. NET ASSETS

The Company has the authority to issue up to 1,000,000,000 Shares, 1,000,000,000 shares of Class D common stock, par value $0.001 per share, 1,000,000,000 shares of Class S common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the six months ended June 30, 2023
April 6, 2023	10,081,173	$252,029
May 1, 2023	3,019,897	75,891
June 1, 2023	5,708,842	143,577
Total	18,809,912	$471,497

There were no Shares issued for the three months ended June 30, 2022 and for the period from March 25, 2022 (inception) to June 30, 2022.

Distributions to Common Shareholders

The Company has adopted a distribution reinvestment plan (the “DRIP”) that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out” of the DRIP. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. If an investor participates in the DRIP, the cash distributions attributable to the class of shares that the investor purchased in our primary offering will be automatically invested in additional shares of the same class. The purchase price for shares purchased under the Company's distribution reinvestment plan will be equal to the most recent available NAV per share for such shares at the time the distribution is payable. The following table summarizes the distributions declared on the Shares and Shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the six months ended June 30, 2023
April 26, 2023	April 28, 2023	May 30, 2023	$0.17	26,481
May 3, 2023	May 31, 2023	June 28, 2023	$0.21	40,267
May 3, 2023	June 30, 2023	July 28, 2023	$0.21	62,222

Series A Preferred Stock

On April 6, 2023, the Company sold 515 shares of the Company’s Series A preferred stock par value of $0.001 per share (the “Series A Preferred Stock”) at a price of $1,000 per share, resulting in gross proceeds to the Company of $515. The Series A Preferred Stock is senior to all other classes and series of common stock and will rank on parity with any other class or series of preferred stock, whether such class or series is created in the future. Series A Preferred Stock is subject to redemption at any time by notice of such redemption on a date selected by the Company. The shares of the Series A Preferred Stock are entitled to a liquidation preference of $1,000 per share (the “Liquidation Value”), plus any accrued but unpaid distributions and any applicable redemption premium. Distributions on each share of the Series A Preferred Stock are payable semiannually on June 30 and December 31 of each year and accrue at a rate of 12.0% per annum on the Liquidation Value thereof plus all accumulated and unpaid distributions thereon. Holders of shares of the Series A Preferred Stock will not participate in any appreciation in the value of the Company. The Company had 515 shares of Series A Preferred Stock outstanding as of June 30, 2023.

Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which the Company broke escrow in connection with the Offering, and at the discretion of the Board of Directors, the Company intends to commence a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the Company’s Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act. All Shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected that the Company will repurchase Shares pursuant to tender offers as of the last calendar day of that quarter using a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date and does not include shares received under the DRIP. The Early Repurchase Deduction may be waived by the Company in accordance with the share repurchase plan. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

9. EARNINGS PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings per Share:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2023

Net increase in net assets from operations	$9,351	$11,295
Weighted average shares outstanding	14,247,479	14,247,479
Basic and diluted earnings (loss) per share	$0.66	$0.79

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the period presented. There were no Shares outstanding for the three months ended June 30, 2022 and for the period from March 25, 2022 (inception) to June 30, 2022.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2023
Per Common Share Data:(1)
NAV, beginning of period	$25.00
Net investment income	0.62
Net realized and unrealized gains (losses)(2)	0.19
Net increase in net assets from operations(2)	$0.81
Distributions to common shareholders	(0.59)
Distributions to preferred shareholders	—	(3)
Total increase in net assets	$0.22
NAV, end of period	$25.22
Shares outstanding, end of period	18,876,660
Weighted average shares outstanding	14,247,479
Total return based on NAV(4)	3.28%
Supplemental Data/Ratio(5):
Net assets, end of period	$475,985
Ratio of net expenses to average net assets	5.91%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	2.33%
Ratio of interest and other debt expenses to average net assets	2.78%
Ratio of incentive fees to average net assets	0.80%
Ratio of total expenses to average net assets	6.67%
Ratio of net investment income to average net assets	8.71%
Portfolio turnover	1%

(1)
The per share data was derived by using the weighted average Shares outstanding during the applicable period that the Shares were outstanding, except for distributions declared, which reflects the actual amount per Share for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of Share issuances and distributions.
(3)
Amount rounds to less than $0.01.
(4)
Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s DRIP.
(5)
Ratios are annualized, except for, as applicable, fee waivers, expense support, reimbursable expenses previously borne by Investment Adviser, unvested Incentive Fees and organization costs. NAV used in ratios represents NAV to common shareholders and excludes preferred shareholders’ equity.

There were no Shares outstanding for the six months ended June 30, 2022.

11. WAREHOUSE TRANSACTION

Beginning August 25, 2022, the Company entered into multiple purchase agreements (as amended, the “Purchase Agreements”) with Macquarie Bank Limited (the “Financing Provider”) and an affiliate of the Investment Adviser. Under the Purchase Agreements, the Company had forward arrangements to settle the purchase of certain investments (the “Portfolio Investments”) from the Financing Provider, who was obligated to settle the sale of such investments subject to the following conditions (the “Warehouse Conditions”); (a) that the Company had received subscriptions of at least $200,000,000; and (b) that the Board of Directors has approved the purchase of the specific investment or investments. The Company’s obligations to the Financing Provider under the Purchase Agreements were guaranteed by an affiliate of the Investment Adviser. Prior to the satisfaction of the Warehouse Conditions, an affiliate of the Investment Adviser was the primary obligor of the Purchase Agreements.

The Portfolio Investments primarily consisted of newly originated, privately negotiated senior secured term loans to middle market companies consistent with the Company’s investment strategy.

On April 10, 2023, the Warehouse Conditions were met and the Company acquired all of the Portfolio Investments from the Financing Provider pursuant to the terms of the Purchase Agreements. The Company acquired aggregate par amounts denominated in USD of $407,004 and in CAD of CAD 66,771 from the Financing Provider, resulting in a net realized gain of $2,617.

12. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

July and August Subscriptions

On July 1, 2023, the Company received $187,492 of proceeds, relating to the issuance of 7,434,246 Shares. Included in the aforementioned proceeds is $8,975 that the Company received from affiliates of the Investment Adviser.

On August 1, 2023, the Company received $231,524 of proceeds, relating to the issuance of Shares. Included in the aforementioned proceeds is $8,000 that the Company received from an affiliate of the Investment Adviser.

Share Repurchases

Subject to the terms of the applicable offer to purchase, on August 3, 2023, the Company offered to purchase up to 5% of its Shares at a price equal to the NAV per Share as of September 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Private Credit Corp. or Goldman Sachs Private Credit Corp., together with its consolidated subsidiary, as the context requires. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to GS Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through June 30, 2023, we have originated $558.29 million in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. Our investment strategy is consistent with that of the broader Goldman Sachs Asset Management Private Credit platform, with a focus on capital preservation and capital appreciation, and includes:

•
Leveraging Goldman Sachs Asset Management Private Credit’s position within GSAM;
•
Direct origination with borrowers;
•
Prudent investment selection with intensive due diligence and credit analysis;
•
Provision of large-sized commitments;
•
Structuring expertise with a focus on risk mitigation;
•
Rigorous portfolio management; and
•
Focus on companies with attractive business fundamentals.

Under normal circumstances, we will invest at least 80% of our total assets (which include net assets plus borrowings for investment purposes) in private credit instruments, which may include loans, notes, bonds and other corporate debt securities issued by corporate issuers (“Private Credit Investments”). If we change our 80% test, we will provide stockholders with at least 60 days’ notice of such change.

We primarily hold directly originated, first lien senior secured, floating rate debt of companies located primarily in the United States and, to a lesser extent, in non-U.S. jurisdictions. We may also invest, to a lesser extent, in second lien loans, unsecured, subordinated or PIK debt and equity and equity-like instruments. We also invest a portion of our portfolio in more liquid investments (“Liquid Investments”), such as broadly syndicated loans and other fixed-income securities, to provide the portfolio with additional liquidity.

We invest primarily in private companies based in the United States, but we also invest, to a lesser extent, in non-U.S. based companies (subject to compliance with BDC requirements to invest at least 70% of our assets in U.S. companies). We focus our lending across a spectrum of directly sourced opportunities in companies ranging from lower middle market to large capitalization in size. We may invest in companies of any size or capitalization.

We generally lead the origination of our investments as the primary lender, and we may participate in club deals (which are generally investments made by a small group of firms). Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For additional information, see “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and other Accounts; the Relief” in Amendment No. 1 to our Registration Statement on Form 10, filed with the SEC on May 18, 2023 (the “Form 10/A”). In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

Our investment strategy also allocates a portion of the overall portfolio to Liquid Investments to provide the portfolio with additional liquidity and to manage our payment obligations under our share repurchase program. Liquid Investments may include senior secured loans, senior secured high yield bonds, senior unsecured high yield bonds, and fixed-income ETFs and government securities. We use these investments to maintain liquidity for our share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns. Prior to raising or investing sufficient capital, the portfolio may display a greater percentage of assets within Liquid Investments or government securities than we otherwise would expect for a fully invested portfolio. Investment decisions related to Liquid Investments are made by the Goldman Sachs Asset Management High Yield and Bank Loan team within the Global Fixed Income and Liquidity Solutions group of Goldman Sachs Asset Management.

We employ leverage as market conditions permit and at the discretion of the Investment Adviser, but we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. We intend to use leverage in the form of borrowings, including loans from financial institutions as well as the issuance of debt securities. We may also use leverage in the form of preferred shares. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. We would expect any such leverage, if incurred, to increase the total capital available for investment by the Company.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in the Form 10/A.

KEY COMPONENTS OF OPERATIONS

Revenues

We generate revenues in the form of interest income on debt investments and, to a lesser extent, fee income and capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or PIK income. We expect that the principal amount of the debt investments and any accrued but unpaid interest generally will become due at the maturity date.

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

Dividend income on preferred equity investments, if any, is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments, if any, is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Expenses

Our primary operating expenses include the payment of a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”) to our Investment Adviser, legal and other professional fees, interest and other debt expenses and other operating related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, structuring, and monitoring our investments. We bear all other expenses of our operations and transactions, including in accordance with the Investment Management Agreement.

Our Investment Adviser pays all costs incurred by it in connection with the performance of its duties under the Investment Management Agreement. Our Investment Adviser pays the compensation and expenses of all its personnel and makes available, without expense to us, the services of such of its partners, officers and employees as may duly be elected as our officers or directors, subject to their individual consent to serve and to any limitations imposed by law. Our Investment Adviser is not required to pay any of our expenses other than those specifically allocated to it, including as set forth below. In particular, but without limiting the generality of the foregoing, our Investment Adviser is not required to pay:

•
organization and offering expenses associated with the private offering of our Class I stock, par value $0.001 per share (the “Shares”) and other securities, including the Series A Preferred Stock (as defined below), (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating intermediaries, reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of GS & Co., the Company’s transfer agent (the “Transfer Agent”), fees to attend retail seminars sponsored by participating intermediaries, if any, and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors, but excluding the stockholder servicing fee);
•
fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments;
•
interest payable on debt, if any, incurred to finance our investments;
•
fees and expenses incurred by us in connection with membership in investment company organizations;
•
brokers’ commissions;
•
fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm);
•
legal, auditing or accounting expenses;
•
taxes or governmental fees;
•
the fees and expenses of our Administrator (as defined below), Transfer Agent or sub-transfer agent;
•
the cost of preparing share certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of our Shares;
•
the expenses of and fees for registering or qualifying our Shares for sale and of maintaining our federal and/or state registration or exemptions, and registering us as a broker or a dealer, as applicable;
•
the fees and expenses of our directors (the “Directors”) who are not affiliated with our Investment Adviser;
•
the cost of preparing and distributing reports, proxy statements and notices to our stockholders, the SEC and other regulatory authorities;
•
costs of holding stockholder meetings;
•
the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our certificate of incorporation or bylaws insofar as they govern agreements with any such custodian;
•
insurance premiums; or
•
costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

Our Investment Adviser is also not required to pay expenses of activities which are primarily intended to result in sales of our Shares, including all costs and expenses associated with the preparation and distribution of any private placement memorandum, subscription agreements, registration statements, prospectuses or stockholder application forms, including any amendments, restatements and/or supplements thereto.

Our Investment Adviser may impose a voluntary cap on the amount of expenses that will be borne by us on a monthly or annual basis. Any such expense cap may be increased, decreased, waived or eliminated at any time at our Investment Adviser’s sole discretion.

To the extent that expenses to be borne by us pursuant to the Investment Management Agreement are paid by our Investment Adviser, we will reimburse our Investment Adviser for such expenses, provided, however, that our Investment Adviser may elect, from time to time and in its sole discretion, to bear certain of our expenses set forth above, including organizational and other expenses.

With respect to the expenses of the private offering of Shares, the Investment Adviser has agreed to advance all of our organization, offering and other operating expenses on our behalf through the date on which we broke escrow for the private offering of the Shares. Pursuant to the expense support and conditional reimbursement agreement, dated as of March 20, 2023 (the “Expense Support Agreement”) with the Investment Adviser, the Investment Adviser may elect to pay certain of our expenses on our behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or stockholder servicing fees of the Company. We may reimburse the Investment Adviser for such advanced expenses only if certain conditions are met. See “Item 1. Business—Expense Support and Conditional Reimbursement Agreement” of the Form 10/A. Any reimbursements will not exceed actual expenses incurred by the Investment Adviser and its affiliates.

From time to time, Goldman Sachs Asset Management (in its capacity as the Investment Adviser) or its affiliates may pay third-party providers of goods or services. We will reimburse Goldman Sachs Asset Management (in its capacity as the Investment Adviser) or such affiliates thereof for any such amounts paid on our behalf. From time to time, Goldman Sachs Asset Management (in its capacity as the Investment Adviser) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our stockholders.

We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Leverage

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock, including the Series A Preferred Stock, if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements. Our board of directors (the “Board of Directors” or the “Board”) and initial member approved the application of the 150% asset coverage ratio to us in accordance with the requirements of the Investment Company Act. While the leverage we employ may be greater or less than these levels from time to time, we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed not to be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.” in our Form 10/A.

We employ leverage as market conditions permit and at the discretion of the Investment Adviser, but we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. We use leverage in the form of borrowings, including loans from financial institutions as well as the issuance of debt securities. We also use leverage in the form of preferred shares. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. We expect any such leverage, if incurred, to increase the total capital available for investment by the Company.

Our leverage may take the form of revolving or term loans from financial institutions, such as the Truist Revolving Credit Facility (as defined below), secured or unsecured bonds, securitization of portions of our investment portfolio, or preferred shares, such as the Series A Preferred Stock. The Truist Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage.” When determining whether to borrow money and assessing the various borrowing structure alternatives, we analyze the maturity, rate structure and covenant package of the proposed borrowings in the context of our investment portfolio, pre-existing borrowings and market outlook. The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors.” in the Form 10/A.

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 150% (if certain requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our Board of Directors of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2023
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$494.75	$495.40
Total investments	$494.75	$495.40

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	June 30, 2023
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.6%	12.6%
Total Portfolio	12.6%	12.6%

(1)
The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value. Excludes investments that are unsettled as of period-end as the interest rate associated with the investment is not known prior to the settlement date.

The weighted average yield of our Liquid Investments as of June 30, 2023 was 9.3% and 9.3% at amortized cost and fair value.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2023
Number of portfolio companies in which we have Private Credit Investments	18
Number of Liquid Investments	98
Percentage of performing debt bearing a floating rate(1)		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%
Weighted average loan-to-value (“LTV”) (3)		38.1%
Weighted average leverage (net debt/EBITDA)(4)	5.4	x
Weighted average interest coverage(4)	1.5	x
Median EBITDA(4)	$99.63 million

(1)
Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)
Includes income producing preferred stock investments, if applicable.
(3)
Includes all Private Credit Investments for which fair value is determined by the Investment Adviser, as the valuation designee (the “Valuation Designee”) designated by the Board of Directors, pursuant to Rule 2a-5 under the Investment Company Act. Figures are derived from the financial statements most recently validated by the Adviser. LTV is calculated as net debt through each respective loan tranche divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable private debt investments.
(4)
Includes all Private Credit Investments for which fair value is determined by the Investment Adviser, as the Valuation Designee designated by the Board of Directors, pursuant to Rule 2a-5 under the Investment Company Act. For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve-month period. Weighted average net debt to EBITDA is weighted based on the fair value of our applicable Private Credit Investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our applicable performing Private Credit Investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Median EBITDA is based on our applicable Private Credit Investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

As of June 30, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 8.4% of total Private Credit Investments at fair value.

Our Investment Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in Board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments is as follows:

• Grade 1 investments involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

• Grade 2 investments involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

• Grade 3 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

• Grade 4 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	June 30, 2023
Investment Performance Rating	Fair Value	Percentage of Total
	(in millions)
Grade 1	$—	—%
Grade 2	495.40	100.0
Grade 3	—	—
Grade 4	—	—
Total Investments	$495.40	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2023
	Amortized Cost	Percentage of Total
	(in millions)
Performing	$494.75	100.0%
Non-accrual	—	—
Total Investments	$494.75	100.0%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

As of December 31, 2022, the Company had no portfolio or investment activity.

The following table shows our investment activity by investment type of our Private Credit Investments(1):

For the Three Months Ended
June 30, 2023
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$558.29
Total	$558.29
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$1.13
Total	$1.13
Net increase in portfolio	$557.16
Number of new portfolio companies with new investment commitments	18
Total new investment commitment amount in new portfolio companies	$558.29
Average new investment commitment amount in new portfolio companies	$31.02
Weighted average remaining term for new investment commitments (in years)(2)	5.6
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	12.7%
Weighted average yield on new investment commitments(5)	12.7%
Weighted average yield on debt and income producing investments sold or repaid(6)	12.1%
Weighted average yield on investments sold or repaid(7)	12.1%

(1)
Figures for new investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid, excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(2)
Calculated as of the end of the relevant period and the maturity date of the individual investments.
(3)
May include preferred stock investments.
(4)
Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(5)
Computed based on (a) the annual actual interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.

(6)
Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are non-accrual.
(7)
Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the three months ended June 30, 2023 was $42.75 million.

We had no investment activity for the three months ended June 30, 2022.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Three Months Ended	For the Six Months Ended		For the period from March 25, 2022 (inception) to
	June 30, 2023		June 30, 2022	June 30, 2023		June 30, 2022
	($ in millions)
Total investment income	$12.34		$—	$12.34		$—
Net expenses	(3.44)		—	(3.44)		—
Net investment income	$8.90		$—	$8.90		$—
Net realized gain (loss) on investments	—	(1)	—	—	(1)	—
Net realized gain on warehouse transaction	2.61			2.61
Net unrealized appreciation (depreciation) on investments	0.66		—	0.66		—
Net unrealized appreciation (depreciation) on warehouse transaction	(1.95)			—
Net realized and unrealized gain (losses) on translations and transactions	(0.87)		—	(0.87)		—
Net realized and unrealized gains	$0.45		$—	$2.40		$—
Net increase in net assets from operations	$9.35		$—	$11.30		$—

(1) Amount rounds to less than $0.01.

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the period from March 25, 2022 (inception) to
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Interest income	$11.94	$—	$11.94	$—
Dividend income	0.30	—	0.30	—
Other income	0.10	—	0.10	—
Total investment income	$12.34	$—	$12.34	$—

Investment income for the three and six months ended June 30, 2023 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the period from March 25, 2022 (inception) to
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Interest and other debt expenses	$2.35	$—	$2.35	$—
Management fees	1.05	—	1.05	—
Incentive fees based on income	0.79	—	0.79	—
Incentive fees based on capital gains	0.30	—	0.30	—
Organization costs	0.17	0.26	0.39	0.37
Offering costs	0.47	—	0.47	—
Directors’ fees	0.08	0.05	0.16	0.05
Professional fees	0.28	—	0.28	—
Other general and administrative expenses	0.32	—	0.37	—
Total expenses	$5.81	$0.31	$6.16	$0.42
Fee waivers	(1.84)	—	(1.84)	—
Expense support	(2.05)	(0.31)	(2.40)	(0.42)
Reimbursable expenses previously borne by Investment Adviser	1.52	—	1.52	—
Net Expenses	$3.44	$—	$3.44	$—

In the table above:

•
Interest and other debt expenses for the three and six months ended June 30, 2023 was $2.35 million and $2.35 million, respectively due to our entry into the Truist Revolving Credit Facility.
•
For the three and six months ended June 30, 2023, Management Fees amounted to $1.05 million and $1.05 million, respectively and the Investment Adviser waived $1.05 million and $1.05 million, respectively.
•
For the three and six months ended June 30, 2023, Incentive Fees based on income amounted to $0.79 million and $0.79 million, respectively and the Investment Adviser waived $0.79 million and $0.79 million, respectively.
•
For the three and six months ended June 30, 2023, Incentive Fees based on capital gains amounted to $0.30 million and $0.30 million, respectively, which was primarily driven by realized gains in connection with the Warehouse Transaction (as defined below).
•
We have incurred expenses related to our formation, organization and continuous offering of our shares. For the three and six months ended June 30, 2023, we accrued organization costs of $0.17 million and $0.39 million, respectively, and amortized offering costs of $0.47 million and $0.47 million, respectively.
•
The Investment Adviser agreed to advance all of the organization, offering and other operating expenses on our behalf through the Initial Issuance Date. For the three and six months ended June 30, 2023, the Investment Adviser agreed to advance $0.18 million and $0.53 million, respectively. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by the Company. For the three and six months ended June 30, 2023 those expenses amounted to $1.51 million and $1.51 million, respectively. Additionally, for the three and six months ended June 30, 2023, the Investment Adviser elected to pay $1.87 million and $1.87 million, respectively, of certain of our expenses on our behalf. For additional information, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2023, we had a realized gain of $2.61 million in connection with certain purchase agreements that we entered into with a party unaffiliated with the Investment Adviser (the “Warehouse Transaction”). For additional information on the Warehouse Transaction, see Note 11 "Warehouse Transaction” in our consolidated financial statements.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
June 30, 2023
($ in millions)
Unrealized appreciation	$1.94
Unrealized depreciation	(1.28)
Net change in unrealized appreciation (depreciation) on investments	$0.66

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2023
	($ in millions)
Portfolio Company:
Trader Corporation	$0.86	$0.86
Frontgrade Technologies Holdings Inc.	0.36	0.36
Computer Services, Inc.	0.21	0.21
CST Buyer Company (dba Intoxalock)	0.20	0.20
Coretrust Purchasing Group LLC	0.13	0.13
Other, net(1)	0.07	0.07
Helios Buyer, Inc. (dba Heartland)	(0.02)	(0.02)
Spotless Brands, LLC	(0.03)	(0.03)
DFS Holding Company, Inc.	(0.04)	(0.04)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(0.16)	(0.16)
iCIMS, Inc.	(0.92)	(0.92)
Total	$0.66	$0.66
(1)
For the three and six months ended June 30, 2023, Other, net includes gross unrealized appreciation of $0.17 million and $0.17 million and gross unrealized depreciation of $(0.10) million and $(0.10) million.

In addition, for the three months ended June 30, 2023, we had a change in unrealized appreciation (depreciation) of $(1.94) million in connection with the Warehouse Transaction. For additional information, see Note 11 "Warehouse Transaction” in our consolidated financial statements.

There were no realized gains (losses) or unrealized appreciation (depreciation) for the three months ended June 30, 2022 and for the period from March 25, 2022 (inception) to June 30, 2022.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary use of funds is for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We primarily generate cash from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Truist Revolving Credit Facility, or issue other senior securities. Any such credit facility may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Truist Revolving Credit Facility) was 356%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

An affiliate of the Investment Adviser made an initial capital contribution to us of one thousand dollars and became our initial member. On April 6, 2023, the date of the initial closing of the private offering of our Shares, the equity interest of the initial member was cancelled.

The following table summarizes the securities issued and proceeds related to such issuances:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the six months ended June 30, 2023
Class I Common Stock
April 6, 2023	10,081,173	$252.03
May 1, 2023	3,019,897	75.89
June 1, 2023	5,708,842	143.58
Total	18,809,912	$471.50
Series A Cumulative Preferred Stock
April 6, 2023	515	$0.52
Total	515	$0.52

Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which we broke escrow, and at the discretion of our Board of Directors, we intend to commence a share repurchase program in which we intend to repurchase in each quarter, up to 5% of our common shares outstanding (by number of shares) as of the close of the previous calendar quarter.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan (the “DRIP”), pursuant to which we reinvest all distributions declared by the Board on behalf of our stockholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our stockholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution or other distribution.

Contractual Obligations

We have entered into the Investment Management Agreement with Goldman Sachs Asset Management (in its capacity as the Investment Adviser) to provide us with investment advisory services and the Administration Agreement with State Street Bank and Trust Company (in its capacity as the administrator, the “Administrator”) to provide us with administrative services. Payments for investment advisory services under the Investment Management Agreement are described in “Item 1. Business—Investment Management Agreement” of the Form 10/A.

We may establish credit facilities in addition to the Truist Revolving Credit Facility or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure stockholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask us to comply with positive or negative covenants that could have an effect on our operations.

We entered into the Purchase Agreements with the Financing Provider and an affiliate of the Investment Adviser, pursuant to which we purchased the Warehouse Investments from the Financing Provider at the prices determined under the Purchase Agreements. See “Item 1. Business—Warehouse Investments” of the Form 10/A for additional information.

The following table shows our contractual obligations as of June 30, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$185.81	$—	$—	$185.81	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in USD of $140.00 million and in Canadian Dollars (“CAD”) of CAD 60.68 million.

Truist Revolving Credit Facility

On April 6, 2023, we entered into the Truist Revolving Credit Facility with Truist Bank, as administrative agent, and the lenders and issuing banks party thereto.

The total commitments under the Truist Revolving Credit Facility are $725.00 million, of which $600.00 million is under a multicurrency sub-facility and $125.00 million is under a USD sub-facility. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,450.00 million.

Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on April 6, 2028.

Borrowings thereunder denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings thereunder denominated in non-USD bear interest of the applicable term benchmark rate or daily simple risk-free rate plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, we may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

For further details, see Note 6 “Debt–Truist Revolving Credit Facility” to our consolidated financial statements included in this report.

Series A Preferred Stock

On April 6, 2023, we sold 515 shares of Series A Cumulative Preferred Stock par value of $0.001 per share (the “Series A Preferred Stock”) at a price of $1,000 per share, resulting in gross proceeds of $0.52 million. Distributions, including the payment of dividends and distribution of our assets upon dissolution, liquidation, or winding up, on the Series A Preferred Stock are senior to all other classes and series of our common stock to the extent of the aggregate liquidation preference of the Series A Preferred Stock ($1,000 per share, or the “Liquidation Value”) and all accrued but unpaid distributions and any applicable redemption premium on the Series A Preferred Stock. Distributions on each share of the Series A Preferred Stock are payable semiannually on June 30 and December 31 of each year and accrue at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid distribution thereon, from and including the date of issuance to and including the earlier of (1) the date of our liquidation, dissolution, or winding up or (2) the date on which such share of Series A Preferred Stock is redeemed. Such distributions are generally cumulative with the result that all accrued and unpaid distributions must be fully paid or declared with funds irrevocably set apart for payment for all past distribution periods before any distribution or payment may be made to holders of outstanding shares of our common stock. See “Series A Cumulative Preferred Stock” in “Item 11. Description of Registrant’s Securities To Be Registered” in the Form 10/A for more information regarding the Series A Preferred Stock.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

As of
June 30, 2023
(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$102.61
Total	$102.61

There were no off-balance sheet arrangement activities by the Company as of December 31, 2022.

Warehouse Transaction

We entered into the Warehouse Transaction whereby we agreed, subject to certain conditions, to purchase certain investments (the “Portfolio Investments”) from a party unaffiliated with the Investment Adviser. The Warehouse Transaction was designed to assist us in deploying capital upon receipt of subscriptions. On April 10, 2023, we purchased the Portfolio Investments. The Portfolio Investments primarily consisted of newly originated, privately negotiated senior secured term loans to middle market companies consistent with our investment strategy. For additional information, see Note 11 “Warehouse Transaction” in our consolidated financial statements.

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

In August 2022, Rule 18f-4 under the Investment Company Act, regarding the ability of a BDC (or a RIC) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions), became effective. Under the newly adopted rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the final rule, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy, and Income Taxes.

RECENT DEVELOPMENTS

July and August Subscriptions

On July 1, 2023, we received $187.49 million of proceeds, relating to the issuance of 7,434,246 Shares.

On August 1, 2023, we received $231.52 million of proceeds, relating to the issuance of Shares.

Share Repurchases

Subject to the terms of the applicable offer to purchase, on August 3, 2023, we offered to purchase up to 5% of our Shares at a price equal to the net asset value per Share as of September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of June 30, 2023, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2023 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure.

As of June 30, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$11.43	$(5.13)	$6.30
Up 200 basis points	7.62	(3.42)	4.20
Up 100 basis points	3.81	(1.71)	2.10
Up 75 basis points	2.86	(1.28)	1.58
Up 50 basis points	1.91	(0.86)	1.05
Up 25 basis points	0.95	(0.43)	0.52
Down 25 basis points	(0.95)	0.43	(0.52)
Down 50 basis points	(1.91)	0.86	(1.05)
Down 75 basis points	(2.86)	1.28	(1.58)
Down 100 basis points	(3.81)	1.71	(2.10)
Down 200 basis points	(7.62)	3.42	(4.20)
Down 300 basis points	(11.43)	5.13	(6.30)

We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the Investment Company Act, applicable CFTC regulations and in a manner consistent with SEC guidance. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Investment Adviser, as our Valuation Designee, pursuant to procedures adopted by the Investment Adviser, as our Valuation Designee, subject to the oversight of the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Our investment strategy will also allocate a portion of the overall portfolio to Liquid Investments, such as broadly syndicated loans and other fixed-income securities, to provide the portfolio with additional liquidity and to manage our payment obligations under our share repurchase program. Investment decisions related to Liquid Investments, such as broadly syndicated loans and other fixed-income securities, will be made by the Goldman Sachs Asset Management High Yield and Bank Loan team within the Global Fixed Income and Liquidity Solutions group of Goldman Sachs Asset Management.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of the Form 10/A. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Our business and the businesses of our portfolio companies are dependent on bank relationships and recent concerns associated with the banking system may adversely impact us.

The financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government announced measures to assist certain banks and protect depositors, some banks had already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships. We continue to monitor the financial health of these relationships. Any further strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total securities issued and proceeds:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the six months ended June 30, 2023
Class I Common Stock
April 6, 2023	10,081,173	$252.03
May 1, 2023	3,019,897	75.89
June 1, 2023	5,708,842	143.58
Total	18,809,912	$471.50
Series A Cumulative Preferred Stock
April 6, 2023	515	$0.52
Total	515	$0.52

Each of the above issuances and sales of our Shares and Series A Preferred Stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D or Regulation S under the Securities Act, as applicable. Each purchaser of the Shares was required to represent that it (i) is either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Shares sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the Shares for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.1

Senior Secured Revolving Credit Agreement, dated as of April 6, 2023, between the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: August 8, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 8, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 8, 2023	/s/ David Pessah
Name: David Pessah
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)