Form 10-Q
period 2023-09-30
Goldman Sachs Private Credit Corp.
filed 2023-11-07
CIK 1920145

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 7, 2023 was 48,471,896. Common shares outstanding exclude November 1, 2023 subscriptions since the issuance price is not yet finalized at this time.

GOLDMAN SACHS PRIVATE CREDIT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, the war between Russia and Ukraine and the escalated conflict in the Middle East;
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
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P. (the “Investment Advisor”);
•
the use of borrowed money to finance a portion of our investments;
•
our ability to make distributions;
•
the adequacy of our cash resources and working capital;
•
changes in interest rates;
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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023 (Unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,197,315 and $—)	$1,197,616	$—
Investments in affiliated money market fund (cost of $79,674 and $—)	79,674	—
Cash	102,262	1
Deferred financing costs	6,826	—
Interest and dividends receivable	5,631	—
Deferred offering costs	1,303	—
Receivable from investment adviser	157	—
Other assets	128	—
Total assets	$1,393,597	$1
Liabilities
Debt	$238,537	$—
Payable for investments purchased	60,524	—
Distribution payable	8,998	—
Interest and other debt expenses payable	1,031	—
Incentive fees based on capital gains payable	392	—
Directors’ fees payable	83	—
Accrued expenses and other liabilities	2,824	—
Total liabilities	$312,389	$—
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and 0 shares issued and outstanding as of December 31, 2022)	$—	$—
Common stock, par value $0.001 per share (1,000,000,000 shares authorized, 42,847,652 common shares issued and outstanding as of September 30, 2023). Common units (40 units issued and outstanding as of December 31, 2022)	43	1
Paid-in capital in excess of par	1,077,630	—
Distributable earnings (loss)	3,535	—
Total net assets	$1,081,208	$1
Total liabilities and net assets	$1,393,597	$1
Net asset value per common share and common unit as of September 30, 2023 and December 31, 2022	$25.23	$25.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from March 25, 2022 (inception) to
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$22,325	$—	$34,263	$—
Other income	540	—	646	—
From non-controlled affiliated investments:
Dividend income	2,441	—	2,738	—
Total investment income	$25,306	$—	$37,647	$—
Expenses:
Interest and other debt expenses	$2,354	$—	$4,703	$—
Management fees	2,680	—	3,726	—
Incentive fees based on income	2,296	—	3,086	—
Incentive fees based on capital gains	92	—	392	—
Offering costs	577	—	1,042	—
Professional fees	547	—	826	—
Organization costs	127	224	519	591
Directors’ fees	85	81	245	133
Other general and administrative expenses	655	—	1,037	—
Total expenses	$9,413	$305	$15,576	$724
Fee waivers	(4,976)	—	(6,812)	—
Expense support	(1,152)	(305)	(3,547)	(724)
Reimbursable expenses previously borne by Investment Adviser	—	—	1,512	—
Net expenses	$3,285	$—	$6,729	$—
Net investment income	$22,021	$—	$30,918	$—
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(5)	$—	$(3)	$—
Foreign currency transactions	91	—	84	—
Warehouse transaction	—	—	2,617	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(354)	—	301	—
Non-controlled affiliated investments	—	—	—	—
Foreign currency translations	1,009	—	140	—
Net realized and unrealized gains	$741	$—	$3,139	$—
Net increase in net assets from operations	$22,762	$—	$34,057	$—
Weighted average common shares outstanding	34,868,960	—	24,905,773	—
Basic and diluted net investment income per share	$0.63	$—	$1.24	$—
Basic and diluted earnings (loss) per share	$0.65	$—	$1.37	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from March 25, 2022 (inception) to
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net assets at beginning of period	$476,500	$—	$1	$—
Increase (decrease) in net assets from operations:
Net investment income	$22,021	$—	$30,918	$—
Net realized gain (loss)	86	—	2,698	—
Net change in unrealized appreciation (depreciation)	655	—	441	—
Net increase in net assets from operations	$22,762	$—	$34,057	$—
Distributions to shareholders from:
Distributable earnings to common shareholders	$(22,021)	$—	$(30,492)	$—
Distributable earnings to preferred shareholders	(15)	—	(30)	—
Total distributions to shareholders	$(22,036)	$—	$(30,522)	$—
Capital transactions:
Issuance of common shares	$596,999	$—	$1,068,496	$—
Issuance of preferred shares	—	—	515	—
Redemption of preferred shares	(515)	—	(515)	—
Reinvestment of common shareholder distributions	7,498	—	9,176	—
Net increase in net assets from capital transactions	$603,982	$—	$1,077,672	$—
Total increase in net assets	$604,708	$—	$1,081,207	$—
Net assets at end of period	$1,081,208	$—	$1,081,208	$—
Distributions per common share	$0.63	$—	$1.22	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Nine Months Ended	For the period from March 25, 2022 (inception) to
	September 30, 2023	September 30, 2022

Cash flows from operating activities:
Net increase in net assets from operations:	$34,057	$—
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(1,201,316)	—
Payment-in-kind interest capitalized	(645)	—
Investments in affiliated money market fund, net	(79,674)	—
Proceeds from sales of investments and principal repayments	5,789	—
Net realized (gain) loss on investments	3	—
Net change in unrealized (appreciation) depreciation on investments	(301)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	14	—
Amortization of premium and accretion of discount, net	(1,146)	—
Amortization of deferred financing costs	596	—
Amortization of deferred offering costs	1,042	—
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(5,631)	—
(Increase) decrease in receivable from investment adviser	(157)	—
(Increase) decrease in other assets	(128)	—
Increase (decrease) in interest and other debt expenses payable	888	—
Increase (decrease) in incentive fees based on capital gains payable	392	—
Increase (decrease) in payable for investments purchased	60,524	—
Increase (decrease) in directors’ fees payable	83	—
Increase (decrease) in accrued expenses and other liabilities	1,720	—
Net cash provided by (used for) operating activities	$(1,183,890)	$—
Cash flows from financing activities:
Proceeds from issuance of common shares	$1,068,496	$—
Proceeds from issuance of preferred shares	515	—
Redemption of preferred shares	(515)	—
Offering costs paid	(1,241)	—
Common stock distributions paid	(12,318)	—
Preferred stock distributions paid	(30)	—
Financing costs paid	(7,279)	—
Borrowings on debt	612,551	—
Repayments of debt	(374,014)	—
Net cash provided by (used for) financing activities	$1,286,165	$—
Net increase (decrease) in cash	$102,275	$—
Effect of foreign exchange rate changes on cash and cash equivalents	(14)	—
Cash, beginning of period	1	—
Cash, end of period	$102,262	$—
Supplemental and non-cash activities
Interest expense paid	$2,573	$—
Accrued but unpaid distributions	$8,998	$—
Reinvestment of common stockholder distributions	$9,176	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2023

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 103.88%
Acrisure, LLC	Insurance	8.93%	L + 3.50%	02/15/27	$2,642	$2,575	$2,601
ADS Tactical, Inc.	Aerospace & Defense		S + 5.75%	03/19/26	1,303	1,270	1,276	(5)
Ahead DB Holdings, LLC	Technology Hardware & Equipment	9.24%	S + 3.75%	10/18/27	3,267	3,154	3,234
AI Aqua Merger Sub, Inc.	Household Durables	9.08%	S + 3.75%	07/31/28	323	318	320
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels		S + 3.50%	05/17/29	2,133	2,133	2,133	(5)
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels		S + 3.75%	04/13/28	3,968	3,975	3,970	(5)
Albaugh, LLC	Chemicals		S + 3.75%	04/06/29	4,763	4,731	4,632	(5)
AlixPartners, LLP	Commercial Services & Supplies		S + 2.75%	02/04/28	2,642	2,643	2,638	(5)
Alliant Holdings Intermediate, LLC	Insurance		L + 3.50%	11/05/27	2,642	2,640	2,635	(5)
Allied Universal Holdco LLC	Commercial Services & Supplies	9.17%	S + 3.75%	05/12/28	2,145	2,071	2,068
AllSpring Buyer, LLC	Diversified Financial Services		S + 3.25%	11/01/28	1,695	1,684	1,676	(5)
Altar Bidco, Inc.	Semiconductors & Semiconductor Equipment		S + 3.10%	02/01/29	1,321	1,313	1,315	(5)
Alterra Mountain Company	Leisure Products	8.93%	S + 3.50%	08/17/28	1,072	1,074	1,068
Amentum Government Services Holdings LLC	Technology Hardware & Equipment	9.43%	S + 4.00%	01/29/27	1,072	1,058	1,062
American Builders & Contractors Supply Co., Inc.	Distributors	7.42%	S + 2.00%	01/15/27	3,863	3,861	3,855
Ankura Consulting Group, LLC	Commercial Services & Supplies	9.93%	S + 4.50%	03/17/28	473	465	470
Arcis Golf, LLC	Leisure Products	9.68%	S + 4.25%	11/24/28	224	225	224
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.90%	S + 6.50%	06/28/30	8,825	8,610	8,649	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	06/28/30	2,037	(25)	(41)	(6) (7) (8)
Arsenal AIC Parent LLC	Metals & Mining	9.88%	S + 4.50%	08/18/30	1,325	1,322	1,321
Ascend Performance Materials Operations, LLC	Chemicals	10.32%	S + 4.75%	08/27/26	2,965	2,912	2,896
AssuredPartners, Inc.	Insurance		S + 3.50%	02/12/27	2,642	2,631	2,633	(5)
Asurion LLC	Insurance	9.67%	S + 4.25%	08/19/28	474	474	460
Autokiniton US Holdings, Inc.	Automobile Components		S + 4.50%	04/06/28	2,143	2,141	2,096	(5)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	11.32%	S + 6.00%	09/30/30	23,483	22,779	22,779	(6)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	9.86%	E + 6.00%	09/30/30	€14,611	14,983	14,984	(6)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 6.00%	09/30/30	3,669	(55)	(55)	(6) (8)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 6.00%	10/01/29	4,892	(147)	(147)	(6) (8)
Banff Merger Sub Inc	Software	9.18%	S + 3.75%	10/02/25	673	674	672
Bangl, LLC	Energy Equipment & Services		S + 4.50%	02/01/29	1,075	1,056	1,065	(5)
Barracuda Networks, Inc.	IT Services	9.87%	S + 4.50%	08/15/29	2,145	2,098	2,121
BBB Industries LLC	Automobile Components	10.67%	S + 5.25%	07/25/29	1,072	1,023	1,009
BCPE Empire Holdings, Inc.	Distributors	10.07%	S + 4.75%	12/11/28	449	447	448
Brookfield WEC Holdings, Inc.	Machinery	8.18%	S + 2.75%	08/01/25	2,642	2,644	2,639
Brown Group Holding, LLC	Construction & Engineering	9.12%	S + 3.75%	07/02/29	2,642	2,646	2,638
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	7.67%	S + 2.25%	11/01/26	4,761	4,756	4,754
Calpine Corporation	Electric Utilities		S + 2.00%	08/12/26	4,761	4,763	4,756	(5)
Canister International Group, Inc.	Containers & Packaging		S + 4.75%	12/21/26	2,642	2,653	2,649	(5)
CCI Buyer, Inc.	Telecommunications		S + 4.00%	12/17/27	1,471	1,455	1,450	(5)
Chamberlain Group Inc	Building Products	8.67%	S + 3.25%	11/03/28	2,145	2,108	2,109
Charter NEX US, Inc.	Containers & Packaging	9.18%	S + 3.75%	12/01/27	1,649	1,643	1,632
Chobani, LLC	Food Products		S + 3.50%	10/25/27	1,321	1,325	1,320	(5)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Equipment & Products	12.08%	S + 6.75%	07/18/28	25,052	24,438	24,426	(6)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Equipment & Products		S + 6.75%	07/18/28	3,212	(39)	(40)	(6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Equipment & Products		S + 6.75%	07/18/28	1,606	(38)	(40)	(6) (8)
Citadel Securities LP	Diversified Financial Services	7.82%	S + 2.50%	07/29/30	3,863	3,850	3,851
Clarios Global LP	Automobile Components	9.07%	S + 3.75%	05/06/30	1,025	1,026	1,022

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
Clydesdale Acquisition Holdings, Inc.	Containers & Packaging		S + 4.18%	04/13/29	$2,642	$2,618	$2,603	(5)
CMG Media Corporation	Media	8.99%	S + 3.50%	12/17/26	474	435	432
CNT Holdings I Corp.	IT Services		S + 3.50%	11/08/27	2,143	2,140	2,135	(5)
Computer Services, Inc.	Diversified Financial Services	12.16%	S + 6.75%	11/15/29	49,750	48,331	48,755	(7)
ConnectWise, LLC	Software		S + 3.50%	09/29/28	1,321	1,301	1,298	(5)
Conservice Midco, LLC	Commercial Services & Supplies		S + 4.25%	05/13/27	2,642	2,645	2,641	(5)
Coretrust Purchasing Group LLC	Diversified Financial Services	12.07%	S + 6.75%	10/01/29	37,663	36,590	37,004	(7)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	5,526	(154)	(97)	(7) (8)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	5,526	(77)	(97)	(7) (8)
Cornerstone Building Brands, Inc.	Building Products	8.68%	S + 3.25%	04/12/28	1,845	1,813	1,796
Covanta Holding Corporation	Commercial Services & Supplies	8.33%	S + 3.00%	11/30/28	140	138	139
Covanta Holding Corporation	Commercial Services & Supplies	8.33%	S + 3.00%	11/30/28	10	10	10
Covetrus, Inc.	Pharmaceuticals	10.39%	S + 5.00%	10/13/29	474	461	468
CQP Holdco LP	Oil, Gas & Consumable Fuels		S + 3.50%	06/05/28	2,642	2,650	2,642	(5)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	07/30/30	6,997	—	—	(6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	07/30/30	67,170	—	—	(6) (8)
Crosby US Acquisition Corp.	Machinery	10.17%	S + 4.75%	06/26/26	474	474	472
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.92%	S + 6.50%	11/01/28	45,347	44,072	44,553	(7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 6.50%	11/01/28	4,310	(119)	(75)	(7) (8)
Cyanco Intermediate 2 Corp.	Chemicals		S + 4.75%	07/10/28	2,650	2,644	2,651	(5)
Da Vinci Purchaser Corp.	Health Care Providers & Services	9.43%	S + 4.00%	01/08/27	948	937	936
Dealer Tire Financial, LLC	Distributors		S + 4.50%	12/14/27	1,321	1,326	1,322	(5)
DexKo Global Inc.	Automobile Components	9.40%	S + 3.75%	10/04/28	1,845	1,814	1,796
DFS Holding Company, Inc.	Distributors	12.42%	S + 7.00%	01/31/29	40,349	39,210	39,542	(7)
DFS Holding Company, Inc.	Distributors	12.42%	S + 7.00%	01/31/29	8,448	2,796	2,788	(7) (8)
DG Investment Intermediate Holdings 2, Inc.	Construction & Engineering	9.18%	S + 3.75%	03/31/28	1,645	1,628	1,614
DRW Holdings, LLC	Diversified Financial Services	9.18%	S + 3.75%	03/01/28	4,900	4,893	4,886
Edelman Financial Center, LLC	Diversified Financial Services	8.93%	S + 3.50%	04/07/28	2,145	2,118	2,119
Electron BidCo, Inc.	Health Care Providers & Services		S + 3.00%	11/01/28	2,642	2,638	2,629	(5)
Energize HoldCo, LLC	Construction & Engineering		S + 3.75%	12/08/28	2,642	2,632	2,604	(5)
Engineered Machinery Holdings, Inc.	Machinery	9.15%	S + 3.50%	05/19/28	224	220	222
Fanatics Commerce Intermediate Holdco, LLC	Textiles, Apparel & Luxury Goods		S + 3.25%	11/24/28	4,761	4,769	4,747	(5)
First Advantage Holdings, LLC	Software		S + 2.75%	01/31/27	2,650	2,654	2,649	(5)
First Brands Group, LLC	Automobile Components		S + 5.00%	03/30/27	1,072	1,058	1,056	(5)
Fleet U.S. Bidco, Inc.	Commercial Services & Supplies	8.43%	L + 3.00%	10/07/26	2,642	2,648	2,639
Flexera Software LLC	Software	9.18%	S + 3.75%	03/03/28	673	671	667
Fluid-Flow Products, Inc.	Distributors	9.40%	S + 3.75%	03/31/28	448	442	443
Foundation Building Materials Holding Company, LLC	Specialty Retail		S + 3.25%	01/31/28	2,642	2,618	2,612	(5)
Franklin Square Holdings, L.P.	Diversified Financial Services	7.67%	S + 2.25%	08/01/25	3,863	3,872	3,858
Froneri International Ltd.	Food Products	7.67%	S + 2.25%	01/29/27	2,143	2,134	2,126
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.14%	S + 6.75%	01/09/30	35,480	34,481	34,770	(7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28	3,689	(100)	(74)	(7) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 6.00% (Incl. 3.00% PIK)	05/01/30	16,551	—	—	(6) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 12.00% (Incl. 4.50% PIK)	05/01/30	5,208	—	—	(6) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 7.76% PIK	05/01/30	2,315	—	—	(6) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 7.50% PIK	05/01/28	926	—	—	(6) (8)
Gainwell Acquisition Corp.	Pharmaceuticals	9.49%	S + 4.00%	10/01/27	2,144	2,117	2,089

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
Getty Images, Inc.	IT Services	9.99%	S + 4.50%	02/19/26	$3,135	$3,146	$3,138
GHX Ultimate Parent Corporation	Health Care Providers & Services	10.12%	S + 4.75%	06/30/27	848	850	847
Groundworks, LLC	Diversified Consumer Services	11.81%	S + 6.50%	03/14/30	9,019	8,767	8,838	(7)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/29	501	(14)	(10)	(7) (8)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/30	1,108	(15)	(22)	(7) (8)
Harbor Freight Tools USA, Inc.	Specialty Retail		S + 2.75%	10/19/27	2,646	2,628	2,623	(5)
Heartland Dental, LLC	Diversified Consumer Services	10.33%	S + 5.00%	04/28/28	24,938	23,283	24,647	(6)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.45%	S + 6.75%	06/13/28	8,793	8,541	8,573	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	979	(28)	(25)	(6) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	5,876	(166)	(147)	(6) (7) (8)
Highline Aftermarket Acquisition, LLC	Specialty Retail	9.92%	S + 4.50%	11/09/27	673	662	666
HUB International Limited	Insurance	9.37%	S + 4.00%	11/10/29	2,145	2,151	2,146
Hyland Software, Inc.	Software	11.32%	S + 6.00%	09/19/30	95,475	94,048	94,043	(6)
Hyland Software, Inc.	Software		S + 6.00%	09/19/29	4,525	(67)	(68)	(6) (8)
Icebox Holdco III, Inc.	Building Products	9.40%	S + 3.75%	12/22/28	473	464	470
iCIMS, Inc.	Professional Services	12.63%	S + 7.25% (Incl. 3.88% PIK)	08/18/28	33,175	32,647	32,097	(7)
iCIMS, Inc.	Professional Services	12.63%	S + 7.25%	08/18/28	6,000	5,902	5,910	(7)
iCIMS, Inc.	Professional Services	12.14%	S + 6.75%	08/18/28	3,067	463	413	(7) (8)
iCIMS, Inc.	Professional Services		S + 6.75%	08/18/28	7,584	—	(247)	(7) (8)
Illuminate Buyer, LLC	Chemicals		S + 3.50%	06/30/27	2,642	2,637	2,633	(5)
INEOS Enterprises Holdings US Finco, LLC	Chemicals		S + 3.75%	07/08/30	3,639	3,614	3,627	(5)
INEOS Styrolution US Holding LLC	Chemicals	8.18%	S + 2.75%	01/29/26	3,215	3,212	3,197
Ingram Micro, Inc.	IT Services	8.65%	S + 3.00%	06/30/28	3,109	3,109	3,099
Innophos, Inc.	Chemicals	8.68%	S + 3.25%	02/05/27	448	446	445
IRB Holding Corp.	Consumer Staples Distribution & Retail	8.42%	S + 3.00%	12/15/27	1,645	1,634	1,637
ITT Holdings LLC	Oil, Gas & Consumable Fuels	8.18%	S + 2.75%	07/10/28	1,696	1,685	1,691
iWave Information Systems, Inc.	Software	12.29%	S + 6.75%	11/23/28	19,462	19,005	18,975	(7) (9)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	2,391	(55)	(60)	(7) (8) (9)
Kenan Advantage Group, Inc.	Ground Transportation	9.48%	S + 3.75%	03/24/26	948	950	942
KKR Apple Bidco, LLC	Construction & Engineering		S + 2.75%	09/22/28	2,143	2,125	2,126	(5)
LABL, Inc.	Containers & Packaging	10.42%	S + 5.00%	10/29/28	374	374	373
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.43%	S + 7.00%	03/18/27	27,264	26,895	24,129	(7)
LSF11 A5 Holdco, LLC	Chemicals	8.93%	S + 3.50%	10/15/28	1,321	1,310	1,288
M6 ETX Holdings II Midco, LLC	Oil, Gas & Consumable Fuels		S + 4.50%	09/19/29	1,320	1,319	1,315	(5)
Mavis Tire Express Services Corp.	Commercial Services & Supplies	9.43%	S + 4.00%	05/04/28	2,193	2,185	2,185
McAfee, LLC	Technology Hardware & Equipment	9.18%	S + 3.75%	03/01/29	898	874	876
Medallion Midland Acquisition, LLC	Oil, Gas & Consumable Fuels	9.40%	S + 3.75%	10/18/28	1,645	1,644	1,645
Mediaocean LLC	Software	8.92%	S + 3.50%	12/15/28	948	922	906
Medline Borrower, LP	Health Care Equipment & Supplies		S + 3.25%	10/23/28	3,963	3,938	3,950	(5)
MH Sub I, LLC	IT Services	9.57%	S + 4.25%	05/03/28	224	215	217
NFP Corp.	Diversified Financial Services	8.68%	S + 3.25%	02/16/27	474	470	467
OneDigital Borrower, LLC	Insurance	9.66%	S + 4.25%	11/16/27	1,072	1,069	1,069
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.65%	S + 6.25%	09/29/27	44,959	44,509	44,509	(6)
Oryx Midstream Services Permian Basin, LLC	Oil, Gas & Consumable Fuels		S + 3.25%	10/05/28	2,791	2,791	2,786	(5)
Oscar AcquisitionCo, LLC	Building Products		S + 4.50%	04/29/29	1,845	1,843	1,830	(5)
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	9.45%	S + 4.00%	05/10/30	1,072	1,078	1,070
PCI Gaming Authority	Entertainment	7.93%	S + 2.50%	05/29/26	4,775	4,792	4,768

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
Peraton Corp.	Technology Hardware & Equipment		S + 3.75%	02/01/28	$2,634	$2,618	$2,626	(5)
Physician Partners LLC	Software	9.42%	S + 4.00%	12/23/28	2,145	2,044	2,035
Pike Corporation	Electric Utilities	8.82%	S + 3.50%	01/21/28	224	224	224
Potters Industries, LLC	Building Products		S + 4.00%	12/14/27	2,642	2,653	2,649	(5)
Presidio Holdings Inc.	Technology Hardware & Equipment	8.97%	S + 3.50%	01/22/27	1,321	1,324	1,318
Pro Mach Group, Inc.	Machinery	9.43%	S + 4.00%	08/31/28	474	475	474
Proampac PG Borrower LLC	Containers & Packaging	9.30%	S + 3.75%	11/03/25	474	474	471
Project Alpha Intermediate Holding, Inc.	Software	9.43%	S + 4.00%	04/26/24	224	224	224
Project Boost Purchaser, LLC	Software	8.93%	S + 3.50%	06/01/26	1,351	1,347	1,347
Propulsion (BC) Finco S.a.r.l.	Aerospace & Defense		S + 3.75%	09/14/29	2,642	2,649	2,636	(5)
Quartz Acquireco, LLC	Software	8.82%	S + 3.50%	06/28/30	1,325	1,328	1,322
Quikrete Holdings, Inc.	Building Products		S + 2.75%	03/19/29	3,165	3,171	3,163	(5)
Recochem, Inc	Chemicals		S + 5.75%	09/01/30	CAD 9,483	—	—	(6) (8) (9)
Recochem, Inc	Chemicals		S + 5.75%	09/01/30	CAD 75,867	—	—	(6) (8) (9)
Recochem, Inc	Chemicals		S + 5.75%	09/01/30	CAD 14,225	—	—	(6) (8) (9)
Recorded Books Inc. (dba RBMedia)	Media	11.64%	S + 6.25%	09/03/30	77,575	75,459	75,442	(6)
Recorded Books Inc. (dba RBMedia)	Media	11.66%	S + 6.25%	08/31/28	6,278	3,417	3,415	(6) (8)
RegionalCare Hospital Partners Holdings, Inc.	Health Care Providers & Services	9.38%	S + 3.75%	11/16/25	891	843	888
Renaissance Holding Corp.	Software	9.99%	S + 4.75%	04/05/30	22,500	21,496	22,295
Reynolds Consumer Products LLC	Household Durables		S + 1.75%	02/04/27	4,735	4,738	4,727	(5)
Reynolds Group Holdings, Inc.	Containers & Packaging		S + 3.25%	09/24/28	3,963	3,971	3,956	(5)
Rockwood Service Corporation	Construction & Engineering		S + 4.00%	01/23/27	2,642	2,657	2,648	(5)
Rubrik, Inc.	Software	12.53%	S + 7.00%	08/17/28	85,514	84,677	84,659	(6)
Rubrik, Inc.	Software	12.37%	S + 7.00%	08/17/28	11,952	1,091	1,088	(6) (8)
Sedgwick Claims Management Services, Inc.	Insurance		S + 3.75%	02/24/28	2,642	2,635	2,635	(5)
Singlewire Software, LLC	Software	11.64%	S + 6.25%	05/10/29	21,720	21,102	21,177	(6) (7)
Singlewire Software, LLC	Software		S + 6.25%	05/10/29	3,226	(91)	(81)	(6) (7) (8)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.79%	S + 6.25%	06/15/26	14,762	14,376	14,393	(7)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services		S + 6.25%	06/15/26	7,437	(190)	(186)	(7) (8)
Sorenson Communications, LLC	Telecommunications	10.93%	S + 5.50%	03/17/26	2,093	1,989	1,993
Spotless Brands, LLC	Diversified Consumer Services	12.30%	S + 6.75%	07/25/28	32,686	31,772	31,869	(7)
Spotless Brands, LLC	Diversified Consumer Services	12.04%	S + 6.50%	07/25/28	5,067	4,923	4,940	(7)
SRAM, LLC	Leisure Products	8.18%	S + 2.75%	05/18/28	1,072	1,069	1,067
Standard Industries, Inc.	Building Products		S + 2.50%	09/22/28	4,753	4,762	4,749	(5)
Summit Behavioral Healthcare, LLC	Health Care Providers & Services	10.43%	S + 4.75%	11/24/28	224	223	223
Superior Environmental Solutions	Commercial Services & Supplies	11.92%	S + 6.50%	08/01/29	10,447	10,191	10,186	(6)
Superior Environmental Solutions	Commercial Services & Supplies	11.87%	S + 6.50%	08/01/29	1,045	288	287	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	1,567	(19)	(20)	(6) (8)
Syncapay Inc	Diversified Financial Services		S + 6.50%	12/10/27	944	941	944	(5)
Thevelia (US), LLC	Commercial Services & Supplies		S + 4.00%	06/18/29	448	447	446	(5)
Trader Corporation	Automobiles	12.13%	C + 6.75%	12/21/29	CAD 61,802	44,672	44,705	(7) (9)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD 4,658	(93)	(60)	(7) (8) (9)
TricorBraun Holdings, Inc.	Containers & Packaging	8.68%	S + 3.25%	03/03/28	224	217	219
Truck Hero, Inc.	Automobile Components		S + 3.75%	01/31/28	673	646	642	(5)
USI, Inc.	Insurance		S + 3.75%	11/22/29	1,321	1,325	1,319	(5)
Vaco Holdings, LLC	Commercial Services & Supplies		S + 5.00%	01/21/29	2,143	2,025	2,052	(5)
VASA Fitness Buyer, Inc.	Consumer Retail	13.31%	S + 7.50% (Incl. 0.38% PIK)	08/14/28	15,240	14,717	14,707	(6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
VASA Fitness Buyer, Inc.	Consumer Retail		S + 7.50% (Incl. 0.38% PIK)	08/14/28	$435	$(15)	$(15)	(6) (8)
VASA Fitness Buyer, Inc.	Consumer Retail		S + 7.50% (Incl. 0.38% PIK)	08/14/28	2,612	(44)	(46)	(6) (8)
Vector WP Holdco, Inc.	Building Products	10.43%	S + 5.00%	10/12/28	597	589	590
Verscend Holding Corp.	Commercial Services & Supplies	9.43%	S + 4.00%	08/27/25	2,143	2,148	2,141
Virgin Media Bristol, LLC	Media	8.70%	S + 3.25%	01/31/29	4,775	4,746	4,652
Virtusa Corporation	Technology Hardware & Equipment		S + 3.75%	02/15/29	2,642	2,634	2,622	(5)
W.R. Grace & Co.-Conn.	Chemicals	9.40%	S + 3.75%	09/22/28	473	473	469
Wand NewCo 3, Inc.	Commercial Services & Supplies	8.17%	S + 2.75%	02/05/26	946	943	944
Windsor Holdings III, LLC	Distributors	9.83%	S + 4.50%	08/01/30	675	669	672
World Wide Technology Holding Co., LLC	Technology Hardware & Equipment	8.68%	S + 3.25%	03/01/30	3,863	3,870	3,859
Zelis Healthcare Corporation	Software		S + 3.50%	09/30/26	1,321	1,327	1,320	(5)
Total First Lien/Senior Secured Debt						1,122,890	1,123,211

1st Lien/Last-Out Unitranche (12) - 5.03%
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.42%	S + 7.00%	08/24/28	$46,667	$46,089	$46,083	(6)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	28,333	(349)	(354)	(6) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.43%	S + 4.00%	08/31/28	19,000	8,679	8,676	(6) (8)
Total 1st Lien/Last-Out Unitranche						54,419	54,405
2nd Lien/Senior Secured Debt - 1.85%
AWP Group Holdings, Inc.	Commercial Services & Supplies	14.24%	S + 8.75%	12/23/30	$15,909	$15,595	$15,591
AWP Group Holdings, Inc.	Commercial Services & Supplies	14.22%	S + 8.75%	12/23/30	4,545	4,456	4,455	(6)
AWP Group Holdings, Inc.	Commercial Services & Supplies		S + 8.75%	12/23/30	4,545	(45)	(46)	(8)
Total 2nd Lien/Senior Secured Debt						20,006	20,000
Total Investments - 110.76%						$1,197,315	$1,197,616

Investment (1) (4)					Par/Shares (3)	Cost	Fair Value	Footnotes
Investments in Affiliated Money Market Fund - 7.37%
Goldman Sachs Financial Square Government Fund - Institutional Shares					79,674,001	$79,674	$79,674	(10) (11)
Total Investments in Affiliated Money Market Fund						79,674	79,674
Total Investments and Investments in Affiliated Money Market Fund - 118.13%						$1,276,989	$1,277,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of September 30, 2023, the rate for the 1 month L was 5.43%. As of September 30, 2023, 6 month S was 5.47%, 3 month S was 5.40%, 1 month S was 5.32%, 1 month E was 3.85% and 1 month CDOR was 5.39%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2023.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), or Canadian dollar ("CAD").
(4)
Assets are pledged as collateral for the Revolving Credit Facilities (as defined below). See Note 6 “Debt”.
(5)
Position or portion thereof unsettled as of September 30, 2023. Interest rate associated with this purchase is not known prior to the settlement date.
(6)
Represents co-investments made in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(7)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(8)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies”.
(9)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, the aggregate fair value of these non-qualifying securities is $63,560 or 4.56% of the Company’s total assets.
(10)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(11)
The annualized seven-day yield as of September 30, 2023 is 5.24%.
(12)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

PIK - Payment-In-Kind

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. ORGANIZATION

Goldman Sachs Private Credit Corp. (f/k/a Goldman Sachs Loan Fund LLC and Goldman Sachs Private Credit Fund LLC) (the "Company", which term refers to either Goldman Sachs Private Credit Corp. or Goldman Sachs Private Credit Corp. together with its consolidated subsidiary, as the context may require) is a Delaware corporation formed on March 25, 2022 that intends to elect to be treated, and expects to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and has elected to be treated as a business development company (“BDC”) under the Investment Company Act. On April 6, 2023, the Company elected to be regulated as a BDC, converted from a Delaware limited liability company into a Delaware corporation and commenced operations.

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

The Company conducted an offering to accredited investors to purchase shares of the Company’s 12.0% Series A Cumulative Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), in reliance on Regulation D under the Securities Act. The holders of the Series A Preferred Stock were subject to certain dividend, voting, liquidation and other rights. The Company redeemed all of the issued and outstanding Series A Preferred Stock on September 28, 2023.

On December 19, 2022, the Company received a capital contribution of one thousand dollars from an affiliate of the Investment Adviser (the “Initial Member”). The Initial Member served as the sole owner of the Company’s interests until the Initial Issuance Date. In connection with the Initial Issuance Date, such equity interests were cancelled.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is USD and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the period from March 25, 2022 (inception) to December 31, 2022, included in the Company’s Amendment No. 1 to its Registration Statement on Form 10, which was filed with the SEC on May 18, 2023. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiary, GS Private Credit SPV Public I LLC (“SPV Public I”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Accelerated amortization of upfront loan origination fees and unamortized discounts	$35	$60

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2023 and December 31, 2022, the Company did not have any investments on non-accrual status.

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

Money Market Funds

Investments in money market funds are valued at NAV per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2023 and December 31, 2022, the Company held an aggregate cash balance of $102,262 and $1. Foreign currency of $2,411 and $0 (acquisition cost of $2,425 and $0) is included in cash as of September 30, 2023 and December 31, 2022.

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

Derivatives

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments, as applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts in the Consolidated Statements of Operations.

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

Preferred Shareholders

Before the redemption of the Series A Preferred Stock, the Company was obligated to make distributions to holders of the Series A Preferred Stock semi-annually on or before June 30 and December 31 of each year. Such distributions were payable to holders of record at the close of business on the applicable record date. Pursuant to the terms of the Series A Preferred Stock, such record dates were required to be designated as either the fifteenth day of the calendar month in which the applicable distribution payment date would fall or such other date designated by the Board for the payment of distributions to such preferred stockholders that would not be more than 30 nor less than ten days prior to such distribution payment date. The Company redeemed all of its issued and outstanding shares of Series A Preferred Stock on September 28, 2023.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the credit facility with Truist Bank (the “Truist Revolving Credit Facility”) and the credit facility with BNP Paribas (the “BNPP Revolving Credit Facility” and together with the Truist Revolving Credit Facility, the "Revolving Credit Facilities"). These costs are amortized using the straight-line method over the term of the Revolving Credit Facilities. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

Offering Costs

Offering costs consist primarily of fees incurred in connection with the Offering, including legal, printing and other costs, as well as costs associated with the preparation of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the Initial Issuance Date. The Investment Adviser agreed to advance all of the offering expenses on behalf of the Company through the Initial Issuance Date. Prior to the Company breaking escrow on the Initial Issuance Date, offering costs did not represent a liability of the Company since the obligation to reimburse the Investment Adviser was conditional on the Company breaking escrow in connection with the Offering and the Investment Adviser requesting reimbursement of offering expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined and described below). After the Initial Issuance Date, the Company bears all such expenses.

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

Pursuant to the terms of the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of the Board of Directors, manages the Company’s day-to-day investment related operations and provides investment management services to the Company. The Company pays the Investment Adviser a fee for its services under the Investment Management Agreement consisting of two components: a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”).

Subject to applicable law and published SEC guidance, nothing contained in the Investment Management Agreement in any way precludes, restricts or limits the activities of the Investment Adviser or any of its respective subsidiaries or affiliated parties.

Management Fee

The Management Fee is payable monthly in arrears. The Management Fee is equal to 0.1042% (i.e., an annual rate of 1.25%) of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Management Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets was measured as the beginning net assets as of the date on which the Company broke escrow. The Investment Adviser has agreed to waive the Management Fee for the first two fiscal quarters of the Company's operations, commencing on and including the date on which the Company broke escrow for the private offering of the Shares. The Investment Adviser waives a portion of its Management Fee payable by the Company in an amount equal to the management fees it earns as an investment adviser for any affiliated money market funds in which the Company invests.

For the three and nine months ended September 30, 2023, Management Fees amounted to $2,680 and $3,726 and the Investment Adviser waived $2,680 and $3,726. As of September 30, 2023, $0 remained payable.

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

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

For the three and nine months ended September 30, 2023, Incentive Fees based on income amounted to $2,296 and $3,086 and the Investment Adviser waived $2,296 and $3,086.

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

For the three and nine months ended September 30, 2023, the Company accrued an Incentive Fee based on capital gains under GAAP of $92 and $392, which was not realized.

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

For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $233 and $316. As of September 30, 2023, $194 remained payable. For the three months ended September 30, 2022 and for the period from March 25, 2022 (inception) to September 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $0 and $0.

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

For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $97 and $154. As of September 30, 2023, $97 remained payable. For the three months ended September 30, 2022 and for the period from March 25, 2022 (inception) to September 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $0 and $0.

Affiliates

As of September 30, 2023, affiliates of the Investment Adviser owned 10.1% of the Shares. As of December 31, 2022, affiliates of the Investment Adviser owned 100% of the Company's common units.

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$1,161,620	$(1,081,946)	$—	$—	$79,674	$2,738
Total Non-Controlled Affiliates	$—	$1,161,620	$(1,081,946)	$—	$—	$79,674	$2,738

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2023 and December 31, 2022, there were $2,266 and $0, respectively, included within Accrued expenses and other liabilities and there were $143 and $0, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

Placement Agent Agreement

The Company has entered into an agreement with GS & Co. (the “Placement Agent”), pursuant to which GS & Co. will assist the Company in conducting the Offering. GS & Co. has entered into or will enter into sub-placement agreements (together with the agreement with GS & Co., the “Placement Agent Agreements”) with various sub-placement agents to assist in conducting the Offering. Stockholder servicing and/or distribution fees will be payable to the Placement Agent. The Placement Agent may also be compensated by the Investment Adviser, in its discretion, for certain services, including promotional and marketing support, shareholder servicing, operational and recordkeeping, sub-accounting, networking or administrative services. These payments are made out of the Investment Adviser’s own resources and/or assets, including from the revenues or profits derived from the advisory fees the Investment Adviser receives from the Company.

Expense Support and Conditional Reimbursement Agreement

The Investment Adviser agreed to advance all of the organization, offering and other operating expenses on behalf of the Company through the Initial Issuance Date. For the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022 and for the period from March 25, 2022 (inception) to September 30, 2022, the Investment Adviser agreed to advance $0 and $528 and $305 and $724, respectively, which have been included within the Expense support in the Consolidated Statements of Operations. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by the Company and have been included within Reimbursable expenses previously borne by Investment Adviser in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, such amounts were $0 and $1,512, respectively.

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

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the three months ended September 30, 2023.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company broke escrow:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
April 30, 2023	$1,552	$—	$1,552
May 31, 2023	—	—	—
June 30, 2023	315	—	315
July 31, 2023	722	—	722
August 31, 2023	273	—	273
September 30, 2023	157	—	157
Total	$3,019	$—	$3,019

For the three and nine months ended September 30, 2023, Expense Payments were $1,152 and $3,019, respectively, and have been included within Expense support in the Consolidated Statements of Operations.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2023
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,122,890	$1,123,211
1st Lien/Last-Out Unitranche	54,419	54,405
2nd Lien/Senior Secured Debt	20,006	20,000
Total investments	$1,197,315	$1,197,616

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2023
Industry	Fair Value	Net Assets
Software	22.0%	24.3%
Diversified Consumer Services	9.6	10.6
Diversified Financial Services	8.6	9.6
Media	7.0	7.8
Wireless Telecommunication Services	4.5	5.0
Health Care Providers & Services	4.4	4.8
Textiles, Apparel & Luxury Goods	4.1	4.6
Distributors	4.1	4.5
Commercial Services & Supplies	4.1	4.5
Automobiles	3.7	4.1
Pharmaceuticals	3.3	3.7
Aerospace & Defense	3.2	3.6
Professional Services	3.2	3.5
Leisure Equipment & Products	2.0	2.3
Oil, Gas & Consumable Fuels	1.8	2.0
Chemicals	1.8	2.0
Building Products	1.4	1.6
Technology Hardware & Equipment	1.3	1.4
Insurance	1.3	1.4
Consumer Retail	1.2	1.4
Containers & Packaging	1.0	1.1
Construction & Engineering	1.0	1.1
IT Services	0.9	1.0
Automobile Components	0.6	0.7
Specialty Retail	0.5	0.5
Household Durables	0.4	0.5
Electric Utilities	0.4	0.5
Entertainment	0.4	0.4
Health Care Equipment & Supplies	0.3	0.4
Machinery	0.3	0.4
Food Products	0.3	0.3
Telecommunications	0.3	0.3
Leisure Products	0.2	0.2
Consumer Staples Distribution & Retail	0.2	0.2
Metals & Mining	0.2	0.2
Semiconductors & Semiconductor Equipment	0.2	0.1
Energy Equipment & Services	0.1	0.1
Ground Transportation	0.1	0.1
Total	100.0%	110.8%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2023
United States	94.7%
Canada	5.3
Total	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)	Valuation Techniques (2)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(3)	Weighted Average(4)
As of September 30, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$430,858	Discounted cash flows	Discount Rate	10.6% - 15.3%	11.4%

(1)
As of September 30, 2023, included within Level 3 assets of $895,357 is an amount of $464,499 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $430,858 or 48.1% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income approach was used in the determination of fair value of certain Level 3 assets as of September 30, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.

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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2023
Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$302,259	$820,952	$1,123,211
1st Lien/Last-Out Unitranche	—	—	54,405	54,405
2nd Lien/Senior Secured Debt	—	—	20,000	20,000
Investments in Affiliated Money Market Fund	79,674	—	—	79,674
Total	$79,674	$302,259	$895,357	$1,277,290

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2023
1st Lien/Senior Secured Debt	$—	$824,002	$2	$(1,248)	$(2,773)	$969	$—	$—	$820,952	$(1,248)
1st Lien/Last-Out Unitranche	—	54,404	—	(14)	—	15	—	—	54,405	(14)
2nd Lien/Senior Secured Debt	—	20,000	—	(6)	—	6	—	—	20,000	(6)
Total assets	$—	$898,406	$2	$(1,268)	$(2,773)	$990	$—	$—	$895,357	$(1,268)

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

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2023, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

The Company did not hold any debt as of December 31, 2022.

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 553%.

The Company’s outstanding debt was as follows:

	September 30, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(1)	$775,000	$536,314	$238,537
BNPP Revolving Credit Facility(2)	200,000	200,000	—
Total debt	$975,000	$736,314	$238,537

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,500,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in USD of $178,000, in CAD of CAD 60,685 and in Euro of €15,000.
(2)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in USD of $0.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2023 was 7.27%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2023 was $80,281.

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into the Truist Revolving Credit Facility with Truist Bank (“Truist”), as administrative agent (the “Administrative Agent”), the lenders and issuing banks party thereto. The Company amended the Truist Revolving Credit Facility on August 9, 2023. The total commitments under the Truist Revolving Credit Facility are $775,000, of which $650,000 is under a multicurrency sub-facility and $125,000 is under a USD sub-facility as of September 30, 2023. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,500,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on April 6, 2028.

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

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of September 30, 2023, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $6,222 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of September 30, 2023, outstanding deferred financing costs were $5,629.

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023

Borrowing interest expense	$1,371	$2,847
Facility fees	670	1,260
Amortization of financing costs	310	593
Total	$2,351	$4,700
Weighted average interest rate *	7.46%	7.27%
Average outstanding balance *	$72,872	$80,281

* Weighted average interest rate and average outstanding debt balance was calculated beginning on April 6, 2023, the date on which the Company entered into the Truist Revolving Credit Facility.

BNPP Revolving Credit Facility

On September 28, 2023, SPV Public I entered into BNPP Revolving Credit Facility with BNP Paribas (“BNPP”), as administrative agent, State Street Bank and Trust Company, as collateral agent, the Company, as equityholder and investment advisor, and the lenders party thereto. The initial principal amount of the commitments under the BNPP Revolving Credit Facility is $200,000. The BNPP Revolving Credit Facility also has an accordion provision, subject to the satisfaction of various conditions, which could bring total commitments under the BNPP Revolving Credit Facility to $1,000,000. Proceeds from borrowings under the BNPP Revolving Credit Facility may be used to fund portfolio investments by SPV Public I and to make advances under delayed drawdown collateral assets where SPV Public I is a lender. Any amounts outstanding under the BNPP Revolving Credit Facility must be repaid by September 28, 2026.

Advances under the BNPP Revolving Credit Facility initially bear interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.80%. After the expiration of a two-year reinvestment period, the applicable margin on all outstanding advances will be 2.80% per annum.

SPV Public I’s obligations to the lenders under the BNPP Revolving Credit Facility are secured by a first priority security interest in substantially all of SPV Public I’s portfolio investments and cash, subject to liens permitted under the BNPP Revolving Credit Facility. The obligations of SPV Public I under the BNPP Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the BNPP Revolving Credit Facility is limited to the value of the Company’s investment in SPV Public I, subject to certain indemnification obligations.

The BNPP Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

Costs of $1,200 were incurred in connection with obtaining the BNPP Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BNPP Revolving Credit Facility using the straight-line method. As of September 30, 2023, outstanding deferred financing costs were $1,197.

The below table presents the summary information of the BNPP Revolving Credit Facility:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Borrowing interest expense	$—	$—
Facility fees	—	—
Amortization of financing costs	3	3
Total	$3	$3
Weighted average interest rate *	—	—
Average outstanding balance *	$—	$—

* Weighted average interest rate and average outstanding debt balance was calculated beginning on September 28, 2023, the date on which the Company entered into the BNPP Revolving Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

Unfunded Commitment Balances (1)
September 30, 2023
1st Lien/Senior Secured Debt
Arrow Buyer, Inc. (dba Archer Technologies)	$2,037
Bamboo US BidCo LLC (aka Baxter)	8,561
Circustrix Holdings, LLC (dba SkyZone)	4,818
Coretrust Purchasing Group LLC	11,052
Crewline Buyer, Inc. (dba New Relic)	72,313
CST Buyer Company (dba Intoxalock)	4,310
DFS Holding Company, Inc.	5,492
Frontgrade Technologies Holdings Inc.	3,689
Fullsteam Operations LLC	24,362
Groundworks, LLC	1,609
Highfive Dental Holdco, LLC	6,857
Hyland Software, Inc.	4,525
iCIMS, Inc.	10,139
iWave Information Systems, Inc.	2,391
Recochem, Inc	71,949
Recorded Books Inc. (dba RBMedia)	2,691
Rubrik, Inc.	10,744
Singlewire Software, LLC	3,226
Solaris (dba Urology Management Holdings, Inc.)	7,437
Superior Environmental Solutions	2,298
Trader Corporation	3,430
VASA Fitness Buyer, Inc.	3,047
Total 1st Lien/Senior Secured Debt	$266,977
1st Lien/Last-Out Unitranche
Thor FinanceCo LLC (dba Harmoni Towers)	$28,333
Towerco IV Holdings, LLC	10,055
Total 1st Lien/Last-Out Unitranche	$38,388
2nd Lien/Senior Secured Debt
AWP Group Holdings, Inc.	$4,546
Total 2nd Lien/Senior Secured Debt	$4,546
Total	$309,911

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

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the nine months ended September 30, 2023
April 6, 2023	10,081,173	$252,029
May 1, 2023	3,019,897	75,891
June 1, 2023	5,708,842	143,577
July 1, 2023	7,434,246	187,492
August 1, 2023	9,176,536	231,524
September 1, 2023	7,062,817	177,983
Total	42,483,511	$1,068,496

There were no Shares issued for the three months ended September 30, 2022 and for the period from March 25, 2022 (inception) to September 30, 2022.

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the nine months ended September 30, 2023
April 26, 2023	April 28, 2023	May 30, 2023	$0.17	26,481
May 3, 2023	May 31, 2023	June 28, 2023	$0.21	40,267
May 3, 2023	June 30, 2023	July 28, 2023	$0.21	62,222
May 3, 2023	July 31, 2023	August 29, 2023	$0.21	93,814
August 2, 2023	August 31, 2023	September 28, 2023	$0.21	141,357
August 2, 2023	September 29, 2023	October 30, 2023	$0.21	174,596

Series A Preferred Stock

On April 6, 2023, the Company issued and sold 515 shares of the Series A Preferred Stock at a price of $1,000 per share, resulting in gross proceeds to the Company of $515. The Company redeemed all of the issued and outstanding Series A Preferred Stock on September 28, 2023. Prior to the redemption, the Series A Preferred Stock was senior to all other classes and series of common stock and ranked on parity with any other class or series of preferred stock, whether such class or series would be created in the future. The Series A Preferred Stock was subject to redemption at any time by notice of such redemption on a date selected by the Company. The shares of the Series A Preferred Stock were entitled to a liquidation preference of $1,000 per share (the “Liquidation Value”), plus any accrued but unpaid distributions and any applicable redemption premium. Distributions on each share of the Series A Preferred Stock were payable semiannually on June 30 and December 31 of each year and accrued at a rate of 12.0% per annum on the Liquidation Value thereof plus all accumulated and unpaid distributions thereon. Holders of shares of the Series A Preferred Stock would not participate in any appreciation in the value of the Company.

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

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected that the Company will repurchase Shares pursuant to tender offers as of the last calendar day of that quarter using a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date and does not include shares received under the DRIP. The Early Repurchase Deduction may be waived by the Company in accordance with the share repurchase plan. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. There were no repurchases of the Shares for the three months ended September 30, 2023.

9. EARNINGS PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings per Share:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023

Net increase in net assets from operations	$22,762	$34,057
Weighted average shares outstanding	34,868,960	24,905,773
Basic and diluted earnings (loss) per share	$0.65	$1.37

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented. There were no Shares outstanding for the three months ended September 30, 2022 and for the period from March 25, 2022 (inception) to September 30, 2022.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2023
Per Common Share Data:(1)
NAV, beginning of period	$25.00
Net investment income	1.24
Net realized and unrealized gains (losses)(2)	0.21
Net increase in net assets from operations(2)	$1.45
Distributions to common shareholders	(1.22)
Distributions to preferred shareholders	—	(3)
Total increase in net assets	$0.23
NAV, end of period	$25.23
Shares outstanding, end of period	42,847,652
Weighted average shares outstanding	24,905,773
Total return based on NAV(4)	5.92%
Supplemental Data/Ratio(5):
Net assets, end of period	$1,081,208
Ratio of net expenses to average net assets	3.52%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	1.40%
Ratio of interest and other debt expenses to average net assets	1.54%
Ratio of incentive fees to average net assets	0.58%
Ratio of total expenses to average net assets	5.18%
Ratio of net investment income to average net assets	8.77%
Portfolio turnover	1%

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
(5)
Ratios are annualized, except for, as applicable, fee waivers, expense support, reimbursable expenses previously borne by Investment Adviser, unvested Incentive Fees, organization costs and Series A Preferred Stock redemption premium. NAV used in ratios represents NAV to common shareholders and excludes preferred shareholders’ equity.

There were no Shares outstanding for the period from March 25, 2022 (inception) to September 30, 2022.

11. WAREHOUSE TRANSACTION

Beginning August 25, 2022, the Company entered into multiple purchase agreements (as amended, the “Purchase Agreements”) with Macquarie Bank Limited (the “Financing Provider”) and an affiliate of the Investment Adviser. Under the Purchase Agreements, the Company had forward arrangements to settle the purchase of certain investments (the “Portfolio Investments”) from the Financing Provider, who was obligated to settle the sale of such investments subject to the following conditions (the “Warehouse Conditions”); (a) that the Company had received subscriptions of at least $200,000,000; and (b) that the Board of Directors had approved the purchase of the specific investment or investments. The Company’s obligations to the Financing Provider under the Purchase Agreements were guaranteed by an affiliate of the Investment Adviser. Prior to the satisfaction of the Warehouse Conditions, an affiliate of the Investment Adviser was the primary obligor of the Purchase Agreements.

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

October and November Subscriptions

On October 1, 2023, the Company received $137,495 of proceeds relating to the issuance of 5,449,648 Shares. Included in the aforementioned proceeds is $8,550 that the Company received from affiliates of the Investment Adviser.

On November 1, 2023, the Company received $167,298 of proceeds relating to an issuance of Shares. Included in the aforementioned proceeds is $37,812 that the Company received from an affiliate of the Investment Adviser.

Certificate of Elimination

Following the redemption of all of the Company’s issued and outstanding shares of Series A Preferred Stock on September 28, 2023, the Company filed a Certificate of Elimination of 12.0% Series A Cumulative Preferred Stock (the “Certificate of Elimination”) on November 3, 2023, which eliminated, removed and canceled the Certificate of Designation of 12.0% Series A Cumulative Preferred Stock, including all of the rights, preferences, privileges and other matters set forth therein, from the Company’s Certificate of Incorporation. The Certificate of Elimination became effective upon the filing thereof with the Secretary of State of the State of Delaware on November 3, 2023. In accordance with Section 151(g) of the Delaware General Corporation Law, the shares that were designated as Series A Preferred Stock were returned to the status of authorized and unissued shares of the Company’s preferred stock, without designation as to series, under the Company’s Certificate of Incorporation.

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through September 30, 2023, we have originated approximately $1.26 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

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

Under normal circumstances, we will invest at least 80% of our total assets (which include net assets plus borrowings for investment purposes) in private credit instruments, which may include loans, notes, bonds and other corporate debt securities issued by corporate issuers (“Private Credit Investments”). If we change our 80% requirement, we will provide stockholders with at least 60 days’ notice of such change.

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

Replacement of Interbank Offered Rates (IBORs) Including the London InterBank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since January 1, 2022, our new investments have generally been indexed to SOFR. As of September 30, 2023, we have facilitated an orderly transition of a majority of our investments and our Revolving Credit Facilities (as defined below) to SOFR or to alternative risk-free reference rates. Any remaining USD LIBOR-based investments will have transitioned subsequent to September 30, 2023 or have fallback provisions that will be utilized.

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

Our Investment Adviser pays all costs incurred by it in connection with the performance of its duties under the Investment Management Agreement. Our Investment Adviser pays the compensation and expenses of all its personnel and makes available, without expense to us, the services of such of its partners, officers and employees as may duly be elected as our officers or directors, subject to their individual consent to serve and to any limitations imposed by law. Our Investment Adviser is not required to pay any of our expenses other than those specifically allocated to it, including as set forth below. In particular, but without limiting the generality of the foregoing, our Investment Adviser is not required to pay:

•
organization and offering expenses associated with the private offering of our Class I stock, par value $0.001 per share (the “Shares”) and other securities (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating intermediaries, reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of GS & Co., the Company’s transfer agent (the “Transfer Agent”), fees to attend retail seminars sponsored by participating intermediaries, if any, and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors, but excluding the stockholder servicing fee);
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

Leverage

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements. Our board of directors (the “Board of Directors” or the “Board”) and initial member approved the application of the 150% asset coverage ratio to us in accordance with the requirements of the Investment Company Act. While the leverage we employ may be greater or less than these levels from time to time, we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed not to be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.” in the Form 10/A.

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

Our leverage may take the form of revolving or term loans from financial institutions, such as the Truist Revolving Credit Facility (as defined below) and the BNPP Revolving Credit Facility (as defined below, and together with the Truist Revolving Credit Facility, the "Revolving Credit Facilities"), secured or unsecured bonds, securitization of portions of our investment portfolio, or preferred shares. The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage.” When determining whether to borrow money and assessing the various borrowing structure alternatives, we analyze the maturity, rate structure and covenant package of the proposed borrowings in the context of our investment portfolio, pre-existing borrowings and market outlook. The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors.” in the Form 10/A.

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our Board of Directors of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2023
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,122.89	$1,123.21
First Lien/Last-Out Unitranche	54.42	54.41
Second Lien/Senior Secured Debt	20.01	20.00
Total investments	$1,197.32	$1,197.62

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	September 30, 2023
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.1%	12.1%
First Lien/Last-Out Unitranche(2)(3)	12.4%	12.4%
Second Lien/Senior Secured Debt(2)	14.7%	14.7%
Total Portfolio	12.1%	12.1%

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
(3)
The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

The weighted average yield of our Liquid Investments as of September 30, 2023 was 9.2% and 9.2% at amortized cost and fair value.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2023
Number of portfolio companies in which we have Private Credit Investments	31
Number of Liquid Investments	135
Percentage of performing debt bearing a floating rate(1)		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%
Weighted average loan-to-value (“LTV”) (3)		37.2%
Weighted average leverage (net debt/EBITDA)(4)	5.5	x
Weighted average interest coverage(4)	1.5	x
Median EBITDA(4)	$116.13 million

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

As of September 30, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 19.0% of total Private Credit Investments at fair value.

Our Investment Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine if it is meeting its respective business plan and to assess the appropriate course of action for each portfolio company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in Board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	September 30, 2023
Investment Performance Rating	Fair Value	Percentage of Total
	(in millions)
Grade 1	$—	—%
Grade 2	1,173.49	98.0
Grade 3	24.13	2.0
Grade 4	—	—
Total Investments	$1,197.62	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2023
	Amortized Cost	Percentage of Total
	(in millions)
Performing	$1,197.32	100.0%
Non-accrual	—	—
Total Investments	$1,197.32	100.0%

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

The following table shows our investment activity by investment type of our Private Credit Investments(1):

For the Three Months Ended
September 30, 2023
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$580.37
First Lien/Last-Out Unitranche	93.06
Second Lien/Senior Secured Debt	24.55
Total	$697.98
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$1.28
Total	$1.28
Net increase in portfolio	$696.70
Number of new portfolio companies with new investment commitments	13
Total new investment commitment amount in new portfolio companies	$697.98
Average new investment commitment amount in new portfolio companies	$53.69
Weighted average remaining term for new investment commitments (in years)(2)	6.0
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	12.3%
Weighted average yield on new investment commitments(5)	12.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	12.2%
Weighted average yield on investments sold or repaid(7)	12.2%

(1)
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

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the three months ended September 30, 2023 was $213.16 million. The fair value of Liquid Investments (excluding investments in money market funds, if any) is $255.32 million, or 21.3% of our portfolio as of September 30, 2023.

We had no investment activity for the three months ended September 30, 2022.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Three Months Ended	For the Nine Months Ended		For the period from March 25, 2022 (inception) to
	September 30, 2023		September 30, 2022	September 30, 2023		September 30, 2022
	($ in millions)
Total investment income	$25.31		$—	$37.65		$—
Net expenses	(3.29)		—	(6.73)		—
Net investment income	$22.02		$—	$30.92		$—
Net realized gain (loss) on investments	—	(1)	—	—	(1)	—
Net realized gain on warehouse transaction	—			2.62
Net unrealized appreciation (depreciation) on investments	(0.35)		—	0.30		—
Net realized and unrealized gain (losses) on translations and transactions	1.09		—	0.22		—
Net realized and unrealized gains	$0.74		$—	$3.14		$—
Net increase in net assets from operations	$22.76		$—	$34.06		$—

(1) Amount rounds to less than $0.01.

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from March 25, 2022 (inception) to
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Interest income	$22.33	$—	$34.26	$—
Dividend income	2.44	—	2.74	—
Other income	0.54	—	0.65	—
Total investment income	$25.31	$—	$37.65	$—

Investment income for the three and nine months ended September 30, 2023 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from March 25, 2022 (inception) to
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Interest and other debt expenses	$2.35	$—	$4.70	$—
Management fees	2.68	—	3.73	—
Incentive fees based on income	2.30	—	3.09	—
Incentive fees based on capital gains	0.09	—	0.39	—
Offering costs	0.58	—	1.04	—
Professional fees	0.54	—	0.83	—
Organization costs	0.13	0.23	0.52	0.59
Directors’ fees	0.09	0.08	0.25	0.13
Other general and administrative expenses	0.65	—	1.03	—
Total expenses	$9.41	$0.31	$15.58	$0.72
Fee waivers	(4.97)	—	(6.81)	—
Expense support	(1.15)	(0.31)	(3.55)	(0.72)
Reimbursable expenses previously borne by Investment Adviser	—	—	1.51	—
Net Expenses	$3.29	$—	$6.73	$—

In the table above:

•
Interest and other debt expenses for the three and nine months ended September 30, 2023 was $2.35 million and $4.70 million, respectively due to our entry into the Truist Revolving Credit Facility.
•
For the three and nine months ended September 30, 2023, Management Fees amounted to $2.68 million and $3.73 million, respectively and the Investment Adviser waived $2.68 million and $3.73 million, respectively.
•
For the three and nine months ended September 30, 2023, Incentive Fees based on income amounted to $2.30 million and $3.09 million, respectively and the Investment Adviser waived $2.30 million and $3.09 million, respectively.
•
For the three and nine months ended September 30, 2023, Incentive Fees based on capital gains amounted to $0.09 million and $0.39 million, respectively, which was primarily driven by realized gains in connection with the Warehouse Transaction (as defined below) and unrealized appreciation from foreign currency translations.
•
We have incurred expenses related to our formation, organization and continuous offering of our shares. For the three and nine months ended September 30, 2023, we accrued organization costs of $0.13 million and $0.52 million, respectively, and amortized offering costs of $0.58 million and $1.04 million, respectively.
•
The Investment Adviser agreed to advance all of the organization, offering and other operating expenses on our behalf through the Initial Issuance Date. For the three and nine months ended September 30, 2023, the Investment Adviser agreed to advance $0.00 million and $0.53 million, respectively. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by the Company. For the three and nine months ended September 30, 2023 those expenses amounted to $0.00 million and $1.51 million, respectively. Additionally, for the three and nine months ended September 30, 2023, the Investment Adviser elected to pay $1.15 million and $3.02 million, respectively, of certain of our expenses on our behalf. For additional information, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

For the nine months ended September 30, 2023, we had a realized gain of $2.61 million in connection with certain purchase agreements that we entered into with a party unaffiliated with the Investment Adviser (the “Warehouse Transaction”). For additional information on the Warehouse Transaction, see Note 11 "Warehouse Transaction” in our consolidated financial statements.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
	($ in millions)
Unrealized appreciation	$4.18	$4.96
Unrealized depreciation	(4.53)	(4.66)
Net change in unrealized appreciation (depreciation) on investments	$(0.35)	$0.30

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
	($ in millions)
Portfolio Company:
Heartland Dental, LLC	$1.39	$1.36
Renaissance Holding Corp.	0.80	0.80
DFS Holding Company, Inc.	0.37	0.32
Coretrust Purchasing Group LLC	0.33	0.45
CST Buyer Company (dba Intoxalock)	0.32	0.53
Computer Services, Inc.	0.21	0.42
iCIMS, Inc.	0.08	(0.84)
Autokiniton US Holdings, Inc.	(0.05)	(0.05)
Solaris (dba Urology Management Holdings, Inc.)	(0.05)	0.02
Virgin Media Bristol, LLC	(0.10)	(0.08)
Albaugh, LLC	(0.10)	(0.10)
Other, net(1)	(0.15)	0.17
Trader Corporation	(0.79)	0.07
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(2.61)	(2.77)
Total	$(0.35)	$0.30
(1)
For the three and nine months ended September 30, 2023, Other, net includes gross unrealized appreciation of $0.69 million and $0.99 million and gross unrealized depreciation of $(0.84) million and $(0.82) million.

There were no realized gains (losses) or unrealized appreciation (depreciation) for the three months ended September 30, 2022 and for the period from March 25, 2022 (inception) to September 30, 2022.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary use of funds is for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We primarily generate cash from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. Any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 553%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

The following table summarizes the securities issued and proceeds related to such issuances:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the nine months ended September 30, 2023
Class I Common Stock
April 6, 2023	10,081,173	$252.03
May 1, 2023	3,019,897	75.89
June 1, 2023	5,708,842	143.58
July 1, 2023	7,434,246	187.49
August 1, 2023	9,176,536	231.53
September 1, 2023	7,062,817	177.98
Total	42,483,511	$1,068.50
Series A Cumulative Preferred Stock (1)
April 6, 2023	515	$0.52
Total	515	$0.52
(1)
All of the issued and outstanding shares of Series A Cumulative Preferred Stock were redeemed on September 28, 2023.

Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which we broke escrow, and at the discretion of our Board of Directors, we intend to commence a share repurchase program in which we intend to repurchase in each quarter, up to 5% of our common shares outstanding (by number of shares) as of the close of the previous calendar quarter. There were no share repurchases made by the Company for the three months ended September 30, 2023.

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

We may establish credit facilities in addition to the Truist Revolving Credit Facility and BNPP Revolving Credit Facility or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure stockholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask us to comply with positive or negative covenants that could have an effect on our operations.

We entered into the Purchase Agreements with the Financing Provider and an affiliate of the Investment Adviser, pursuant to which we purchased the Warehouse Investments from the Financing Provider at the prices determined under the Purchase Agreements. See “Item 1. Business—Warehouse Investments” of the Form 10/A for additional information.

The following table shows our contractual obligations as of September 30, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$238.54	$—	$—	$238.54	$—
BNPP Revolving Credit Facility(2)	$—	$—	$—	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in USD of $178.00 million, in Canadian Dollars (“CAD”) of CAD 60.68 million and in Euro (“€”) of €15.00 million .
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in USD of $0.00 million.

Truist Revolving Credit Facility

On April 6, 2023, we entered into a revolving credit facility (as amended, the “Truist Revolving Credit Facility”) with Truist Bank, as administrative agent, and the lenders and issuing banks party thereto.

The total commitments under the Truist Revolving Credit Facility are $775.00 million, of which $650.00 million is under a multicurrency sub-facility and $125.00 million is under a USD sub-facility. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,500.00 million. We amended the Truist Revolving Credit Facility on August 9, 2023.

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

BNPP Revolving Credit Facility

On September 28, 2023, GS Private Credit SPV Public I LLC (“SPV Public I”) entered into a revolving credit facility (the “BNPP Revolving Credit Facility”) with BNP Paribas (“BNPP”), as administrative agent, State Street Bank and Trust Company, as collateral agent, us, as equityholder and investment advisor, and the lenders party thereto.

The initial principal amount of the commitments under the BNPP Revolving Credit Facility is $200,000,000. The BNPP Revolving Credit Facility also has an accordion provision, subject to the satisfaction of various conditions, which could bring total commitments under the BNPP Revolving Credit Facility to $1,000,000,000. Proceeds from borrowings under the BNPP Revolving Credit Facility may be used to fund portfolio investments by SPV Public I and to make advances under delayed drawdown collateral assets where SPV Public I is a lender. Any amounts outstanding under the BNPP Revolving Credit Facility must be repaid by September 28, 2026.

Advances under the BNPP Revolving Credit Facility initially bear interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.80%. After the expiration of a two-year reinvestment period, the applicable margin on all outstanding advances will be 2.80% per annum.

For further details, see Note 6 “Debt–BNPP Revolving Credit Facility” to our consolidated financial statements included in this report.

Series A Preferred Stock

On April 6, 2023, we issued and sold 515 shares of Series A Cumulative Preferred Stock, par value of $0.001 per share (the “Series A Preferred Stock”), at a price of $1,000 per share, resulting in gross proceeds of $0.52 million. We redeemed all of the issued and outstanding Series A Preferred Stock on September 28, 2023.

Distributions, including the payment of dividends and distribution of our assets upon dissolution, liquidation, or winding up, on the Series A Preferred Stock were senior to all other classes and series of our common stock to the extent of the aggregate liquidation preference of the Series A Preferred Stock ($1,000 per share, or the “Liquidation Value”) and all accrued but unpaid distributions and any applicable redemption premium on the Series A Preferred Stock. Distributions on each share of the Series A Preferred Stock were payable semiannually on June 30 and December 31 of each year and accrued at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid distribution thereon, from and including the date of issuance to and including the earlier of (1) the date of our liquidation, dissolution, or winding up or (2) the date on which such share of Series A Preferred Stock is redeemed. Such distributions were generally cumulative with the result that all accrued and unpaid distributions would have been required to be fully paid or declared with funds irrevocably set apart for payment for all past distribution periods before any distribution or payment could have been made to holders of outstanding shares of our common stock. See “Series A Cumulative Preferred Stock” in “Item 11. Description of Registrant’s Securities To Be Registered” in the Form 10/A for more information regarding the Series A Preferred Stock.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

As of
September 30, 2023
(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$266.98
First Lien/Last-Out Unitranche	38.39
Second Lien/Senior Secured Debt	4.54
Total	$309.91

There were no off-balance sheet arrangement activities as of December 31, 2022.

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

RECENT DEVELOPMENTS

Appointment of Chief Financial Officer

On September 7, 2023, David Pessah notified us of his intention to resign as our Chief Financial Officer, Treasurer and principal accounting officer to pursue a new professional opportunity. Effective November 10, 2023, Mr. Pessah will cease serving as our Chief Financial Officer, Treasurer and principal accounting officer. Mr. Pessah’s resignation was not the result of any disagreement with us.

On September 25, 2023, our Board of Directors appointed Stanley Matuszewski as our Chief Financial Officer and Treasurer and John Lanza as our principal accounting officer, each effective November 10, 2023.

To assist in an orderly transition, Mr. Pessah will continue to serve in his current roles during the transition period, until Mr. Matuszewski and Mr. Lanza each assume their respective roles on November 10, 2023.

October and November Subscriptions

On October 1, 2023, we received $137.50 million of proceeds, relating to the issuance of 5,449,648 Shares.

On November 1, 2023, we received $167.30 million of proceeds, relating to the issuance of Shares.

Certificate of Elimination

Following the redemption of all of our issued and outstanding shares of Series A Preferred Stock on September 28, 2023, we filed a Certificate of Elimination of 12.0% Series A Cumulative Preferred Stock (the “Certificate of Elimination”) on November 3, 2023, which eliminated, removed and canceled the Certificate of Designation of 12.0% Series A Cumulative Preferred Stock, including all of the rights, preferences, privileges and other matters set forth therein, from our Certificate of Incorporation. The Certificate of Elimination became effective upon the filing thereof with the Secretary of State of the State of Delaware on November 3, 2023. In accordance with Section 151(g) of the Delaware General Corporation Law, the shares that were designated as Series A Preferred Stock were returned to the status of authorized and unissued shares of our preferred stock, without designation as to series, under our Certificate of Incorporation.

Other

Subsequent to quarter-end, we placed one portfolio company on non-accrual status which represented 2.2% and 2.0% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value as of September 30, 2023.

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

As of September 30, 2023, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility each bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2023 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure.

As of September 30, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$31.34	$(6.66)	$24.68
Up 200 basis points	20.89	(4.44)	16.45
Up 100 basis points	10.45	(2.22)	8.23
Up 75 basis points	7.83	(1.66)	6.17
Up 50 basis points	5.22	(1.11)	4.11
Up 25 basis points	2.61	(0.55)	2.06
Down 25 basis points	(2.61)	0.55	(2.06)
Down 50 basis points	(5.22)	1.11	(4.11)
Down 75 basis points	(7.83)	1.66	(6.17)
Down 100 basis points	(10.45)	2.22	(8.23)
Down 200 basis points	(20.89)	4.44	(16.45)
Down 300 basis points	(31.34)	6.66	(24.68)

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

Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy will continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table summarizes the total securities issued and proceeds:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the nine months ended September 30, 2023
Class I Common Stock
April 6, 2023	10,081,173	$252.03
May 1, 2023	3,019,897	75.89
June 1, 2023	5,708,842	143.58
July 1, 2023	7,434,246	187.49
August 1, 2023	9,176,536	231.53
September 1, 2023	7,062,817	177.98
Total	42,483,511	$1,068.50
Series A Cumulative Preferred Stock (1)
April 6, 2023	515	$0.52
Total	515	$0.52
(1)
All of the issued and outstanding shares of Series A Cumulative Preferred Stock were redeemed on September 28, 2023.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our shares for the three months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Following the redemption of all of our issued and outstanding shares of Series A Preferred Stock on September 28, 2023, we filed on November 3, 2023 a Certificate of Elimination of 12.0% Series A Cumulative Preferred Stock (the “Certificate of Elimination”), which eliminated, removed and canceled the Certificate of Designation of 12.0% Series A Cumulative Preferred Stock, including all of the rights, preferences, privileges and other matters set forth therein, from our Certificate of Incorporation. The Certificate of Elimination became effective upon the filing thereof with the Secretary of State of the State of Delaware on November 3, 2023. In accordance with Section 151(g) of the Delaware General Corporation Law, the shares that were designated as Series A Preferred Stock were returned to the status of authorized and unissued shares of our preferred stock, without designation as to series, under our Certificate of Incorporation.

The foregoing description is only a summary of the Certificate of Elimination and is qualified in its entirety by reference to a copy of the Certificate of Elimination, which is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

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

3.2

Certificate of Designation of 12.0% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

3.3*	Certificate of Elimination of 12.0% Series A Cumulative Preferred Stock.

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.1

First Amendment to Senior Secured Revolving Credit Agreement, dated as of August 9, 2023, among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on August 10, 2023).

10.2

Revolving Credit and Security Agreement, dated as of September 28, 2023, by and among GS Private Credit SPV Public I LLC, BNP Paribas, as administrative agent, State Street Bank and Trust Company, as collateral agent and Goldman Sachs Private Credit Corp., as equityholder and investment advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on October 3, 2023).

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

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: November 7, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 7, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 7, 2023	/s/ David Pessah
Name: David Pessah
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)