Form 10-K
period 2023-12-31
Goldman Sachs Private Credit Corp.
filed 2024-03-05
CIK 1920145

re3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act:

Class I Shares, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	☒	Smaller reporting company:	☐
Emerging growth company:	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, there was no public market for the registrant’s common stock. The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 5, 2024 was 83,036,763. Common shares outstanding exclude March 1, 2024 subscriptions since the issuance price for such shares has not been finalized at this time.

Documents incorporated by reference: Portions of Goldman Sachs Private Credit Corp.’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

GOLDMAN SACHS PRIVATE CREDIT CORP.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this annual report on Form 10-K, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this annual report on Form 10-K because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P. (the “Investment Adviser”);
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
•
the impact of elevated inflation and interest rates and the risk of recession on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to the “Company,” “we,” “us” and “our” mean Goldman Sachs Private Credit Corp., Goldman Sachs Private Credit Corp., together with its consolidated subsidiary, or for the periods prior to our conversion from a Delaware limited liability company to a Delaware corporation, Goldman Sachs Private Credit Fund LLC. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc., Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC, Goldman Sachs Middle Market Lending Corp. II and Phillip Street Middle Market Lending Fund LLC), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC (as defined below) under the Investment Company Act (as defined below). In addition, we intend to elect to be treated as a RIC (as defined below), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Code (as defined below), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through December 31, 2023, we have originated approximately $2.04 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. Our investment strategy is consistent with that of the broader Goldman Sachs Asset Management Private Credit platform, with a focus on capital preservation and capital appreciation, and includes:

•
Leveraging Goldman Sachs Asset Management Private Credit’s position within Goldman Sachs;
•
Direct origination with borrowers;
•
Prudent investment selection with intensive due diligence and credit analysis;
•
Provision of large-sized commitments;
•
Structuring expertise with a focus on risk mitigation;
•
Rigorous portfolio management; and
•
Focus on companies with attractive business fundamentals.

Under normal circumstances, we will invest at least 80% of our total assets (which include net assets plus borrowings for investment purposes) in Private Credit Investments. If we change our 80% requirement, we will provide stockholders with at least 60 days’ notice of such change.

We primarily hold directly originated, first lien senior secured, floating rate debt of companies located primarily in the United States and, to a lesser extent, in non-U.S. jurisdictions. We may also invest, to a lesser extent, in second lien loans, unsecured, subordinated or PIK debt and equity and equity-like instruments. We also invest a portion of our portfolio in more Liquid Investments (as defined below), such as broadly syndicated loans and other fixed-income securities, to provide the portfolio with additional liquidity.

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

We generally lead the origination of our investments as the primary lender, and we may participate in club deals (which are generally investments made by a small group of firms). Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For additional information, see “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief.” In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

Available Information

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov.

Investment Strategy

Our investment strategy is consistent with that of the broader Goldman Sachs Asset Management Private Credit platform with a focus on capital preservation and capital appreciation and includes:

•
Leveraging Goldman Sachs Asset Management Private Credit’s position within Goldman Sachs: The Goldman Sachs Asset Management Private Credit Team, which is responsible for sourcing, diligencing, negotiating, structuring, monitoring and harvesting investment opportunities for the private credit portion of the Company, is able to draw on the broader Goldman Sachs platform, network and relationships across the investment lifecycle to identify potentially attractive opportunities. Goldman Sachs is a leading global financial services firm and one of the world’s most experienced alternatives investors, and the Company is expected to benefit not only from the Goldman Sachs network and relationships to identify potentially attractive opportunities, but also from a broad range of other resources offered by Goldman Sachs, including market insights, structuring capabilities and industry experts whose insights can enhance due diligence, structuring and investment monitoring processes.
•
Direct origination with borrowers: Goldman Sachs Asset Management Private Credit believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. Goldman Sachs Asset Management Private Credit’s direct origination platform has been developed over Goldman Sachs Asset Management Private Credit’s more-than-28-year history of private credit investing and includes approximately 160 investment professionals across nine cities and four continents as of December 31, 2023. Goldman Sachs Asset Management Private Credit’s investment team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which we invest with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that Goldman Sachs Asset Management Private Credit’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its more-than-28-year history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high quality companies. Goldman Sachs Asset Management Private Credit’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through our approach to fundamental credit analysis driven by intensive investment research.
•
Provision of large-sized commitments: We believe that Goldman Sachs Asset Management Private Credit’s capability to hold large-sized, directly originated investments drives our ability to source, negotiate and commit capital in attractive opportunities. We intend to invest substantially alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs, which we believe will provide us with access to a wide range of opportunities and allow us to commit to larger investment across the GSAM platform.
•
Structuring expertise with a focus on risk mitigation: Goldman Sachs Asset Management Private Credit has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 23 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, Goldman Sachs Asset Management Private Credit has experience investing across the capital structure which will enable us to consider different investment structures and expand our opportunity funnel.
•
Rigorous portfolio management: Goldman Sachs Asset Management Private Credit’s active approach to portfolio management centers on team continuity through the lifecycle of an investment, from sourcing and underwriting through investment monitoring and maturity. Investment professionals actively monitor portfolio companies’ activities and financial condition, and senior secured loan agreements typically provide for regular reporting which includes borrower performance, compliance and notification of adverse events. We believe the Goldman Sachs platform adds additional value to our portfolio companies through its extensive network, research capabilities and connectivity across the global capital markets.
•
Focus on companies with attractive business fundamentals: Capital preservation is central to our investment strategy. Generally, we will seek to target companies with the following characteristics: (i) strong and defensible market positions, (ii) stable or growing revenues and free cash flow, (iii) attractive business models, (iv) experienced and well-regarded management teams, (v) reputable private equity or private family sponsors, as applicable, (vi) a meaningful amount of equity cushion or junior capital (i.e. any equity or debt in the capital structure that is subordinated to the Company’s investment) and (vii) viable exit strategies. We intend to make investments in companies located primarily in the United States and, to a lesser extent, in non-U.S. jurisdictions.

Investment Portfolio

Our portfolio (excluding our investment in money market funds, if any) consisted of the following:

	As of
	December 31, 2023
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,596.14	$1,601.42
First Lien/Last-Out Unitranche	166.48	166.68
Second Lien/Senior Secured Debt	20.02	20.02
Total investments	$1,782.64	$1,788.12

As of December 31, 2023, our portfolio consisted of 107 Private Credit Investments in 45 portfolio companies and 124 Liquid Investments across 35 different industries. The largest industries in our total portfolio, based on fair value as of December 31, 2023, were Software, Wireless Telecommunication Services, Financial Services and Chemicals, which represented 24.4%, 9.3%, 7.5% and 7.0%, respectively, of our total portfolio at fair value. The geographic composition of our total portfolio at fair value as of December 31, 2023 was 93.3% invested in portfolio companies organized in the United States, and 6.7% in portfolio companies organized in Canada.

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2023
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.0%	11.9%
First Lien/Last-Out Unitranche(2)(3)	12.3%	12.2%
Second Lien/Senior Secured Debt(2)	14.6%	14.6%
Total Portfolio	12.0%	12.0%

(1)
The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value. This calculation excludes investments that are unsettled as of period-end as the interest rate associated with the investment is not known prior to the settlement date.
(3)
The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

The weighted average yield of our Liquid Investments as of December 31, 2023 was 9.4% and 9.2% at amortized cost and fair value.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	December 31, 2023
Number of portfolio companies in which we have Private Credit Investments	45
Number of Liquid Investments	124
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	—%
Weighted average loan-to-value (“LTV”) (3)	40.0%
Weighted average leverage (net debt/EBITDA)(4)	5.5	x
Weighted average interest coverage(4)	1.6	x
Median EBITDA(4)	$106.60 million

(1)
Measured on a fair value basis. This calculation excludes investments, if any, placed on non-accrual.
(2)
Includes income producing preferred stock investments, if applicable.
(3)
Includes all Private Credit Investments for which fair value is determined by the Investment Adviser, as the Valuation Designee (as defined below) designated by the Board of Directors (as defined below), pursuant to Rule 2a-5 under the Investment Company Act. Figures are derived from the financial statements most recently validated by the Adviser. LTV is calculated as net debt through each respective loan tranche divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable private debt investments.
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

As of December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 26.9% of total Private Credit Investments at fair value.

Corporate Structure and Private Offering

We were formed as a Delaware limited liability company on March 25, 2022 with the name Goldman Sachs Loan Fund LLC, which we changed to Goldman Sachs Private Credit Fund LLC on May 18, 2022. An affiliate of the Investment Adviser (the “Initial Member”) made an initial capital contribution to us of $1,000 and became our initial member. The Initial Member served as the sole owner of the Company’s interests until the Initial Issuance Date (as defined below) when the equity interests of the Initial Member were cancelled. Effective April 6, 2023, Goldman Sachs Private Credit Fund LLC was converted from a Delaware limited liability company to a Delaware corporation named Goldman Sachs Private Credit Corp., which succeeded to the business of, and by operation of law is deemed for purposes of Delaware law to be the same entity as, Goldman Sachs Private Credit Fund LLC (the “BDC Conversion”).

We have elected to be regulated as a BDC under the Investment Company Act. In addition, we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2023.

We are offering shares of our common stock, par value $0.001 per share (the “Shares”), on a continuous basis in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including in reliance on Section 4(a)(2) thereof and Regulation D and Regulation S thereunder. We are currently only offering Class I shares for sale.

On April 6, 2023 (the “Initial Issuance Date”), we completed the initial closing of the private offering of our Shares, pursuant to which we issued and sold approximately 10,081,173 Class I shares for an aggregate purchase price of approximately $252,029,333, satisfied our minimum offering amount of $100,000,000 and broke escrow for the private offering of our Shares, and we commenced operations.

On April 6, 2023, we also completed a private offering of shares of our 12.0% Series A Cumulative Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), to accredited investors in reliance on Regulation D under the Securities Act, pursuant to which we issued and sold 515 shares of Series A Preferred Stock for an aggregate purchase price of $515,000. The holders of the Series A Preferred Stock were subject to certain dividend, voting, liquidation and other rights. On September 28, 2023, we redeemed all of our issued and outstanding shares of Series A Preferred Stock and filed a Certificate of Elimination on November 3, 2023 which eliminated, removed and cancelled the Certificate of Designation related to the Series A Preferred Stock.

Stockholders are entitled to receive dividends or other distributions declared by the board of directors (the “Board of Directors” or the “Board”) and each share of our common stock is entitled to one vote on all matters submitted to a vote of stockholders generally, including the election of directors elected by a vote of stockholders generally.

The following table summarizes the total shares issued and proceeds received related to subscriptions:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2023
Class I Common Stock
April 6, 2023	10,081,173	$252.03
May 1, 2023	3,019,897	75.89
June 1, 2023	5,708,842	143.58
July 1, 2023	7,434,246	187.49
August 1, 2023	9,176,536	231.53
September 1, 2023	7,062,817	177.98
October 1, 2023	5,449,648	137.49
November 1, 2023	6,652,004	167.30
December 1, 2023	7,592,831	191.11
Total	62,177,994	$1,564.40
Series A Cumulative Preferred Stock (1)
April 6, 2023	515	$0.52
Total	515	$0.52

(1)
All of the issued and outstanding shares of Series A Cumulative Preferred Stock were redeemed on September 28, 2023.

Investment Period

We have a perpetual life and may continue to take in new capital on a continuous basis at a value equal to our NAV per share. We expect to continually originate new investments to the extent we raise additional capital. We also intend to recycle capital regularly from our existing investors into new investments. In contrast, certain other private and public, non-listed BDCs generally may have a finite offering period and an associated designated time period for investment. These BDCs have either a finite life or a time period by which a liquidity event must occur or fund operations must be wound down, which may limit the ability of such BDCs to recycle investments.

Term

We are a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration, whose Shares are intended to be sold monthly on a continuous basis at a price generally equal to our monthly NAV per share. In addition, we are non-exchange traded, meaning our Shares are not listed for trading on a national securities exchange. In our perpetual-life structure, we may, at our discretion, offer investors an opportunity to have their Shares repurchased by us on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds. We do not intend to undertake a liquidity event, and we are not obligated by our certificate of incorporation or otherwise to effect a liquidity event at any time.

Repurchase Offers

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program pursuant to which we intend to offer to repurchase, in each quarter, up to 5% of our Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of us and the best interest of our stockholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act, and the Investment Company Act. All Shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Shares repurchased (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date and does not include shares received under our DRIP (as defined below). The Early Repurchase Deduction may be waived by us in the case of repurchase requests arising from the death, divorce or qualified disability of the holders. The Early Repurchase Deduction will be retained by us for the benefit of remaining stockholders.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors, a majority of which is made up of independent directors (including an independent Chairperson), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of GS Group Inc., a bank holding company ("BHC") and a financial holding company (“FHC”), regulated by the board of governors of the federal reserve system (the "Federal Reserve"). GS Group Inc. is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. GS Group Inc. is the general partner and owner of GSAM.

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 160 investment professionals across nine cities and four continents as of December 31, 2023. Within the Goldman Sachs Asset Management Private Credit Team, approximately 74 private credit investment professionals across five offices in the Americas led by Alex Chi and David Miller, our Co-Chief Executive Officers and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 18 years coupled with an average tenure at Goldman Sachs of over 12 years as of December 31, 2023.

The GSAM High Yield and Bank Loan Team within the GSAM Global Fixed Income and Liquidity Solutions Team is responsible for investing in more liquid credit investments, such as broadly syndicated loans and other fixed-income securities, for the Company.

The Goldman Sachs Asset Management Private Credit Team and the GSAM High Yield and Bank Loan Team are subject to information barriers established by Goldman Sachs. As a result, each team will at times be restricted from sharing with one another certain information relating to their portfolio holdings and investment process.

Private Credit Investment Committee

All investment decisions are made by the Private Credit Investment Committee that focuses on regulated fund investments. The Private Credit Investment Committee currently consists of 11 investment professionals across GSAM and Goldman Sachs Asset Management Private Credit’s leadership as well as representatives from GSAM’s Real Estate and Corporate Equity investing businesses, and representatives from five Goldman Sachs control-side divisions (Controllers, Compliance, Credit Risk, Legal and Tax).

The Private Credit Investment Committee has an average Goldman Sachs tenure of over 23 years. Investment professionals on the Private Credit Investment Committee are currently Rich Friedman, Greg Olafson, James Reynolds, Kevin Sterling, Alex Chi, David Miller, Beat Cabiallavetta, Nicole Agnew, Stephanie Rader, Moritz Jobke and Greg Watts. The name, structure, size, membership, voting rights and the authority of the members of the Private Credit Investment Committee and the sub-committees thereof are subject to change from time to time without prior notice.

Investments with certain middle-market characteristics may be referred to a Private Credit Investment Committee sub-committee, which would comprise, in addition to certain members of Private Credit Investment Committee, other senior investment professionals from the Goldman Sachs Asset Management Private Credit business.

The purpose of the Private Credit Investment Committee and its sub-committees is to evaluate and approve investments by Goldman Sachs Asset Management Private Credit. The Private Credit Investment Committee process is intended to bring the diverse experience and perspectives of the Private Credit Investment Committee’s members to the analysis and consideration of investments. The Private Credit Investment Committee also serves to provide investment consistency and adherence to the investment objectives and strategies of the Company and other Accounts. The Private Credit Investment Committee also determines appropriate investment sizing.

High Yield and Bank Loan Team

Investment decisions related to more liquid credit investments, such as broadly syndicated loans and other fixed- income securities, will be made by the GSAM High Yield and Bank Loan Team within the GSAM Global Fixed Income and Liquidity Solutions Team.

The High Yield and Bank Loan team currently is comprised of approximately 45 dedicated professionals across the High Yield, Bank Loans and Opportunistic Credit asset classes. In managing our more liquid credit investments, the High Yield and Bank Loan team will employ the broad resources and expertise of the whole GSAM Global Fixed Income and Liquidity Solutions Team, which in total comprises over 436 professionals located across Bengaluru, Boston, Burlington, Hong Kong, London, New York, Salt Lake City, Singapore, The Hague and Tokyo, as of December 31, 2023.

The investment culture of the High Yield and Bank Loan team encourages strong dialogue and debate among research analysts, traders and portfolio managers, resulting in a research-intensive process where each team member feels accountable for the strategy’s performance. The investment decisions of the High Yield and Bank Loan team are supported by the Fixed Income Strategy Group (the “FISG”), which comprises the senior members of the GSAM Global Fixed Income and Liquidity Solutions Team. The FISG provides direction, context and oversight for the team to work within. The FISG will consider global growth, inflation, interest rates amongst other inputs to deliver a macro backdrop for the investment strategy teams. The FISG’s members average over 22 years of experience and more than 14 years at GSAM as of December 31, 2023.

Investments

We hold primarily directly originated, first lien senior secured, floating rate debt of companies located primarily in the United States and, to a lesser extent, in non-U.S. jurisdictions. We also invest, to a lesser extent, in second lien loans, unsecured, subordinated or PIK debt and equity and equity-like instruments. We also invest a portion of our portfolio in more liquid credit investments, such as broadly syndicated loans and other fixed-income securities, to provide the portfolio with additional liquidity.

We invest primarily in private companies based in the United States, but we also invest, to a lesser extent, in non-U.S. based companies (subject to compliance with BDC requirements to invest at least 70% of our assets in U.S. companies). We focus our lending across a spectrum of directly sourced opportunities in companies ranging from lower middle market to large capitalization in size. We may invest in companies of any size or capitalization. We generally lead the origination of our investments as the primary lender, and we may participate in club deals (which are generally investments made by a small group of firms). Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. See “—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief.” In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

As of December 31, 2023, our total portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 100.0% secured debt investments (98.9% in first lien debt (including 9.3% in first lien/last-out unitranche loans) and 1.1% in second lien senior secured debt).

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our Shares and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. In addition, we have filed an application to amend the Relief to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.

Investment Criteria

We seek to manage our portfolio for income distribution, capital preservation and capital appreciation. Our evaluation and management of directly originated investments is subject to a process framework that applies to all opportunities across Goldman Sachs Asset Management Private Credit. Sourcing, investment diligence, approvals and ultimately investment management are undertaken across Goldman Sachs Asset Management Private Credit in a manner that emphasizes governance and oversight of deal teams to ensure that opportunities are in line with our investing philosophy and objectives. Our process draws on the expertise of our seasoned team as well as other subject matter experts, including legal, tax, compliance, environmental, and other stakeholders.

With respect to opportunity identification and diligence, the criteria outlined below provide general guidelines for the companies in which we may seek to invest, though not all of these criteria may be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments efficiently and effectively.

•
Strong and defensible competitive market position. We seek to invest in companies that have developed leading market positions within their respective markets and are well-positioned to capitalize on growth opportunities. We also seek companies that we believe demonstrate significant competitive advantages versus their peers. We believe such competitive advantages will help our portfolio companies to preserve their market positions and profitability.
•
Stable or growing revenues and free cash flow. We seek to invest in companies that we believe will generate a steady stream of cash flow to pay interest (and ultimately principal) on our investments. We evaluate companies’ historical revenue, margin and cash flow profiles to inform our forecasts and understand how our investments would be repaid. We consider factors including revenue drivers, fixed and variable costs, and unit level economics.
•
Experienced and well-regarded management teams. We generally seek to invest in companies we believe have experienced, well-regarded management teams. We conduct background checks, inquire about prior lending relationships, often seek references, and prefer that the owners and management teams have capital invested in the business.
•
Backed by reputable financial sponsors, as applicable. Our diligence of investment opportunities in companies backed by financial sponsors extends to the financial sponsors themselves; we seek to invest in companies backed by reputable financial sponsors with a history of value creation, although not all of our investments will be in financial sponsor-backed companies.
•
Viable exit strategies. We seek to invest in companies whose business models and expected future cash flows offer what we believe to be attractive exit possibilities. Potential exits may include acquisition by other industry participants and / or initial public offerings of common stock or other capital markets transactions that could result in the repayment of our investments.

Our due diligence process typically includes, but is not limited to: (i) review of historical and projected financial and operating performance; (ii) review of the capital structure; (iii) analysis of the business and industry in which the company operates; (iv) research relating to the portfolio company’s management, industry, markets, products and services and competitors; (v) on-site visits; (vi) interviews with company management of the potential portfolio company and industry experts; and (vii) background checks. Our underwriting process also emphasizes terms and document negotiation. We typically include negative covenants (including but not limited to restrictions on incurring debt, incurring liens, and making restricted payments), affirmative covenants (including but not limited to financial reporting, notices of material events, and books and records) and financial maintenance covenants in the documents governing our investments, as applicable. However, some of our investments may be “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants.

The Investment Adviser may integrate environmental, social and governance (“ESG”) risk considerations within its process for originating loans and investing directly in credit obligations and related instruments. As part of its due diligence process, the Investment Adviser may consider, alongside other relevant factors, ESG risks, events or conditions that have or could have a material negative impact on the operating and performance metrics of these borrowers in the portfolio. The Investment Adviser may utilize proprietary research to assess ESG risks that are relevant to our investment. In addition, the Investment Adviser may invest in a security or sector without integrating ESG considerations into its process for originating loans. No one factor or consideration is determinative in the investment process. The Investment Adviser may originate loans and invest directly in credit obligations and related instruments without integrating ESG risk considerations into its investment process.

Upon the completion of due diligence and finalizing investment structure, the deal team will seek approval to pursue the potential investment from the Private Credit Investment Committee or a subcommittee thereof, depending on deal characteristics, subject to any other internal or external approvals, as necessary. The members of the Private Credit Investment Committee do not receive separate compensation from us or our Investment Adviser for serving on the Private Credit Investment Committee or a sub-committee thereof. Additional due diligence with respect to any investment may be conducted on our behalf (and at our expense) by attorneys prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment Structure

Once we determine that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment. We negotiate among these parties and seek to use creative and flexible approaches to structure our investment relative to the other capital in the portfolio company’s capital structure.

The loans in which we invest generally pay floating interest rates based on a variable base rate. We generally expect the senior secured loans, unitranche loans and senior secured bonds in which we invest to have stated terms of five to eight years, and our mezzanine, unsecured or subordinated debt investments may have stated terms of up to ten years, but will generally have an expected average life of between three and five years. However, there is no limit on the maturity or duration of the loans or securities we may hold in our portfolio. We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. We expect the loans and securities that we purchase in the secondary market to have generally shorter remaining terms to maturity than newly issued investments.

We also invest in “unitranche” loans, which are first lien loans that extend deeper in a borrower’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in such loan. In a number of instances, we may find another lender to provide the “first-out” portion of a unitranche loan while we retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to the payment of principal, interest and any other amounts due thereunder as compared to the “last-out” portion that we would continue to hold. In exchange for taking greater risk of loss, the “last-out” portion generally earns a higher interest rate than the “first-out” portion of the loan. We use the term “mezzanine” to refer to debt that ranks senior in right of payment only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

In the case of our secured debt and unsecured debt, including mezzanine debt investments, we seek to tailor the terms of the investments to the facts and circumstances of the transactions and the prospective portfolio companies, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio companies to achieve their business plan and improve their profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we may seek to limit the downside potential of our investments by (i) requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk; (ii) incorporating “put” rights and call protection into the investment structure; and (iii) negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such covenants may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights. We may not be able to negotiate to get any or all of these protections with respect to our investments. Our investments may include equity features, such as direct investments in the equity or convertible securities of portfolio companies or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with our debt securities generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

We expect to hold most of our investments to maturity or repayment but may sell certain investments earlier if a liquidity event takes place, such as the sale or refinancing of a portfolio company. We also may turn over our investments to better position the portfolio as market conditions change or to raise liquidity.

Allocation of Investment Opportunities

Our investment objectives and investment strategies are similar to those of other Accounts, and an investment appropriate for us may also be appropriate for such other Accounts (which may include proprietary accounts of Goldman Sachs). This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and such other Accounts are not permitted under applicable law.

To address these and other potential conflicts, a selection of which are outlined below, the Investment Adviser has developed allocation policies and procedures that provide that personnel of our Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions and allocate investment opportunities among Accounts consistent with their fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases the allocations may reflect numerous other factors as described below. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not, and vice versa.

In some cases, due to information barriers that may be in place, other Accounts may compete with us for specific investment opportunities without being aware that we are competing against each other. Goldman Sachs has a conflicts system in place in addition to these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict with respect to a particular investment opportunity, such investment opportunity will be assessed to determine whether it must be allocated to, or prohibited from being allocated to, a particular Account.

Personnel of our Investment Adviser involved in decision-making for Accounts may make allocation related decisions in accordance with the Investment Adviser’s allocations policies and procedures for us and Accounts by reference to one or more factors, including but not limited to: the strategy, objectives, guidelines and restrictions (including legal and regulatory restrictions) of potentially in-scope Accounts, as well as those Accounts’ current portfolios and investment horizons; strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the expected future capacity of the potentially in-scope Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. The Investment Adviser may also consider reputational matters and other factors. The application of these considerations may cause differences in the portfolios and performance of different Accounts that have similar strategies. In addition, in some cases, the Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of our Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us), irrespective of our Investment Adviser’s policies regarding allocation of investments. Additional information about our Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-Based Fees and Side-by-Side Management—Side-by-Side Management of Advisory Accounts; Allocation of Opportunities”) of our Investment Adviser’s Form ADV.

The Investment Adviser, including the Goldman Sachs Asset Management Private Credit Team, may develop and implement new trading strategies or seek to participate in new investment opportunities and strategies. These opportunities and strategies may not be employed in all Accounts even if the opportunity or strategy is consistent with the objectives of such Accounts.

During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only Accounts that are typically managed on a side-by-side basis with levered and/or long-short Accounts.

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, certain of our investors, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of Goldman Sachs, or by third parties. If we invest in any such opportunities, Goldman Sachs may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee or Incentive Fee payable to the Investment Adviser).

In connection with certain of our investments, the Investment Adviser may determine that the appropriate amount to allocate to us and other Accounts may be less than the full amount of the investment opportunity, due to considerations related to, among other things, diversification, portfolio management, leverage management, investment profile, risk tolerance or other exposure guidelines or limitations, cash flow or other considerations. In such situations, “excess amounts” that can be allocated may be offered to other persons or entities. Subject to applicable law, such opportunities may be structured as an investment alongside us or as a purchase of a portion of the investment from us (through a syndication, participation or otherwise).

In all cases, subject to applicable law, our Investment Adviser has broad discretion in determining to whom and in what relative amounts to offer such opportunities, and factors our Investment Adviser may take into account, in its sole discretion, include whether such potential recipient is able to assist or provide a benefit to us in connection with the potential transaction or otherwise, whether our Investment Adviser believes the potential recipient is able to execute a transaction quickly, whether the potential recipient is expected to provide expertise or other advantages in connection with a particular investment, whether our Investment Adviser is aware of such potential recipient’s expertise or interest in these types of opportunities generally or in a subset of such opportunities or, the potential recipient’s target investment sizing. Recipients of these opportunities may, in accordance with applicable law, include one or more investors in us, one or more investors in other funds managed by the Goldman Sachs Asset Management Private Credit Team, clients or potential clients of Goldman Sachs, or funds or

Accounts established for any such persons. These opportunities may give rise to potential conflicts of interest. These opportunities will be offered to the recipients thereof on such terms as our Investment Adviser determines in its sole discretion, subject to applicable law, including on a no-fee basis or at prices higher or lower than those paid by us. As a result of these and other reasons, returns with respect to an opportunity may exceed investors’ returns with respect to our investment in the same opportunity.

Transactions with affiliates. We are prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into, certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with, us or our Investment Adviser, are also considered our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to the Relief permitting us to do so. Additionally, if our Investment Adviser forms other funds in the future, co-investments may be made alongside those other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s Independent Directors must make certain conclusions in connection with a co-investment transaction, including that (i) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

If our Investment Adviser identifies an investment and we are unable to rely on the Relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

We may invest alongside other Accounts advised by our Investment Adviser in certain circumstances where doing so is consistent with applicable law and SEC staff guidance and interpretations. For example, we may invest alongside such Accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other Accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside our Investment Adviser’s other clients as otherwise permissible under SEC staff guidance and interpretations, applicable regulations and the allocation policy of our Investment Adviser.

In addition, we have filed an application to amend the Relief to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Expenses are generally allocated to Accounts (including to us) based on whose behalf the expenses are incurred. Where we and one or more other Accounts participate in a particular investment or collectively incur other expenses, the Investment Adviser generally allocates investment-related and other expenses in a manner the Investment Adviser determines to be fair and equitable, which may be pro rata or on a different basis.

We and other Accounts may contract for and incur expenses in connection with certain services provided by third parties, including valuation agents, rating agencies, attorneys, accountants and other professional service providers, while other Accounts that did not contract for such services may not incur such expenses even though they directly or indirectly receive benefit from such services. For example, the work of valuation firms retained by the Company at the request of the Board benefit certain Accounts that invest in the same assets as the Company, but because such other Accounts did not request such services, they are not allocated any costs associated therewith. While it is generally expected that the Accounts requesting third-party services will bear the full expense associated therewith, GSAM may in its sole discretion determine to bear the portion of such expenses that would be allocable to the non-requesting Accounts had such Accounts requested the services.

Market Opportunity

We believe the market opportunity for direct origination of private credit is significant and attractive. We expect the following factors to drive demand for private credit:

•
Future Senior Secured Debt Maturities. According to LCD News as of December 31, 2023, approximately $1.7 trillion of leveraged loans in North America and Europe outstanding will mature by 2030, which is expected to drive significant new debt issuance in the coming years. According to Preqin, as of June 30, 2023, the global private credit market represents $1.7 trillion in assets under management and now eclipses the $1.3 trillion and $1.4 trillion market values of the Bloomberg USD HY Corporate Index and the S&P LSTA Leveraged Loan Index, respectively.
•
Increasing Financial Sponsor Activity, as Indicated by Amount of Private Equity Capital Raised and “Dry Powder” Available for Investment. Private equity fundraising has increased considerably since the most recent low in 2010 and, as of December 31, 2023, private equity dry powder was at its highest level since the great financial crisis, with, according to Preqin data as of December 2023, over $1.0 trillion of committed buyout private equity capital available to fund new leveraged buyout (“LBO”) transactions (including global buyout fundraising). We expect this substantial pool of investment capital to drive strong levels of sponsor-led buyout activity, which, in turn, will fuel demand for private credit, including senior secured debt.
•
Changes in Business Strategy by Banks Further Reducing the Supply of Capital to Private Companies. The trend of consolidation of regional banks into money center banks has reduced the focus of these businesses on private lending. Money center banks traditionally focus on lending and providing other services to large listed corporate clients to whom they can deploy larger amounts of capital more efficiently. The Goldman Sachs Asset Management Private Credit Team believes that this has resulted in fewer bank lenders to U.S. private companies and reduced the availability of debt capital to the companies that we expect to target.
•
Advantageous Positioning of Direct Lenders. We anticipate additional borrowing needs as LBO and corporate acquisition activity continues. At the same time, we expect several factors to limit borrowers’ ability to issue senior secured debt in the syndicated credit markets, including regulatory constraints, the overall health of and outlook for the economy, volatility in end markets exposed to commodity price fluctuations and idiosyncratic events impacting specific industry sectors. Each of these factors may contribute to overall credit market volatility and dislocation. As a result, senior secured debt market participants, including banks, may become less willing to provide attractive syndicated loans to borrowers. We believe that the Company is well-positioned to provide financing in response to the next wave of maturities and can provide attractive financing alternatives if banks elect to reduce their exposure to senior secured debt.
•
Increase in Size and Frequency of Private Market Transactions. Despite weakness in overall mergers and acquisition activity, deal flow continued migrating to the private market in 2023. Annual volume in the KBRA DLD Private Data set closed at $148.9 billion, up 2.8% from $144.8 billion in 2022. The increase was driven by a rally in deal volumes in the second half of the year, which included increased LBO activity, as well as an uplift in refinancing activity of large jumbo loans. According to Direct Lending Deals as of December 2023, while increased loan activity may continue overall, lower-rated elements of the market remain difficult to syndicate and hence provide an opportunity for private credit in 2024.
•
Barriers to Entry for New Lending Platforms. While the private market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on pre-existing relationships, referrals and word of mouth. Developing the many relationships and widespread recognition required to become source of capital is a time consuming, highly resource-intensive endeavor. As a result, the Goldman Sachs Asset Management Private Credit Team believes that it is difficult for new lending platforms to successfully enter the private market, thereby providing insulation from rapid shifts in the supply of capital to the private market that might otherwise disrupt pricing of capital.

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high-net-worth individuals, among others. The firm is headquartered in New York and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $2.5 trillion in firmwide assets under supervision as of December 31, 2023, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within Goldman Sachs, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, Goldman Sachs Asset Management Private Credit and its predecessors have invested over $180 billion, leveraging Goldman Sachs Asset Management Private Credit’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. Goldman Sachs Asset Management Private Credit invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

We believe our competitive advantages and strengths include: (i) alignment of interest between the Company and the Goldman Sachs private credit platform through side by side investments alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs, (ii) Goldman Sachs Asset Management Private Credit’s embeddedness within Goldman Sachs, given the associated relationship, sourcing and expertise advantages, (iii) Goldman Sachs Asset Management Private Credit’s experience and breadth as an investor, (iv) Goldman Sachs Asset Management Private Credit’s experienced team and history of investment performance and (v) Goldman Sachs Asset Management Private Credit’s depth, breadth and duration of relationships with financial sponsors, companies, borrowers and other industry participants. For a further discussion of our competitive strengths, see “Item 1. Business—Competition.”

Operating and Regulatory Structure

We have elected to be treated as a BDC under the Investment Company Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the rules of the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets are not listed on a national securities exchange and therefore are eligible portfolio companies. In addition, we currently are an “emerging growth company,” as defined in the JOBS Act. See “—Qualifying Assets.”

We intend to elect to be treated as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2023, and we intend to qualify for tax treatment as a RIC annually thereafter. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends if we meet certain source of income, distribution and asset diversification requirements. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable. In addition, the distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital U.S. federal income tax purposes.

Ongoing Relationships with Portfolio Companies

Monitoring

Our Investment Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
•
periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;
•
comparisons to our other portfolio companies in the industry, if any;
•
attendance at and participation in board meetings or presentations by portfolio companies; and
•
review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system is as follows:

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

Our Investment Adviser grades the investments in our portfolio at least quarterly, and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Managerial Assistance

As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our eligible portfolio companies within the meaning of Section 55 of the Investment Company Act. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser or an affiliate thereof may provide such managerial assistance on our behalf to portfolio companies that request such assistance. We may receive fees for these services. See “—Managerial Assistance to Portfolio Companies.”

Competition

We generally have two sources of competition – the syndicated loan market and other private credit investors.

Our platform’s ability to hold large sized investments on a “buy and hold” basis as an alternative to a syndicated loan solution provides borrowers with numerous benefits, including customized financings, greater certainty of pricing and closing, speed of execution, ability to make long-dated commitments and on-going support post-close. Furthermore, our willingness to serve as a significant lender across market environments, particularly during periods of market volatility and dislocation, is valuable to lenders considering syndicated solutions that would be subject to loan market dynamics.

With respect to other private credit investors, our primary competitors invest in directly originated, first lien senior secured, floating rate debt of private companies and include other BDCs, commercial and investment banks, commercial financing companies, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors may have certain advantages including lower cost of funds and access to funding sources that are not available to us.

In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC.

While we expect to use the industry information to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies, we do not seek to compete primarily based on the interest rates we offer, and GSAM believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our peers based on our reputation in the market, our existing investment platform, the seasoned investment professionals of our Investment Adviser, our experience and focus on directly originated senior secured corporate credit, our disciplined investment philosophy, its extensive industry focus and relationships and our flexible transaction structuring.

Staffing

We do not currently have any employees and do not expect to have any employees. Services necessary to execute our business are provided by individuals who are employees of the Investment Adviser or its affiliates pursuant to the terms of the Investment Management Agreement. Each of our executive officers described under “Management of the Fund” is employed by the Investment Adviser or its affiliates. Our day-to-day investment operations are managed by the Investment Adviser pursuant to an investment management agreement. The services necessary for the sourcing of our investment portfolio are provided by investment professionals employed by the Investment Adviser. The investment team will focus on origination and transaction development and the ongoing monitoring of our investments.

Properties

We do not own any real estate or other properties materially important to our operations. Our principal executive offices are located at 200 West Street, New York, New York 10282 and our telephone number is (312) 655-4419. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Legal Proceedings

We and our Investment Adviser are not currently subject to any material legal proceedings, although we may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

Our Administrator

Pursuant to our Administration Agreement (as defined below), State Street Bank and Trust Company (the “Administrator”) is responsible for providing various accounting and administrative services to us. Our Administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

Distribution Reinvestment Plan

We have adopted a DRIP, pursuant to which we reinvest all distributions declared by the Board on behalf of our stockholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our stockholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution or other distribution.

Management Agreements

Investment Management Agreement

We have entered into an Investment Management Agreement, dated as of March 20, 2023 (as amended, restated, supplemented or otherwise modified from time to time, the “Investment Management Agreement”), with the Investment Adviser.

Management Services

Pursuant to the terms of the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of the Board of Directors, manages the Company’s day-to-day investment related operations and provides investment management services to us. The Company pays the Investment Adviser a fee for its services under the Investment Management Agreement consisting of two components: Management Fee (as defined below) and the Incentive Fee (as defined below).

Subject to compliance with applicable law and published SEC guidance, nothing contained in the Investment Management Agreement in any way precludes, restricts or limits the activities of our Investment Adviser or any of its respective subsidiaries or affiliated parties. The Investment Adviser may also manage other investment funds and accounts that have investment programs that are similar to ours. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure — Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee have certain conflicts of interest.”

Management Fee

Pursuant to the Investment Management Agreement, the Company pays to the Investment Adviser a Management Fee as follows:

The Management Fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Management Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. The Investment Adviser waived the Management Fee for the first two fiscal quarters of our operations. The waiver of the Management Fee ended on September 30, 2023. The Investment Adviser waives a portion of its Management Fee payable by the Company in an amount equal to the management fee it earns as an investment adviser for any affiliated money market funds in which the Company invests.

For the year ended December 31, 2023, Management Fees amounted to $8.06 million and the Investment Adviser waived $3.72 million. As of December 31, 2023, $3.08 million remained payable.

Incentive Fee

Pursuant to the Investment Management Agreement, we pay to our Investment Adviser an Incentive Fee as follows:

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the Management Fee and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee and any distribution and/or stockholder servicing fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as OID (as defined below), debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

We will pay the Investment Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

The following is a graphical representation of the calculation of the Incentive Fee based on income.

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets per quarter)

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Investment Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

The Investment Adviser waived the Incentive Fee based on income for the first two fiscal quarters of our operations. The waiver of the Incentive Fee based on income ended on September 30, 2023.

For the year ended December 31, 2023, Incentive Fees based on income amounted to $7.34 million and the Investment Adviser waived $3.09 million. As of December 31, 2023, $4.25 million remained payable.

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

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Investment Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Management Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.

For the year ended December 31, 2023, the Company accrued an Incentive Fee based on capital gains under GAAP of $0.49 million, which was not realized.

For the year ended December 31, 2023, we paid our Investment Adviser a total of $1.26 million in fees, which consisted of $1.26 million in Management Fees, $0 in Incentive Fees based on income and $0 in Incentive Fee based on capital gains.

Example of Calculation of the Incentive Fee Based on Income Assumptions

Assumptions

•
Scenario 1
•
Net asset value at the start of quarter = $100.0 million
•
Quarter Pre-Incentive Fee Net Investment Income Returns = $0.75 million
•
Quarter hurdle amount = $1.25 million (calculated based on an annualized 5.00% hurdle rate)
•
Quarter catch-up amount = $1.43 million (calculated based on an annualized 5.72% rate)
•
Scenario 2
•
Net asset value at the start of quarter = $100.0 million
•
Quarter Pre-Incentive Fee Net Investment Income Returns = $1.40 million
•
Quarter hurdle amount = $1.25 million (calculated based on an annualized 5.00% hurdle rate)
•
Quarter catch-up amount = $1.43 million (calculated based on an annualized 5.72% rate)
•
Scenario 3
•
Net asset value at the start of quarter = $100.0 million
•
Quarter Pre-Incentive Fee Net Investment Income Returns = $2.25 million
•
Quarter hurdle amount = $1.25 million (calculated based on an annualized 5.00% hurdle rate)
•
Quarter catch-up amount = $1.43 million (calculated based on an annualized 5.72% rate)

Determination of Incentive Fee Based on Income

In Scenario 1, the Pre-Incentive Fee Net Investment Income Returns of $0.75 million does not exceed the hurdle amount of $1.25 million and the catch-up amount of $1.43 million. As a result, there is no Incentive Fee based on income payable to our Investment Adviser for Scenario 1.

In Scenario 2, the Pre-Incentive Fee Net Investment Income Returns of $1.40 million does exceed the hurdle amount of $1.25 million but does not exceed the catch-up amount of $1.43 million. As a result, an Incentive Fee based on income of $0.15 million (100% of $1.40 million minus $1.25 million) is payable to our Investment Adviser for Scenario 2.

In Scenario 3, the Pre-Incentive Fee Net Investment Income Returns of $2.25 million does exceed the hurdle amount of $1.25 million and the catch-up amount of $1.43 million. As a result, an Incentive Fee based on income of $0.2825 million (100% of $1.43 million minus $1.25 million) + (12.5% of $2.25 million minus $1.43 million) is payable to our Investment Adviser for Scenario 2.

Examples of Calculation of Incentive Fee Based on Capital Gains

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•
Year 2: Investment A sold for $30 million, fair value of Investment B determined to be $25 million and fair value of Investment C determined to be $27 million
•
Year 3: fair value of Investment B determined to be $29 million and Investment C sold for $30 million
•
Year 4: fair value of Investment B determined to be $40 million

Determination of Incentive Fee Based on Capital Gains

The Incentive Fee based on capital gains, if any, would be:

•
Year 1: None
•
Year 2: $0.625 million

The portion of the Incentive Fee based on capital gains equals (A) 12.5% of the difference, if positive, of the sum of our aggregate realized capital gains, if any, computed net of our aggregate realized capital losses, if any, and our aggregate unrealized capital depreciation, if any, in each case from April 6, 2023 until the end of the applicable Annual Period minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid to our Investment Adviser from April 6, 2023.

Therefore, using the assumptions above, the Incentive Fee based on capital gains equals (A) 12.5% x ($10.0 million—$5.0 million) minus (B) $0. Therefore, the Incentive Fee based on capital gains equals $0.625 million.

•
Year 3: $1.125 million, which is calculated as follows:

The Incentive Fee based on capital gains equals (A) 12.5% x ($15.0 million—$1.0 million) minus (B) $0.625 million.

Therefore, the Incentive Fee based on capital gains equals $1.125 million.

•
Year 4: $125,000, which is calculated as follows:

The Incentive Fee based on capital gains equals (x) (A) 12.5% x ($15.0 million—$0 million) minus (B) $1.75 million.

Therefore, the Incentive Fee based on capital gains equals $125,000.

Duration and Termination

The Investment Management Agreement will remain in full force and effect for an initial period of two years from its effective date, and thereafter will continue for successive annual periods, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) a vote of a majority of our Board or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may be terminated in its entirety at any time on 60 days’ written notice by us, by our Board, or by vote of a majority of our outstanding voting Shares without the payment of any penalty. In addition, the Investment Management Agreement may be terminated in its entirety at any time on 120 days’ written notice by our Investment Adviser without the payment of penalty. The Investment Management Agreement will automatically terminate in the event of its assignment. See “Item 1A. Risk Factors—Risks Relating to Competition—We depend upon management personnel of our Investment Adviser for our future success.”

Limited Liability of our Investment Adviser

The Investment Management Agreement provides that our Investment Adviser will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from our Investment Adviser’s willful misfeasance, bad faith or gross negligence in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us will be deemed, when acting within the scope of such employment, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A.

Risk Factors—Risks Relating to Our Business and Structure—The Investment Adviser faces conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.”

Organization of our Investment Adviser

Our Investment Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The principal executive offices of our Investment Adviser are located at 200 West Street, New York, New York 10282.

Expenses

Our Investment Adviser pays all costs incurred by it in connection with the performance of its duties under the Investment Management Agreement. Our Investment Adviser pays the compensation and expenses of all its personnel and makes available, without expense to us, the services of such of its partners, officers and employees as may duly be elected as our officers or directors, subject to their individual consent to serve and to any limitations imposed by law. Our Investment Adviser is not required to pay any of our expenses other than those specifically allocated to it, including as set forth below. In particular, but without limiting the generality of the foregoing, our Investment Adviser is not required to pay: (i) organization and offering expenses associated with our securities, (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company's systems and those of participating intermediaries, reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Company's Transfer Agent, fees to attend retail seminars sponsored by participating intermediaries, if any, and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors, but excluding the stockholder servicing fee); (ii) fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments; (iii) interest payable on debt, if any, incurred to finance our investments; (iv) fees and expenses incurred by us in connection with membership in investment company organizations; (v) brokers’ commissions;(vi) fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm); (vii) legal, auditing or accounting expenses; (viii) taxes or governmental fees; (ix) the fees and expenses of our Administrator, Transfer Agent or sub-transfer agent; (x) the cost of preparing share certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of our Shares; (xi) the expenses of and fees for registering or qualifying our Shares for sale and of maintaining our federal and/or state registration or exemptions, and registering us as a broker or a dealer, as applicable; (xii) the fees and expenses of our Directors (as defined below) who are not affiliated with our Investment Adviser; (xiii) the cost of preparing and distributing reports, proxy statements and notices to our stockholders, the SEC and other regulatory authorities; (xiv) costs of holding stockholder meetings; (xv) the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our certificate of incorporation or bylaws insofar as they govern agreements with any such custodian; (xvi) insurance premiums; or (xvii) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

Our Investment Adviser is not required to pay expenses of activities which are primarily intended to result in sales of our Shares, including, all costs and expenses associated with the preparation and distribution of any private placement memorandum, subscription agreements, registration statements, prospectuses or stockholder application forms, including any amendments, restatements and/or supplements thereto.

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

With respect to the expenses of the offering of the Shares, the Investment Adviser agreed to advance all of our organization, offering and other operating expenses on our behalf through the date on which we broke escrow and commenced operations, which occurred on April 6, 2023. Pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below), the Investment Adviser may elect to pay certain of our expenses on our behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or stockholder servicing fees of the Company. We may reimburse the Investment Adviser for such advanced expenses only if certain conditions are met. See “—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Investment Adviser and its affiliates.

From time to time, GSAM (in its capacity as the Investment Adviser) or its affiliates may pay third-party providers of goods or services. We will reimburse GSAM (in its capacity as the Investment Adviser) or such affiliates thereof for any such amounts paid on our behalf. From time to time, GSAM (in its capacity as the Investment Adviser) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our stockholders.

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support and Conditional Reimbursement Agreement, dated as of March 20, 2023 with the Investment Adviser pursuant to which the Investment Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or stockholder servicing fees of the Company. Any Expense Payment must be paid by the Investment Adviser to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Investment Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s stockholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to the Investment Adviser until such time as all Expense Payments made by the Investment Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company will be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company income and (ii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (ii) are not included under clause (i) above).

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month.

Custodian, Transfer and Dividend Disbursing Agent and Registrar

Our assets, including any assets of our wholly owned subsidiaries, are held by State Street Bank and Trust Company (“State Street”) pursuant to an Amended and Restated Custody Agreement, dated as of January 26, 2023, in accordance with the requirements of the Investment Company Act. State Street also acts as our Administrator and provides us with various accounting and administrative services. See “—Administration Agreement.” The principal business address of State Street is One Lincoln Street, Boston, Massachusetts 02111.

GS & Co. serves as the Company’s transfer agent, distribution paying agent and registrar (the “Transfer Agent”) pursuant to a transfer agency agreement, dated as of March 20, 2023 (the “Transfer Agency Agreement”). The principal business address of GS & Co. is 200 West Street, New York, NY 10282. Pursuant to the Transfer Agency Agreement, the Transfer Agent will: (i) record the issuance, transfer and repurchase of shares of our common stock and preferred stock; (ii) provide purchase and repurchase confirmations, as well as certain other statements; (iii) provide dividend crediting and certain disbursing agent services; (iv) maintain stockholder accounts; and (v) render certain other miscellaneous services. Under the terms of the Transfer Agency Agreement, we will indemnify and hold harmless the Transfer Agent, its affiliates and any agent under certain circumstances and to the extent permitted by the Investment Company Act. We compensate the Transfer Agent at an annual rate of 0.05% of our average NAV at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, our NAV as of such quarter-end) for serving as our transfer agent. As our transfer agent and dividend disbursing agent, GS & Co. expects to engage a third party to assist in certain related functions. The Transfer Agency Agreement provides that we generally bear all expenses incurred by the Transfer Agent or us in connection with the performance of the Transfer Agent’s duties pursuant to the Transfer Agency Agreement (including any costs associated with engaging such third parties). The amount of such expenses that will be borne by us is capped at the quarterly fee payable under the Transfer Agency Agreement and will reduce the fee otherwise owed for such quarter on a dollar-for-dollar basis.

Administration Agreement

We have entered into an Amended and Restated Administration Agreement, dated January 26, 2023 (as amended, restated, supplemented or otherwise modified from time to time, the “Administration Agreement”), with the Administrator. Pursuant to the Administration Agreement, our Administrator will be responsible for providing various accounting and administrative services to us. The Administration Agreement provides that the Administrator is not liable to us for any damages or other losses arising out of the performance of its services thereunder, except under certain circumstances, and contains provisions for the indemnification of the Administrator by us against liabilities to other parties arising in connection with the performance of its services to us. We pay the Administrator fees for its services as we determine are commercially reasonable in our sole discretion. We also reimburse the Administrator for all reasonable expenses. To the extent that our Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. We are not obligated to retain our Administrator. The Administration Agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party. The terms of any administration agreement that we may enter with any subsequent administrator may differ materially from the terms of the Administration Agreement with our Administrator in effect prior to such retention, including providing for a fee structure that results in us, directly or indirectly, bearing higher fees for similar services and other terms that are potentially less advantageous to us. Our stockholders will not be entitled to receive prior notice of the engagement of an alternate administrator or of the terms of any agreement that is entered into with such administrator.

License Agreement

We have entered into a license agreement with an affiliate of Goldman Sachs, pursuant to which we have been granted a non-exclusive, royalty-free license to use the “Goldman Sachs” name. Under this agreement, we do not have a right to use the Goldman Sachs name if GSAM or another affiliate of Goldman Sachs is not our Investment Adviser or if our continued use of such license results in a violation of applicable law, results in a regulatory burden or has adverse regulatory consequences. Other than with respect to this limited license, we have no legal right to the “Goldman Sachs” name.

Regulation

We have elected to be treated as a BDC under the Investment Company Act. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the vote: (i) of 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) of more than 50% of the outstanding voting securities of such company, whichever is less.

Any issuance of preferred shares must comply with the requirements of the Investment Company Act. The Investment Company Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our Shares and before any purchase of Shares is made, such preferred shares together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holders of preferred shares, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred shares are in arrears by two full years or more. Certain other matters under the Investment Company Act require a separate class vote of the holders of any issued and outstanding preferred shares. For example, holders of preferred shares would be entitled to vote separately as a class from the holders of Shares on a proposal involving a plan of reorganization adversely affecting such securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined under the Securities Act. As such, we would be prospectively liable for any material misstatements or omissions made by us in connection with any resale of such securities. We may purchase or otherwise receive warrants, which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances. We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any registered investment company, (2) invest more than 5% of the value of our total assets in the securities of one registered investment company or (3) invest more than 10% of the value of our total assets in the securities of registered investment companies in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act.

Private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the Investment Company Act and certain other unregistered investment companies are also subject to certain of the limits under the Investment Company Act noted above. Specifically, except as otherwise permitted under the Investment Company Act, such private funds and other unregistered investment companies may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock other than in accordance with the Investment Company Act (measured at the time of the acquisition, including through conversion of convertible securities). Investment companies registered under the Investment Company Act and BDCs are also subject to this restriction as well as other regulatory limitations that restrict the amount that they are able to invest in our securities. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the Investment Company Act) represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules and regulations as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer that:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a SBIC wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

(c)	satisfies any of the following:

•

does not have any class of securities listed on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding common equity of less than $250 million;

•	is controlled by a BDC or a group of companies including a BDC, and the BDC has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of any eligible portfolio company that we control.

(3)

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

(5)

Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements. Our Board and initial member approved the application of the 150% asset coverage ratio to us in accordance with the requirements of the Investment Company Act. While the leverage we employ may be greater or less than these levels from time to time, we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

Code of Ethics

We have adopted a Code of Ethics (the “Code of Ethics”) in compliance with Section 17j-1 under the Investment Company Act, and we have also approved our Investment Adviser’s Code of Ethics that it adopted in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These Codes of Ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The Codes of Ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may also be obtained by electronic request to publicinfo@sec.gov.

Proxy Voting Policies and Procedures

We have delegated the voting of portfolio securities to our Investment Adviser. For client accounts for which our Investment Adviser has voting discretion, our Investment Adviser has adopted policies and procedures (the “Proxy Voting Policy”) for the voting of proxies. Under the Proxy Voting Policy, our Investment Adviser’s guiding principles in performing proxy voting are to make decisions that favor proposals that tend to maximize a company’s stockholder value and are not influenced by conflicts of interest. To implement these guiding principles for investments in publicly traded equities, our Investment Adviser has developed customized proxy voting guidelines (the “Guidelines”) that it generally applies when voting on behalf of client accounts. These Guidelines address a wide variety of individual topics, including, among other matters, stockholder voting rights, anti- takeover defenses, board structures, the election of directors, executive and director compensation, reorganizations, mergers, issues of corporate social responsibility and various stockholder proposals.

The Proxy Voting Policy, including the Guidelines, is reviewed periodically to assure that it continues to be consistent with our Investment Adviser’s guiding principles. The Guidelines embody the positions and factors our Investment Adviser generally considers important in casting proxy votes.

Our Investment Adviser has retained a third-party proxy voting service (the “Proxy Service”), currently Institutional Shareholder Services, Inc., to assist in the implementation and administration of certain proxy voting-related functions including operational, recordkeeping, and reporting services. The Proxy Service also prepares a written analysis and recommendation (a “Recommendation”) of each proxy vote that reflects the Proxy Service’s application of the Guidelines to particular proxy issues. While it is our Investment Adviser’s policy generally to follow the Guidelines and Recommendations from the Proxy Service, our Investment Adviser’s portfolio management teams may, on certain proxy votes, seek approval to diverge from the Guidelines or a Recommendation by following an “override” process. Such decisions are subject to a review and approval process, including a determination that the decision is not influenced by any conflict of interest. A portfolio management team that receives approval through the override process to cast a proxy vote that diverges from the Guidelines and/or a Recommendation may vote differently than other portfolio management teams that did not seek to override the vote. In forming their views on particular matters, the portfolio management teams are also permitted to consider applicable regional rules and practices, including codes of conduct and other guides, regarding proxy voting, in addition to the Guidelines and Recommendations. Our Investment Adviser may hire other service providers to replace or supplement the Proxy Service with respect to any of the services our Investment Adviser currently receives from the Proxy Service.

From time to time, our Investment Adviser may face regulatory, compliance, legal or logistical limits with respect to voting securities that it may purchase or hold for client accounts, which can affect our Investment Adviser’s ability to vote such proxies, as well as the desirability of voting such proxies. Among other limits, federal, state and foreign regulatory restrictions or company specific ownership limits, as well as legal matters related to consolidated groups, may restrict the total percentage of an issuer’s voting securities that our Investment Adviser can hold for clients and the nature of our Investment Adviser’s voting in such securities. Our Investment Adviser’s ability to vote proxies may also be affected by, among other things: (i) late receipt of meeting notices; (ii) requirements to vote proxies in person; (iii) restrictions on a foreigner’s ability to exercise votes; (iv) potential difficulties in translating the proxy; (v) requirements to provide local agents with unrestricted powers of attorney to facilitate voting instructions; and (vi) requirements that investors who exercise their voting rights surrender the right to dispose of their holdings for some specified period in proximity to the stockholder meeting.

Our Investment Adviser conducts periodic due diligence meetings with the Proxy Service which include a review of the Proxy Service’s general organizational structure, new developments with respect to research and technology, workflow improvements and internal due diligence with respect to conflicts of interest.

Our Investment Adviser has adopted policies and procedures designed to prevent conflicts of interest from influencing the proxy voting decisions that our Investment Adviser makes on behalf of a client account and to help assure that such decisions are made in accordance with our Investment Adviser’s fiduciary obligations to its clients. These policies and procedures include our Investment Adviser’s use of the Guidelines and Recommendations from the Proxy Service and the override approval process previously discussed Notwithstanding such proxy voting policies and procedures, actual proxy voting decisions of our Investment Adviser may have the effect of benefitting the interest of other clients or businesses of other divisions or units of Goldman Sachs and/or its affiliates; provided that our Investment Adviser believes such voting decisions to be in accordance with its fiduciary obligations.

Voting decisions with respect to fixed income securities and the securities of privately held issuers generally will be made by our Investment Adviser based on its assessment of the particular transactions or other matters at issue.

Information regarding how we vote proxies relating to portfolio securities is available upon request by writing to Goldman Sachs Private Credit Corp., Attention: Austin Neri, Investor Relations, 200 West Street, New York, New York 10282.

Privacy Principles

The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We generally will not receive any nonpublic personal information relating to stockholders who purchase our Shares. We may collect nonpublic personal information regarding our existing investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for everyday business purposes, for example, to service the investor’s accounts and, unless an investor opts out, provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by our investors in investor subscription agreements or our organizational documents; (ii) as required by applicable law or in connection with a properly authorized legal or regulatory investigation, subpoena or summons, or to respond to judicial process or government regulatory authorities having property jurisdiction; (iii) as required to fulfill investor instructions; or (iv) as otherwise permitted by applicable law to perform support services for investor accounts or process investor transactions with us or our affiliates.

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect your information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A. Risk Factors—Risks Relating to Our Operations—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

Other

As a BDC, the SEC will periodically examine us for compliance with the Investment Company Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company, in order to protect against larceny and embezzlement, covering each of our officers and employees, who may singly, or jointly with others, have access to our securities or funds. Furthermore, as a BDC, we are prohibited from protecting any director, officer, investment adviser or underwriter against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our Investment Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Compliance with the Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example,

•
our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•
our periodic reports must disclose the conclusions of our principal executive and principal financial officers about the effectiveness of our disclosure controls and procedures;

•
our management must prepare an annual report regarding its assessment of our internal control over financial reporting starting with the fiscal year ended December 31, 2024; and
•
our periodic reports must disclose whether there were any changes in our internal controls over financing reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Compliance with the JOBS Act

We are an “emerging growth company,” as defined by the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public reporting companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•
have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
submit certain executive compensation matters to stockholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”); or
•
disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officers’ compensation to median employee compensation.

We will remain an emerging growth company until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act; or (4) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective Securities Act registration statement.

We do not believe that being an emerging growth company will have a significant impact on our business. Because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Shares are not traded on a national securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Investment Adviser and we do not directly compensate our executive officers, or reimburse the Investment Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as our executive officers or as executive officers of the Investment Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements. As a result, we do not expect to be required to seek stockholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Compliance with the Bank Holding Company Act

As a bank holding company (“BHC”) and FHC, the activities of GS Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956 (“BHCA”) and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, we can offer no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.”

ITEM 1A. RISK FACTORS

Investing in our securities involves certain risks relating to our structure and investment objective. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in our securities. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the NAV of our securities could decline, and you may lose all or part of your investment.

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

•
The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.
•
Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.
•
Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
•
We will be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes) on all of our income if we are unable to maintain our qualification for tax treatment as a RIC, which would have a material adverse effect on our financial performance.

•
Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.
•
Our ability to enter into transactions with our affiliates is restricted.
•
Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.
•
Commodity Futures Trading Commission (“CFTC”) rules may have a negative impact on us and our Investment Adviser. Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
•
Certain investors are limited in their ability to make significant investments in us.
•
We are subject to risks related to being an “emerging growth company.”
•
We depend upon management personnel of our Investment Adviser for our future success.
•
We operate in a highly competitive market for investment opportunities.
•
We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•
We are a new company and have a limited operating history.
•
Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.
•
Our business and the businesses of our portfolio companies are dependent on bank relationships and recent concerns associated with the banking system may adversely impact us.
•
Goldman Sachs’ financial and other interests may incentivize our Investment Adviser to favor other Accounts.
•
Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.
•
Our ability to grow depends on our access to adequate capital.
•
We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•
The Incentive Fee based on income takes into account our past performance, and we may be obligated to pay the Investment Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio. The conflicts of interest faced by the Investment Adviser caused by compensation arrangements with us could result in actions that are not in the best interests of our stockholders. Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.
•
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
•
We may experience fluctuations in our quarterly results.
•
Our investments are very risky and highly speculative.
•
Investing in middle-market companies involves a number of significant risks.
•
We have exposure to credit risk and other risks related to credit investments.
•
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•
We are exposed to risks associated with changes in interest rates.
•
Many of our portfolio securities do not have a readily available market price, and we value these securities at fair value as determined in good faith in accordance with the Investment Company Act, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.
•
The lack of liquidity in our investments may adversely affect our business.
•
Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•
We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•
Our failure or inability to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Our portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.
•
By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.
•
Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
Our portfolio companies may be highly leveraged.
•
Investing in our securities involves an above-average degree of risk.
•
Investors could receive fewer Shares than anticipated.
•
A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
•
We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•
Our Shares are subject to significant transfer restrictions, and an investment in our Shares generally will be illiquid. To the extent an investor is able to sell its Share, such investor may not be able to recover the amount of its investment in our Shares.

•
Certain provisions of our certificate of incorporation and bylaws and the Delaware General Corporation Law (“DGCL”), as well as other aspects of our structure, could deter takeover attempts and have an adverse impact on the price of our common stock.
•
Investors may face various tax risks and consequences as a result of their investment in us.
•
To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Market Developments and General Business Environment

The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, over the past few years, the U.S. capital markets experienced disruption as evidenced by volatility in global stock markets as a result of, among other things, the COVID-19 pandemic, social and political tensions in the United States and around the world, the fluctuating price of commodities, such as oil, and Russia’s military invasion of Ukraine. Despite remedial actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of market disruptions and measures taken in response thereto. Any public health emergency, including an outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity, such as those caused by the COVID-19 pandemic, Russia’s military invasion of Ukraine, the escalated conflict in the Middle East and terrorism or threats of terrorism, have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the disruption in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. In addition, market conditions, including inflation, have adversely impacted, and could in the future have further negative impacts on the operations of certain of our portfolio companies. If the financial results of companies, like those in which we may invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Further deterioration in market conditions may further depress the outlook for those companies. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.

Social, political, economic and other conditions and events in the United States, the United Kingdom, the European Union, the Middle East and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

The uncertainties caused by these conditions and events could result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants; limitations on the activities of investors in the financial markets; and substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets.

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved since 2021, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic and subsequent geopolitical events have persisted, including (i) relatively weak consumer confidence; (ii) ongoing heightened credit risk with regard to certain industries, including, at times, oil and gas, gaming and lodging and airlines and (iii) higher cyber security, information security and operational risks.

Depending on any lasting effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all, or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. The U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, the uncertain interest rate environment, Russia’s military invasion of Ukraine and the escalated conflict in the Middle East, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the governments of the United States, the United Kingdom and the European Union, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a prohibition on new investment in Russia; a prohibition on the provision of certain services to Russia; new export controls and import bans; the implementation of a price cap policy for Russian-origin oil and petroleum products; the removal of selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Private companies have also implemented restrictions that severely limit, and in some cases, reverse or cancel, business transactions in or involving certain individuals and/or businesses connected to or associated with Russia and/or Belarus. Further, some private companies have moved to divest of Russia-based subsidiaries and assets. The duration of hostilities and the vast array of sanctions and related events (including retaliatory measures imposed by Russia, cyber incidents and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Legal and Regulatory Matters

Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

The Investment Company Act imposes numerous constraints on the operations of BDCs. For example, BDCs generally are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

We may be precluded from investing in what our Investment Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the Investment Company Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act. This would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause us to lose our RIC status or cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.

We will be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes) on all of our income if we are unable to qualify for tax treatment as a RIC, which would have a material adverse effect on our financial performance.

Although we intend to elect to be treated for federal income tax purposes as a RIC, commencing with our taxable year ended December 31, 2023, and we intend to qualify for tax treatment as a RIC annually thereafter, we cannot assure stockholders that we will be able to do so. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution and source-of-income and quarterly-asset diversification requirements described below.

•
The annual distribution requirement for a RIC will generally be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year (the “Annual Distribution Requirement”). Because we intend to use debt financing, we are subject to an asset coverage ratio requirement under the Investment Company Act, and we expect to be subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to maintain our qualification for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).
•
The source-of-income requirement will be satisfied if at least 90% of our gross income for each year is derived from dividends, interest, gains from the sale of stock or securities or foreign currencies, payments with respect to loans of certain securities, net income derived from an interest in a “qualified publicly traded partnership” or other income derived with respect to our business of investing in such stock or securities or foreign currencies.
•
The asset diversification requirement will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other acceptable securities, and no more than 25% of the value of our assets is invested in (i) the securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) the securities (other than the securities of other RICs) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be made in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our qualification for tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance.

Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least

150% immediately after such borrowing or issuance if certain requirements are met, rather than 200%, as previously required and as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our stockholders. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. Under this legislation, BDCs are able to increase their leverage capacity if stockholders approve a proposal to do so. Our Board and our initial member have approved a proposal to apply to us the modified asset coverage requirement of 150% set forth in Section 61(a)(2) of the Investment Company Act to us.

Shares of our preferred stock, if any, are another form of leverage and will rank “senior” to our common stock in our capital structure. Preferred stockholders, if any, will have separate voting rights on certain matters and may have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that may involve a premium price for holders of our common stock or otherwise be in the best interest of our common stockholders. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue, if any. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock, to receive distributions would be senior to those of holders of shares of common stock.

We are generally not able to issue and sell our common stock at a price per share below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock (i) with the consent of a majority of our common stockholders (and a majority of our common stockholders who are not affiliates of ours), and (ii) if, among other things, a majority of our Independent Directors and a majority of our directors who have no financial interest in the transaction determine that a sale is in the best interests of us and our stockholders.

We incur significant costs as a result of being subject to the reporting requirements under the Exchange Act.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. See “Item 1. Business—Compliance with the Sarbanes-Oxley Act.” We will implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being subject to these reporting requirements.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”).

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

While we will not be required to comply with certain requirements of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or cease to be classified as an emerging growth company, under current SEC rules, we will be required to report on our internal control over financial reporting pursuant to Section 404 starting with the fiscal year ended December 31, 2024. Thereafter, we will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Accordingly, our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We will establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer” or the date we are no longer classified as an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public reporting company under the Exchange Act, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal control may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation and the regulations that have been adopted (and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

Legislative and regulatory proposals directed at the financial services industry that are proposed, pending or might be proposed in the future in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

We may be materially affected by market, economic and political conditions globally and in the jurisdictions and sectors in which we invest or operate, including economic outlook, factors affecting interest rates, the availability of credit, currency exchange rates and trade barriers. Recent populist and anti-globalization movements, particularly in the United States, may result in material changes in economic trade and immigration policies, all of which could lead to significant disruption of global markets and could have adverse consequences for our investments.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The likelihood of any new legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification and could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our Shares.

The United States Congress has considered a proposal that would have, if enacted, had a significant adverse impact on individual retirement account (“IRA”) investors, including potentially terminating the IRA status of an IRA that acquires or holds an investment in certain private investment funds (including the Company), subjecting all of the investments in the IRA to significant taxes and subjecting the IRA’s owner to significant penalties. Other proposed legislation would have, if enacted, limited contributions by or on behalf of a high-income taxpayer to an IRA if the aggregate account balance in all applicable retirement plans (as defined in the proposal) maintained by or on behalf of the taxpayer exceeded a threshold dollar amount. These proposals were not ultimately included in legislation passed by the United States House of Representatives. Nonetheless, it is possible that either or both of these proposals (or other proposals that would adversely impact IRA investors) could be enacted as part of future tax reform legislative efforts.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the Investment Company Act. If this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from, or selling any asset (other than our capital stock) to, such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

In certain circumstances, we and other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

In addition, we have filed an application to amend the Relief to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.

Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.

GS Group Inc. is a BHC under the BHCA and therefore subject to supervision and regulation by the Federal Reserve. In addition, GS Group Inc. is a FHC under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, these restrictions could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their respective affiliates, on the one hand, and us, on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and to us may restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, GS Group Inc. may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments.

These restrictions may materially adversely affect us by affecting our Investment Adviser’s ability to pursue certain strategies within our investment program or trade in certain securities. In addition, GS Group Inc. may cease in the future to qualify as an FHC, which may subject us to additional restrictions. Moreover, we can offer no assurance that the bank regulatory requirements applicable to GS Group Inc. and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us.

GS Group Inc. may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulations or other restrictions on, GS Group Inc., us or other accounts managed by our Investment Adviser and its affiliates. GS Group Inc. may seek to accomplish this result by causing Goldman Sachs Asset Management to resign as our Investment Adviser, voting for changes to our Board of Directors, causing Goldman Sachs personnel to resign from our Board of Directors, reducing the amount of GS Group Inc.’s investment in us (if any), revoking our right to use the Goldman Sachs name or any combination of the foregoing, or by such other means as it determines in its sole discretion. Any replacement investment adviser appointed by us may be unaffiliated with Goldman Sachs.

CFTC rules may have a negative impact on us and our Investment Adviser.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act of 1936, as amended, and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Rule 18f-4 under the Investment Company Act includes limitations on the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Certain investors are limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act and certain other unregistered investment companies are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock other than in accordance with the Investment Company Act (measured at the time of the acquisition, including through conversion of convertible securities). Investment companies registered under the Investment Company Act and BDCs are also subject to this restriction as well as other regulatory limitations that restrict the amount that they are able to invest in our securities. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.

We are subject to risks related to being an “emerging growth company.”

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act; or (4) the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective Securities Act registration statement. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Risks Relating to Competition

We depend upon management personnel of our Investment Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of Goldman Sachs Asset Management Private Credit, together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Private Credit Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure stockholders that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Risks Relating to Our Business and Structure—Our Investment Adviser can resign on 120 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

We operate in a highly competitive market for investment opportunities.

A number of entities, including the Accounts and other entities, compete with us to make the types of investments that we make. We compete with other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations (“CLOs”), private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and/or access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and other Accounts or any other entities managed by our Investment Adviser, and co-investment may not be possible. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We do not seek to compete primarily based on the interest rates we offer, and the Investment Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we believe our competitive strengths include: (i) the positioning of Goldman Sachs Asset Management Private Credit within Goldman Sachs, given its associated relationship, sourcing and expertise advantages; (ii) Goldman Sachs Asset Management Private Credit’s experience and breadth as an investor; (iii) Goldman Sachs Asset Management Private Credit’s experienced team and history of investment performance; (iv) Goldman Sachs Asset Management Private Credit’s depth, breadth and duration of relationships with financial sponsors, companies, borrowers and other industry participants; and (v) the alignment of interest between the Company and the Goldman Sachs private credit platform through side-by-side investments alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For a further discussion of our competitive strengths, see “Item 1. Business—Competitive Advantages.”

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments. We cannot assure investors that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Operations

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our Investment Adviser’s and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of the Investment Management Agreement or an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts and acts of war; and/or
•
cyber incidents.

In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay distributions to our stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

Cybersecurity risks and cyber incidents have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster, such as a cyber incident against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We and our portfolio companies depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems, networks, and data, like those of other companies, could be subject to cyber incidents and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third-party service providers with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber incidents could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.

Goldman Sachs and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators, individuals and the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the public disclosure of certain cybersecurity breaches. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Risks Relating to Our Business and Structure

We are a new company and have limited prior operating history. Investors have limited information to evaluate historical data or assess any of our investments.

We are a new company with limited prior operating history, and as a result, we have minimal financial information on which to evaluate an investment in us or our prior performance. Stockholders must rely on us to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments. Because stockholders are not able to thoroughly evaluate our investments in advance of purchasing our Shares, an investment in our Shares may entail more risk than other types of investments. This additional risk may hinder the ability of our investors to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives. Additionally, the results of any other Accounts that have or have had an investment program which is similar to, or different from, our investment program are not indicative of the results that we may achieve. We expect to have a different investment portfolio from other Accounts, although as a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts (which may include proprietary accounts of Goldman Sachs). Accordingly, our results may differ from and are independent of the results obtained by such other Accounts. Moreover, past performance is no assurance of future returns.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of a stockholder’s investment could decline substantially or could become worthless. We anticipate that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay a Management Fee to our Investment Adviser throughout this interim period irrespective of our performance. If the Management Fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.

Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Private Credit Investment Committee and our officers and directors serve and may serve in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of our stockholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, Goldman Sachs Asset Management and its affiliates also manage other accounts, and expect to manage other vehicles or accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by Goldman Sachs Asset Management could result in this conflict of interest affecting us adversely relative to such other funds.

Our business and the businesses of our portfolio companies are dependent on bank relationships and recent concerns associated with the banking system may adversely impact us.

The financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks and banks with exposure to commercial real estate, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government announced measures to assist certain banks and protect depositors, some banks had already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships. We continue to monitor the financial health of these relationships. Any further strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on the Relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

Goldman Sachs’ financial and other interests may incentivize our Investment Adviser to favor other Accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, the Investment Adviser may simultaneously manage other Accounts for which the Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts, and such investments may constitute all or substantial percentages of such other Accounts’ outstanding equity interests. Therefore, the Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different from, the investments and performance of other Accounts.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the Private Credit Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with the Accounts, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure stockholders that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our access to adequate capital.

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we intend to elect to be treated as a RIC, commencing with our taxable year ended December 31, 2023, and we intend to qualify for tax treatment as a RIC annually thereafter. To qualify, and to maintain our qualification for tax treatment as a RIC, among other requirements, we are required to timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments. We expect to use debt financing and issue additional securities to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common stockholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt and dividends on preferred stock that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings due to the rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Additionally, we will be able to incur additional leverage if we are able to obtain exemptive relief from the SEC to exclude the debt of any small business investment company (“SBIC”) subsidiary we may form in the future from the leverage requirements otherwise applicable to BDCs. We have not yet applied to the Small Business Administration for approval to form a SBIC and may decide not to do so. We can offer no assurances as to whether or when we may form a SBIC subsidiary.

In addition to having claims on our assets that are superior to the claims of our common stockholders, any obligations to the lenders may be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders.

We may be unable to obtain our desired leverage, which would, in turn, affect a stockholder’s return on investment.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholders (1)	(13.13)%	(7.14)%	(1.15)%	4.85%	10.84%

(1)
Based on (i) $1,905.90 million in total assets as of December 31, 2023, (ii) $248.19 million in outstanding indebtedness as of December 31, 2023, (iii) $1,590.84 million in net assets as of December 31, 2023, and (iv) annualized average interest rate on our indebtedness, as of December 31, 2023, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.34%.

The Investment Adviser faces conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.

The Investment Adviser receives substantial fees from us in return for its services, and these fees could influence the advice provided to us. We pay to the Investment Adviser the Incentive Fee that is based on the performance of our portfolio and the Management Fee that is based on the value of our net assets as of the beginning of the first business day of the month. Because the Incentive Fee is based on the performance of our portfolio, the Investment Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the Incentive Fee is determined may also encourage the Investment Adviser to use leverage to increase the return on our investments. The Management Fee is payable even in the event the value of your investment declines. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

We may be obligated to pay the Investment Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Management Agreement entitles the Investment Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the Incentive Fee will become uncollectible. The Investment Adviser is not under any obligation to reimburse us for any part of the Incentive Fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received. In addition, as leverage generally would magnify positive returns, if any, on our portfolio, the use of leverage may cause our Pre-Incentive Fee Net Investment Income Returns to exceed the quarterly hurdle rate for the Incentive Fee on income payable to our Investment Adviser at a lower average return on our portfolio.

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and GS Group Inc. are discussed in more detail elsewhere in this report.

GS Group Inc. is a publicly held FHC and a leading global financial institution that provides investment banking, securities and investment management services to a diversified client base, including companies and high-net-worth individuals, among others. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers, and have other direct and indirect interests in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Risks Relating to Our Business and Structure—Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest” and “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

In addition, subject to applicable law, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns. Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of directly originating senior secured corporate credit. These investment vehicles, as well as existing investment vehicles (including other Accounts), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among its clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other Accounts or that we may participate in such investments to a lesser extent due to participation by such other Accounts.

In addition, Goldman Sachs or another investment account or vehicle managed or controlled by Goldman Sachs or another client of the Investment Adviser may hold securities, loans or other instruments of a portfolio company in a different class or a different part of the capital structure than securities, loans or other instruments of such portfolio company held by us. As a result, Goldman Sachs or such other investment account or vehicle or such other client of the Investment Adviser may pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, on behalf of its own account, that could have an adverse effect on us. In addition, to the extent Goldman Sachs has invested in a portfolio company for its own account, Goldman Sachs may limit the transactions engaged in by us with respect to such portfolio company or issuer for reputational, legal, regulatory or other reasons.

Stockholders should note the matters discussed in “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the Investment Company Act or other applicable laws) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and market price of our securities. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions or make payments with respect to our indebtedness.

Our Investment Adviser can resign on 120 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 120 days’ written notice, regardless of whether we have found a replacement. If our Investment Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the market price of our securities may decline.

Our Investment Adviser’s responsibilities and its liability to us are limited under the Investment Management Agreement, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Management Agreement, and it will not be responsible for any action of our Board in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Management Agreement, our Investment Adviser and its directors, members, stockholders, partners, officers, employees or controlling persons will not be liable to us for its acts under the Investment Management Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of its duties, or by reason of its reckless disregard of its obligations and duties under the Investment Management Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—The Investment Adviser faces conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.”

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt investments we make, default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods or the full fiscal year.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, which could adversely affect our business and results of operations.

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, some groups and state attorneys general have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion practices increasing. If the Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities.

Additionally, new state-level, federal and international regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of our portfolio companies through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Risks Relating to Our Investments

Our investments are very risky and highly speculative.

We hold primarily directly originated, first lien senior secured, floating rate debt of companies located primarily in the United States and, to a lesser extent, in non-U.S. jurisdictions. We may also invest to a lesser extent in second lien loans, unsecured, subordinated or PIK debt and equity and equity-like instruments. Our debt investments may be rated by a nationally recognized statistical rating organization (“NRSRO”), and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We may also invest in debt instruments that are not rated by an NRSRO, though we expect that our unrated debt investments will generally have credit quality consistent with below investment grade instruments. These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities. They are also generally considered to be subject to greater risk than securities with higher ratings or comparable non-rated securities in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities, which can adversely affect the prices at which these securities can be sold and may even make it impractical to sell such securities.

In addition, we may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as the Company) to accelerate indebtedness or negotiate terms and pricing. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

Secured Debt. When we make a secured debt investment, we generally take a security interest in the available assets of the portfolio company, including the equity interests of any subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan, in full or at all, should we enforce our remedies.

Unsecured Debt, Including Mezzanine Debt. Our unsecured debt investments, including mezzanine debt investments, generally will be subordinated to senior debt in the event of an insolvency. This may result in an above average amount of risk and loss of principal.

Revolving Credit Facilities. We intend to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets, which may result in the Company holding unemployed funds, negatively impacting our returns.

Equity Investments. When we invest in secured debt or unsecured debt, including mezzanine debt, we may acquire equity securities from the company in which we make the investment. In addition, we may invest in the equity securities of portfolio companies independent of any debt investment. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we hold may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We have exposure to credit risk and other risks related to credit investments.

Our investments are subject to liquidity, market value, credit, interest rate and certain other risks. In addition, we cannot assure stockholders that the Investment Adviser will correctly evaluate the nature and magnitude of the various factors that could affect the value and return of our investments. These risks could be exacerbated to the extent that the portfolio is concentrated in one or more particular types of investments or industry sectors or regions.

Prices of our investments may be volatile and may fluctuate as a result of a variety of factors that are inherently difficult to predict, including changes in interest rates, prevailing credit spreads, general economic conditions, financial market conditions, domestic and international economic or political events, developments or trends in any particular industry, and the financial condition of the issuers or obligors of the investments. Investments that become non-performing, or defaulted loans or securities may become subject to a workout negotiation or restructuring. This may entail a substantial reduction in the interest rate, a substantial write-down of principal, and a substantial change in the terms, conditions and covenants of these investments. To the extent that defaulted investments are sold, it is unlikely that the sale proceeds will be equal to the amount of unpaid principal and interest thereon. In addition, we may incur additional expenses to the extent we are required to seek recovery upon a default or to participate in the restructuring of a non-performing or defaulted investment. We can offer no assurance as to the levels of defaults and / or recoveries that may be experienced on the investments.

Secured investments may also be subject to the risk that the security interests granted by the portfolio company obligors in the underlying collateral are not properly or fully perfected in favor of lenders (or their agents). Compounding these risks, the collateral securing the secured investments may be subject to casualty, impairment or devaluation risks.

Portfolio companies may also be permitted to issue additional indebtedness that would increase the overall leverage and fixed charges to which the portfolio companies are subject. Such additional indebtedness could have structural or contractual priority, either as to specific assets or generally, over the ranking of the investments held by us or could rank on a parity or seniority basis with respect to our investments. In the event of any default, restructuring or insolvency event of a portfolio company, we could be subordinated to, or be required to share on a ratable basis with, any recoveries in favor of the holders of such other or additional indebtedness. Our recoveries may be impaired as a result of the rights of holders of other indebtedness under any intercreditor agreement governing the relative rights of the indebtedness.

Our debt investments may also have no amortization and limited interim repayment requirements, which may increase the risk that a portfolio company will not be able to repay or refinance the debt investment when it comes due at its final stated maturity.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. Although the U.S. inflation rate has decreased in the fourth quarter of 2023, it remains well above historical levels over the past several decades. Inflationary pressures in the past few years increased the costs of labor, energy and raw materials and adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or may be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

While the United States and other developed economies have experienced higher-than-normal inflation rates in the past few years, it remains uncertain whether elevated inflation will continue or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation, such as recent increases to short-term interest rates by central banks, including the Federal Reserve, often have negative effects on the level of economic activity and may increase the risk that the economy enters a recession. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

We are exposed to risks associated with changes in interest rates.

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Historically, the London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining the LIBOR by the end of 2021, and as of June 30, 2023, ceased to publish all remaining USD LIBOR settings. Recently the ICE Benchmark Administration further announced that it will publish “synthetic” USD LIBOR rates until September 2024. It is not yet known how synthetic LIBOR will be incorporated into credit facilities, if at all.

In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR in how each rate is calculated and potentially in the actual rate as well. Because we intend to borrow money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2023, we have transitioned substantially all of our investments and our Revolving Credit Facilities (as defined below) to SOFR or to alternative risk-free reference rates. We expect that, going forward, our new USD-denominated investments will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income (as more fully described below). Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

In addition, in 2022 and 2023, the Federal Reserve raised short-term interest rates but has recently indicated that it may cease further increases to interest rates or may decrease interest rates. However, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities or loans will be unable to pay escalating interest amounts, which could result in a default under their notes or loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

If general interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Investment Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing investments.

A change in the general level of interest rates can be expected to lead to a change in the interest rates we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Management Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to the portion of the Incentive Fee based on income.

Many of our portfolio securities do not have a readily available market price, and we value these securities at fair value as determined in good faith in accordance with the Investment Company Act, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by the Investment Adviser, as the Valuation Designee. As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of our assets, subject to the oversight of the Board, in accordance with Rule 2a-5 under the Investment Company

Act. As the Valuation Designee, the Investment Adviser utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) engaged by us in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest because our Investment Adviser is receiving a performance-based Incentive Fee.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs, or another Account values the asset, including because Goldman Sachs, or such other division, or unit, or Account has information or uses valuation techniques and models that it does not share with, or that are different from those of the Investment Adviser or from us. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (for example, with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default). See “—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, it may be more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our common stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Rule 2a-5 under the Investment Company Act establishes a regulatory framework for determining fair value in good faith for purposes of the Investment Company Act and permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule and as discussed above, our Board of Directors has designated our Investment Adviser as the Valuation Designee primarily responsible for the valuation of our assets, subject to the oversight of the Board of Directors, and we are in compliance with Rule 2a-5.

Our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.

The lack of liquidity in our investments may adversely affect our business.

Various restrictions render our investments relatively illiquid, which may adversely affect our business. As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. Our Investment Adviser is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for us, which could create an additional limitation on the liquidity of our investments. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments or could be unable to dispose of our investments in a timely manner or at such times as we deem advisable.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns.

For example, as of December 31, 2023, Software represented 24.4% of our portfolio at fair value. Our investments in Software are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally hold controlling equity positions in our portfolio companies. While we are obligated as a BDC to offer to make managerial assistance available to our portfolio companies, we can offer no assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

We may be subject to risks arising from mezzanine debt investments.

Mezzanine debt investments are typically junior in right of payment or by reason of being unsecured or secured on a junior lien basis to the obligations of the entity to senior or senior secured lenders. Mezzanine debt may also be issued by holding companies or by operating companies with subsidiaries that are not guarantors, in which case, such mezzanine debt would be effectively subordinated to all obligations of non-guarantor subsidiaries of any such operating company, including trade creditors and employees. Further, the enforceability or effectiveness of guarantees by subsidiaries of indebtedness of issuers of mezzanine debt may be limited by applicable laws. If a portfolio company defaults on our investment or debt senior to our investment, or in the event of a portfolio company bankruptcy, our mezzanine security may be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses.

Mezzanine debt generally will be subject to the prior repayment of different classes of senior debt that may be “layered” ahead of the debt held by us by reason of being senior in right of payment or secured on a senior basis or issued by subsidiaries of the portfolio company that are not guarantors. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt investment held by us, and interest thereon and related expenses, generally must first be repaid in full before any recovery may be had on our mezzanine debt investment. Mezzanine debt investments are characterized by greater credit risks than those associated with the most senior obligations of the same borrower, in particular where those senior obligations are secured. In addition, under certain circumstances the holders of the senior indebtedness will have the right to block the payment of interest and principal on our investment and to prevent us from pursuing remedies on account of such non-payment against the company. Further, in the event of any debt restructuring or workout of the indebtedness of any company, the holders of the senior indebtedness may often exert significant control over the outcome of the creditor side of such negotiations.

Mezzanine debt investments may also be in the form of PIK loans or bonds, where all or a portion of the interest is not paid in cash but is capitalized periodically. These investments typically experience greater volatility in market value due to changes in the interest rates than loans or bonds that provide for regular payments of interest.

We may be subject to risks arising from investing in distressed debt and undervalued debt.

We may invest in distressed debt and portfolios of distressed debt and in debt that the Investment Adviser views as having an attractive risk-reward profile. Although these types of purchases may result in significant returns, they involve a high degree of risk and may not show any return for a considerable period of time, if ever. In addition, certain debt of the Company may become distressed after investment. If a portfolio company, expected to be stable, deteriorates and becomes involved in a reorganization or liquidation proceeding, we may lose our entire investment or may be required to accept cash or other assets with a value less than our original investment. In addition, distressed investments may require active participation by the Investment Adviser and its representatives. This may expose us to greater litigation risks than may be present with other types of investing or may restrict our ability to dispose of our investment. We may also be required to hold such assets for a substantial period of time before realizing their anticipated value and / or to sell assets which were believed to be undervalued when acquired at a substantial loss if such assets are not in fact undervalued.

We may be subject to risks associated with subordinated debt.

We may acquire and/or originate junior lien or subordinated debt investments. If a borrower defaults on a junior lien or subordinated loan or on debt senior in right of payment or as to the proceeds of collateral to our debt investment, or in the event of the bankruptcy of a borrower, the debt investment will be satisfied only after, in the case of junior lien debt, the proceeds of collateral are applied to repay senior lien debt or, in the case of subordinated debt, the senior debt is repaid in full. Under the terms of typical intercreditor or subordination agreements, senior creditors may be able to block the exercise of remedies or the acceleration of the subordinated debt or the exercise by holders of junior lien or subordinated debt of other rights they may have as creditors or in respect of collateral. Accordingly, we may not be able to take the steps necessary or sufficient to protect our investments in a timely manner or at all. In addition, junior lien or subordinated debt may not always be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. If a borrower declares bankruptcy, we may not have full or any recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Further, the Investment Adviser’s ability to amend the terms of our loans, assign its loans, accept prepayments, exercise its remedies and control decisions made in bankruptcy proceedings may be limited by intercreditor arrangements. In addition, the risks associated with junior lien or subordinated debt include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the borrower’s ability to pay principal and interest on its debt. Many obligors on junior lien or subordinated loan securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. The level of risk associated with investments in subordinated debt increases if such investments are debt of distressed or below investment grade issuers. Default rates for junior lien or subordinated debt securities have historically been higher than has been the case for investment grade securities.

We may be subject to risks associated with unsecured debt.

We may invest in unsecured indebtedness in portfolio companies where a significant portion of such companies’ senior or junior lien indebtedness may be secured. In such situations, our ability to influence such portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior or junior lien creditors.

We may be subject to risks arising from revolving credit facilities.

We acquire or originate revolving credit facilities from time to time in connection with our investments in other assets, including term loans. A revolving credit facility is a line of credit in which the borrower pays the lender a commitment fee during a commitment period and is then allowed to draw from the line of credit from time to time until the end of such commitment period. The borrower of a revolving credit facility is typically permitted to draw thereunder for any reason, including to fund its operational requirements, to make acquisitions or to reserve cash, so long as certain customary conditions are met. Outstanding drawdowns under such revolving credit facilities can therefore fluctuate on a day-to-day basis, which may generate operational and other costs for us. If the borrower of a revolving credit facility draws down on the facility, we would be obligated to fund the amounts due.

We can offer no assurance that a borrower of a revolving credit facility will fully draw down its available credit thereunder, and in many cases a borrower with sufficient liquidity may forego drawing down its available credit thereunder in favor of obtaining other liquidity sources. As a result, we are likely to hold unemployed funds, and investments in revolving credit facilities may therefore adversely affect our returns.

We may be subject to risks arising from purchases of secondary debt.

We may invest in secondary loans and secondary debt securities. We are unlikely to be able to negotiate the terms of secondary debt as part of its acquisition and, as a result, these investments likely will not include some of the covenants and protections we may generally seek. Even if such covenants and protections are included in the investments, the terms of the investments may provide portfolio companies substantial flexibility in determining compliance with such covenants. In addition, the terms on which secondary debt is traded may represent a combination of the general state of the market for such investments and either favorable or unfavorable assessments of particular investments by the sellers thereof.

We may be subject to risks arising from assignments and participations.

We may acquire investments directly (by way of assignment) or indirectly (by way of participation). As described in more detail below, holders of participation interests are subject to additional risks not applicable to a holder of a direct interest in a debt obligation.

The purchaser of an assignment of a debt obligation typically succeeds to all the rights and obligations of the selling institution and becomes a party to the applicable documentation relating to the debt obligation. In contrast, participations acquired by us in a portion of a debt obligation held by a seller typically result in a contractual relationship only with such seller, not with the obligor. We would have the right to receive payments of principal, interest and any fees to which it is entitled under the participation only from the seller and only upon receipt by the seller of such payments from the obligor. In purchasing a participation, we generally will have neither the right to enforce compliance by the obligor with the terms of the documentation relating to the debt obligation nor any rights of set-off against the obligor, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will assume the credit risk of both the obligor and the seller, which will remain the legal owner of record of the applicable debt obligation. In the event of the insolvency of the seller, we may be treated as a general creditor of the seller in respect of the participation, may not benefit from any set-off exercised by the seller against the obligor and may be subject to any set-off exercised by the obligor against the seller. In addition, we may purchase a participation from a seller that does not itself retain any portion of the applicable debt obligation and, therefore, may have limited interest in monitoring the terms of the documentation relating to such debt obligation and the continuing creditworthiness of the borrower.

In addition, when we hold a participation in a debt obligation, we may not have the right to vote to waive enforcement of any default by an obligor. Sellers commonly reserve the right to administer the debt obligations sold by them as they see fit and to amend the documentation relating to such debt obligations in all respects. A seller may have interests different from ours, and the seller might not consider our interests when taking actions with respect to the debt obligation underlying the participation. In addition, some participation agreements that provide voting rights to the participant further provide that if the participant does not vote in favor of amendments, modifications or waivers to the documentation relating to the debt obligation, the seller may repurchase such participation at par. Assignments and participations are typically sold strictly without recourse to the seller thereof, and the seller will generally make no representations or warranties about the underlying debt obligation, the borrowers, the documentation relating to the debt obligations or any collateral securing the debt obligations.

We may be exposed to risks associated with convertible securities.

We may invest in convertible securities. Convertible securities include bonds, debentures, notes, preferred stock or other securities that may be converted into or exchanged for a specified amount of equity securities of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities; (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics; and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the issuer and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying equity securities. To the extent the value of the underlying equity securities approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying equity securities while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to identify a sufficient number of suitable investment opportunities to allow us to deploy the capital available to us. Privately negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. Our Investment Adviser will select our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

Our failure or inability to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•
increase or maintain in whole or in part our equity ownership percentage or debt participation;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
attempt to preserve or enhance the value of our investment.

We may elect not to, or be unable to, make follow-on investments or may lack sufficient funds to make those investments.

We will have the discretion to make any follow-on investments, subject to the availability of capital resources and applicable law. The failure to make, or inability to make, follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, including the conditions of the Relief, compliance with covenants contained in the agreements governing our indebtedness or compliance with the requirements for maintenance of our qualification for tax treatment as a RIC.

Our portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.

Certain of the loans we make are prepayable at any time, with some prepayable at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such portfolio company to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for us in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.

Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

Although common stock has historically generated higher average total returns than fixed income securities over the long term, common stock also has experienced significantly more volatility in those returns. Our equity investments may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•
any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•
to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and
•
in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company.

Even if the portfolio company is successful, our ability to realize the value of our investment may depend on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;
•
preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;
•
preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and
•
generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in debt securities, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act. To the extent we so invest, we will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the Management Fee and Incentive Fee to our Investment Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the Management Fee and Incentive Fee due to our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

We may be subject to risks related to guarantees of certain investments.

Guarantees by subsidiaries or other affiliates of portfolio companies that are the issuers of debt investments may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries or other affiliates resulting in such creditors taking priority over our claims under such guarantees. Under U.S. federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such guarantees, and as a result we would no longer have any claim against the applicable guarantor. Sufficient funds to repay the investments may not be otherwise available to the applicable portfolio company that are the issuers thereof. In addition, the court might direct us to repay back to the portfolio company amounts that we already received from the borrower or a guarantor.

The repayment of our investments may depend on cash flow from subsidiaries of portfolio companies that are not themselves guarantors of the parent company’s obligations or that can be released as guarantors of the parent company’s obligations.

We may be exposed to special risks associated with bankruptcy cases.

Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we can offer no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if a borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the Investment Company Act.

We may be subject to risks related to exit financings.

We may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Investment Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, we could incur substantial losses.

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith under procedures adopted by Goldman Sachs Asset Management, as Valuation Designee. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow (taking into consideration current market interest rates and credit spreads), the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase, and the value of our portfolio may decrease, if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own.

In addition, we may originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as the Company) to accelerate indebtedness or negotiate terms and pricing. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal.

Our portfolio companies may have incurred or issued, or may in the future incur or issue, debt or equity securities that rank equally with, or senior to, our investments in such companies, which could have an adverse effect on us in any liquidation of the portfolio company.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt, which will be secured on a first priority basis. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other arrangement with creditors. Similar risks to the foregoing may apply where we hold the last-out piece of a unitranche loan.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such portfolio companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then the unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these portfolio companies and to us as an investor. These portfolio companies may be subject to restrictive financial and operating covenants and the leverage may impair these portfolio companies’ ability to finance their future operations and capital needs. As a result, these portfolio companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the Investment Company Act. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets.

Although most of our investments are denominated in USD, our investments that are denominated in a non-USD currency will be subject to the risk that the value of a particular currency will change in relation to the USD. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure stockholders that such strategies will be effective or without risk to us.

We may expose ourselves to risks if we engage in hedging transactions.

Subject to applicable provisions of the Investment Company Act, the regulations promulgated thereunder, and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly non-USD-denominated investments, our hedging costs will increase.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is generally not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could impair the effectiveness of that strategy. See also “—Risks Relating to Our Investments—We are exposed to risks associated with changes in interest rates.”

We may form one or more CLOs, which may subject us to certain structured financing risks.

To the extent permissible under risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Act and applicable provisions of the Investment Company Act, to finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by us may be considered a “non-qualifying asset” for purposes of Section 55 of the Investment Company Act.

If we create a CLO, we will depend on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the Annual Distribution Requirement for maintaining our qualification for tax treatment as a RIC, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our qualification for tax treatment as a RIC, which would have a material adverse effect on our financial performance.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our stockholders.

To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests. Finally, any equity interests that we retain in a CLO will not be secured by the assets of the CLO and we will rank behind all creditors of the CLO.

We may initially invest a significant portion of the net proceeds from offerings of Shares in short-term investments, which will generate lower rates of return than those expected from the interest generated on our intended investment program.

We may initially invest a portion of the net proceeds from offerings of Shares in cash, cash equivalents, U.S. government securities and other short-term investments. These investments may earn yields substantially lower than the income that we anticipate receiving once such proceeds are fully invested in accordance with our investment objective. As a result, we may not be able to achieve our investment objective and/or pay any dividends or, if we are able to do so, such dividends may be substantially lower than the dividends that we expect to pay when our portfolio is fully invested in accordance with our investment objectives. If we do not realize yields in excess of our expenses, we may incur operating losses.

Risks Relating to Our Securities

There is no public market for our Shares, and we do not expect there to be a market for such shares.

There is no existing trading market for our Shares, and no market for such shares may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, holders of our Shares may be unable to liquidate an investment in such shares.

Our Shares have not been registered under the Securities Act or any state securities laws and unless so registered may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

We face risks associated with the deployment of our capital.

In light of the continuous nature of our offering of Shares in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our Shares in the continuous offering or any other public or private offerings and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.

In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

Investing in our securities involves an above-average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive. Therefore, an investment in our securities may not be suitable for an investor with a lower risk tolerance.

Investors in any issuance of our common stock after the initial closing could receive fewer Shares than anticipated.

The purchase price per share of our common stock in any closing after the initial closing is expected to be determined to ensure that such price is equal to our then-current NAV per share. As a result, in the event of an increase in our NAV per share, the purchase price for Shares purchased in any closing after the initial closing may be higher than the prior monthly NAV per share, and therefore an investor may receive a smaller number of Shares than if it had purchased Shares in a prior closing.

Our Shares are subject to significant transfer restrictions, and an investment in our Shares generally will be illiquid.

Our Shares are currently subject to restrictions on transfer. Purchasers of our Shares will be prohibited from selling or otherwise transferring their Shares without our approval and/or compliance with federal, state and other securities laws. An investment in our Shares is of further limited liquidity since our Shares are not freely transferable under federal, state and other securities laws. Each investor in our Shares must be prepared to bear the economic risk of an investment in our Shares for an indefinite period. We have no obligation or intent to conduct a liquidity event, including an IPO and listing of our Shares on a national securities exchange, at any time.

Our Shares have not been registered under the Securities Act and, therefore, under federal and state securities laws, cannot be sold unless such Shares are subsequently registered under the Securities Act, state securities laws or an exemption from such registration is available. Our Shares are illiquid assets for which there is not a secondary market and there is no guarantee that a secondary market will develop in the future. An investment in our Shares is therefore suitable only for certain sophisticated investors that can bear the risks associated with the illiquidity of their Shares.

Liquidity for our Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Shares at a price that is estimated to be equal to our NAV per share on the last calendar day of such quarter, which may be lower than the price that you paid for our Shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your Shares pursuant to our share repurchase program, the price at which you may sell Shares may be lower than the amount you paid in connection with the purchase of such Shares.

Further, the Investment Adviser, through an affiliate, may determine to make an investment of capital in us. As a result, the Investment Adviser may own a substantial amount of our outstanding Shares. The Investment Adviser may periodically elect to tender any or all of its Shares for repurchase under our share repurchase program. Any such tenders by the Investment Adviser could have a negative impact on us, including on our liquidity, and could reduce the opportunity for other stockholders to tender the full amount of their Shares in a given quarter.

The NAV of our Shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
any loss of qualification for RIC tax treatment or BDC status;
•
changes in earnings or perceived changes or variations in operating results;
•
changes or perceived changes in the value of our portfolio of investments;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•
resignation of the Investment Adviser or departure of certain of its respective key personnel;
•
general economic trends and other external factors; and
•
loss of a major funding source.

Our stockholders may experience dilution in their ownership percentage if they opt out of our DRIP.

We have adopted a DRIP, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our stockholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution. Stockholders that opt out of our DRIP may experience dilution in their ownership percentage of our common stock over time. See “Item 1. Business—Distribution Reinvestment Plan” for a description of our distribution policy and obligations.

We intend to offer our Shares on a continuous basis for an extended period of time, and holders of our Shares will not have preemptive rights to purchase any shares we issue in the future. As a result, to the extent we issue additional Shares after investment in the Shares, your percentage ownership interest in us may be diluted. In addition, depending upon our NAV per share at the time of any closings subsequent to your purchase, you may also experience dilution in the book value and fair value of your Shares.

Our stockholders that do not opt out of our DRIP should generally expect to have current tax liabilities without receiving cash to pay such liabilities.

Under our DRIP, if we declare a cash dividend, our stockholders who have not elected to “opt out” will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. Stockholders who receive distributions in the form of Shares generally are subject to the same U.S. federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. However, because their distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes on such reinvested distributions. As a result, stockholders that have not opted out of our DRIP may have to use funds from other sources to pay any tax liabilities imposed upon them based on the value of the Shares received. See “Item 1. Business—Distribution Reinvestment Plan.”

We may in the future determine to issue preferred stock, which could adversely affect the value of our common stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 150% asset coverage test. See “—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

Stockholders may be subject to filing requirements under the Exchange Act as a result of their investment in us.

Ownership information for any person or group that beneficially owns more than 5% of the Shares will have to be disclosed in a Schedule 13D or Schedule 13G, as required by Regulation 13D-G under the Exchange Act, or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having or sharing voting or investment power over the securities. Although we will provide in our quarterly statements the amount of outstanding Shares, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, beneficial owners of more than 10% of our Shares will be subject to Section 16 of the Exchange Act, including the reporting obligations under Section 16(a).

Certain provisions of our certificate of incorporation and bylaws and the DGCL, as well as other aspects of our structure, could deter takeover attempts and have an adverse impact on the price of our common stock.

Our certificate of incorporation and bylaws, along with the DGCL, contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, our certificate of incorporation and bylaws:

•
provide that our Board is classified, which may delay the ability of our stockholders to change the membership of a majority of our Board;
•
do not provide for cumulative voting;
•
provide that vacancies on our Board, including newly created directorships, may be filled only by a majority vote of directors then in office;
•
provide that our directors may be removed only for cause, and only by a supermajority vote of the stockholders entitled to elect such directors;
•
provide that stockholders may only take action at an annual or special meeting of stockholders, and may not act by written consent;
•
restrict stockholders’ ability to call special meetings;
•
require a supermajority vote of stockholders to effect certain amendments to our certificate of incorporation and bylaws; and
•
require stockholders to provide advance notice of new business proposals and director nominations under specific procedures.

We have provisions comparable to those of Section 203 of the DGCL (other than with respect to GS Group Inc. and its affiliates and certain of its or their direct or indirect transferees and any group as to which such persons are a party). These provisions generally prohibit us from engaging in mergers, business combinations and certain other types of transactions with “interested stockholders” (generally defined as persons or entities that beneficially own 15% or more of our voting stock), other than the exempt parties as described above, for a period of three years following the date the person became an interested stockholder unless, prior to such stockholder becoming an interested stockholder, our Board has approved the “business combination” that would otherwise be restricted or the transaction that resulted in the interested stockholder becoming an interested stockholder or the subsequent transaction with the interested stockholder has been approved by our Board and 66 2/3% of our outstanding voting stock (other than voting stock owned by the interested stockholder). Such provisions may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for the common stock. In addition, certain aspects of our structure may have the effect of discouraging a third party from making an acquisition proposal for us.

We may not be able to pay distributions to holders of our common stock or preferred stock, our distributions to holders of our common stock or preferred stock may not grow over time, and a portion of our distributions to holders of our common stock or preferred stock may be a return of capital for U.S. federal income tax purposes.

We intend to pay monthly distributions to our stockholders out of assets legally available for distribution. We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to our stockholders will be limited. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our qualification for RIC tax treatment, compliance with applicable BDC regulations, compliance with covenants under our debt financing agreements, if any, and such other factors as our Board may deem relevant from time to time.

The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a stockholder’s adjusted tax basis in its Shares or shares of preferred stock and correspondingly increase such stockholder’s gain, or reduce such stockholder’s loss, on disposition of such shares. Distributions in excess of a stockholder’s adjusted tax basis in its Shares or shares of preferred stock will generally constitute capital gains to such stockholder.

For a period of time, which time period may be significant, we expect a portion of our distributions may be funded indirectly through the reimbursement of certain expenses by our Investment Adviser and its affiliates that are subject to conditional reimbursement by us within three years. Any such distributions funded through expense reimbursements are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Investment Adviser or its affiliates continues to advance such expenses. Our future reimbursement of amounts advanced by our Investment Adviser and its affiliates will reduce the distributions that you would otherwise receive in the future. Other than as set forth in this report, our Investment Adviser and its affiliates have no obligation to advance expenses.

Stockholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, stockholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to stockholders after the end of each calendar year and should not assume that the source of any distribution is our net ordinary income or capital gains.

The tax treatment of a non-U.S. stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction and may vary considerably from jurisdiction to jurisdiction.

Depending on (i) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (ii) how we, the investments and/or any other investment vehicles through which we directly or indirectly invest are treated in such jurisdiction, and (iii) the activities of any such entities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including (a) with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us, the investments and/or any other investment vehicles through which we directly or indirectly invest and/or of distributions from such entities and any uncertainties arising in that respect (such entities not being established under the laws of the relevant jurisdiction), (b) the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, (c) the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and (d) the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we have not yet received or will not receive in cash, such as accruals on a contingent payment debt instrument, accruals of interest income and/or OID on defaulted debt, or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Moreover, we generally will be required to take certain amounts into income no later than the time such amounts are reflected on our financial statements. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our qualification for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to our stockholders to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

Our stockholders may receive Shares or shares of preferred stock as distributions, which could result in adverse tax consequences to them.

In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a distribution in shares of our common stock or preferred stock instead of in cash. We are not subject to restrictions on the circumstances in which we may declare a portion of a distribution in shares of our stock but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow stockholders to elect payment in cash and/or shares of our stock of equivalent value. Under published IRS guidance, the entire distribution by a publicly offered RIC will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution is required to be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock) under a formula provided in the applicable IRS guidance. The number of shares of our stock distributed would thus depend on the applicable percentage limitation on cash available for distribution, the stockholders’ individual elections to receive cash or stock, and the value of the shares of our stock. Each stockholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a Non-U.S. stockholder) on the date the distribution is received in an amount equal to the cash that such stockholder would have received if the entire distribution had been paid in cash, even if the stockholder received all or most of the distribution in shares of our common stock or preferred stock. We currently do not intend to pay distributions in shares of our common stock or preferred stock, but we can offer no assurance that we will not do so in the future.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

We expect to be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of shares of our common stock being held by at least 500 persons at all times during a taxable year. However, we cannot assure stockholders that we will be treated as a publicly offered regulated investment company for all years. In particular, we may not be treated as a publicly offered regulated investment company for our first taxable year. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions of a U.S. stockholder that is an individual, trust or estate are disallowed for tax years beginning before January 1, 2026 and thereafter generally are (i) deductible by such U.S. stockholders only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, (ii) not deductible for purposes of the alternative minimum tax and (iii) subject to the overall limitation on itemized deductions under the Code.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on distributions we pay.

Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States will generally be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent paid out of our current or accumulated earnings and profits.

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DIVIDEND INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S. SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF OUR COMMON STOCK OR PREFERRED STOCK HELD THROUGH AN INTERMEDIARY, THE

INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM CAPITAL GAIN.

The Board has the discretion to not repurchase Shares, to suspend the share repurchase program and to cease repurchases.

Our Board may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your Shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our certificate of incorporation or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of repurchases may be disadvantageous.

In the event a stockholder chooses to participate in our share repurchase program, the stockholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a stockholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a stockholder seeks to sell Shares to us as part of our periodic share repurchase program, the stockholder will be required to do so without knowledge of what the repurchase price of our Shares will be on the repurchase date.

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.
•
Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.
•
For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the Investment Company Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

In addition, investments in PIK and OID instruments may provide certain benefits to the Investment Adviser, including increasing Management Fees and Incentive Fees prior to the receipt of cash with respect to accrued interest payments.

Holders of any preferred stock we might issue would have the right to elect members of the Board of Directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the Board of Directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the Investment Company Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, we can offer no assurance that such actions could be effected in time to meet the tax requirements.

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with U.S. generally accepted accounting principles (“GAAP”) and tax rules, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC. We will be subject to a 4% nondeductible federal excise tax on certain undistributed income for a calendar year unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains). Finally, if more stockholders opt to receive cash distributions rather than participate in our DRIP, we may be forced to liquidate some of our investments and raise cash in order to make cash distribution payments.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber Risk Management and Strategy

As a part of the overall risk management system for the Company, processes are in place to assess, identify and manage material risks from cybersecurity threats. The Investment Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity policy that applies to the Company and its operations. With respect to cybersecurity, the Company and the Investment Adviser rely on the systems of Goldman Sachs, its third-party service providers and the Company’s service providers.

Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within its Engineering organization, and overseen by its chief information security officer. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.

Goldman Sachs’ process for managing cybersecurity risk includes the critical components of its risk management framework, as well as the following:

•
Training and education, to enable Goldman Sachs employees to recognize information and cybersecurity concerns and respond accordingly;
•
Identity and access management, including entitlement management and production access;
•
Application and software security, including software change management, open source software, and backup and restoration;
•
Infrastructure security, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems;
•
Mobile security, including mobile applications;
•
Data security, including cryptography and encryption, database security, data erasure and media disposal;
•
Cloud computing, including governance and security of cloud applications, and software-as-a-service data;
•
Onboarding;
•
Technology operations, including change management, incident management, capacity and resilience; and
•
Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency on vendor assessments.

In conjunction with third-party vendors and consultants, Goldman Sachs performs risk assessments to gauge the performance of the Cybersecurity Program, to estimate its risk profile and to assess compliance with relevant regulatory requirements. Goldman Sachs performs periodic assessments of control efficacy through its internal risk and control self-assessment process, as well as a variety of external technical assessments, including external penetration tests and “red team” engagements where third parties test its defenses. The results of these risk assessments, together with control performance findings, are used to establish priorities, allocate resources, and identify and improve controls. Goldman Sachs uses third parties, such as outside forensics firms, to augment its cyber incident response capabilities. Goldman Sachs and its third-party service providers have a vendor management program that documents a risk-based framework for managing third-party vendor relationships (including those of the Company). Information security risk management is built into our vendor management process, which covers vendor selection, onboarding, performance monitoring and risk management.

Cyber Risk Governance

The Board provides strategic oversight on cybersecurity matters generally, including oversight of material risks associated with cybersecurity threats. The Board receives periodic reports and updates from Goldman Sachs which generally include the overall state of the Cybersecurity Program, the current cybersecurity threat landscape, material risks from cybersecurity threats, cybersecurity incidents, risk management policies and/or risk assessment initiatives.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are evaluated. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurance that we have not had occurrences of undetected cybersecurity incidents. During the reporting period, the Company did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

ITEM 2. PROPERTIES.

We maintain our principal executive office at 200 West Street, New York, New York 10282. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for the common stock, and we do not expect one to develop in the future.

Stockholders

Prior to the Initial Issuance Date, the Initial Member, an affiliate of our Investment Adviser, was the sole owner of our membership interests, which were acquired for an initial capital contribution of one thousand dollars. We cancelled the Initial Member’s interest in us on the Initial Issuance Date. Concurrent with the cancellation, investors (other than the Initial Member) made their initial capital contribution to purchase Shares of our common stock.

As of March 5, 2024, there were approximately 3,066 holders of record of our common stock. Holders of record exclude March 1, 2024 subscriptions since the issuance price for such shares has not been finalized at this time.

Sales of Unregistered Securities

The following table summarizes the total shares issued and proceeds received related to subscriptions:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2023
Class I Common Stock
April 6, 2023	10,081,173	$252.03
May 1, 2023	3,019,897	75.89
June 1, 2023	5,708,842	143.58
July 1, 2023	7,434,246	187.49
August 1, 2023	9,176,536	231.53
September 1, 2023	7,062,817	177.98
October 1, 2023	5,449,648	137.49
November 1, 2023	6,652,004	167.30
December 1, 2023	7,592,831	191.11
Total	62,177,994	$1,564.40
Series A Cumulative Preferred Stock (1)
April 6, 2023	515	$0.52
Total	515	$0.52
(1)
All of the issued and outstanding shares of Series A Cumulative Preferred Stock were redeemed on September 28, 2023.

Each of the above issuances and sales of Shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D or Regulation S under the Securities Act, as applicable. Each purchaser of Shares was required to represent that it (i) is either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of stock sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the common stock for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Distributions

We intend to elect to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2023. We intend to continue to pay monthly distributions to our stockholders out of assets legally available for distribution. Future monthly distributions, if any, will be determined by our Board of Directors. All future distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such distributions in future periods.

Please refer to “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 Significant Accounting Policies—Distributions” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains. See also “Item 1A. Risk Factors—Our Securities—We may not be able to pay distributions to holders of our common stock or preferred stock, distributions to holders of our common stock or preferred stock may not grow over time and a portion of our distributions to holders of our common stock or preferred stock may be a return of capital for U.S. federal income tax purposes.”

Unless our stockholders elect to receive their distributions in cash, we intend to make such distributions in additional shares of our common stock under our DRIP. See “Item 1. Business—Distribution Reinvestment Plan.”

The following table summarizes the distributions declared on our common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Year Ended December 31, 2023
April 26, 2023	April 28, 2023	May 30, 2023	$0.17	26,481
May 3, 2023	May 31, 2023	June 28, 2023	$0.21	40,267
May 3, 2023	June 30, 2023	July 28, 2023	$0.21	62,222
May 3, 2023	July 31, 2023	August 29, 2023	$0.21	93,814
August 2, 2023	August 31, 2023	September 28, 2023	$0.21	141,357
August 2, 2023	September 29, 2023	October 30, 2023	$0.21	174,596
August 2, 2023	October 31, 2023	November 29, 2023	$0.21	194,766
November 1, 2023	November 30, 2023	December 28, 2023	$0.21	228,739
November 1, 2023	December 29, 2023	January 30, 2024	$0.21	248,712

Issuer Purchases of Equity Securities

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of the Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of us and the best interest of our stockholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act, and the Investment Company Act. All Shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares pursuant to tender offers using a purchase price equal to the NAV per share using a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Shares repurchased (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date and does not include shares received under our DRIP. The Early Repurchase Deduction may be waived by us in the case of repurchase requests arising from the death, divorce, or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining stockholders.

During the three months and year ended December 31, 2023, we did not repurchase any of our Shares.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Private Credit Corp., Goldman Sachs Private Credit Corp., together with its consolidated subsidiary, or, for the periods prior to our conversion from a Delaware limited liability company to a Delaware corporation, Goldman Sachs Private Credit Fund LLC, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to GS Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through December 31, 2023, we have originated approximately $2.04 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. Our investment strategy is consistent with that of the broader Goldman Sachs Asset Management Private Credit platform, with a focus on capital preservation and capital appreciation, and includes:

•
Leveraging Goldman Sachs Asset Management Private Credit’s position within Goldman Sachs;
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

We generally lead the origination of our investments as the primary lender, and we may participate in club deals (which are generally investments made by a small group of firms). Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For additional information, see “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief.” In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

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

We employ leverage as market conditions permit and at the discretion of the Investment Adviser, but we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. We intend to use leverage in the form of borrowings, including loans from financial institutions as well as the issuance of debt securities. We may also use leverage in the form of preferred shares. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. We would expect any such leverage, if incurred, to increase the total capital available for investment by us.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

Replacement of Interbank Offered Rates (IBORs) Including the London Interbank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since our inception, substantially all our investments have generally been indexed to SOFR. As of December 31, 2023, we have facilitated an orderly transition of substantially all of our investments and our Revolving Credit Facilities (as defined below) to SOFR or to alternative risk-free reference rates. Any remaining USD LIBOR based investments will have transitioned subsequent to December 31, 2023 or have fallback provisions that will be utilized.

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

With respect to the expenses of the private offering of Shares, the Investment Adviser has agreed to advance all of our organization, offering and other operating expenses on our behalf through the date on which we broke escrow for the private offering of the Shares. Pursuant to the expense support and conditional reimbursement agreement, dated as of March 20, 2023 (the “Expense Support and Conditional Reimbursement Agreement”) with the Investment Adviser, the Investment Adviser may elect to pay certain of our expenses on our behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or stockholder servicing fees of the Company. We may reimburse the Investment Adviser for such advanced expenses only if certain conditions are met. See “Item 1. Business—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Investment Adviser and its affiliates.

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

Our leverage may take the form of revolving or term loans from financial institutions, such as the Truist Revolving Credit Facility (as defined below) and the BNPP Revolving Credit Facility (as defined below, and together with the Truist Revolving Credit Facility, the "Revolving Credit Facilities"), secured or unsecured bonds, securitization of portions of our investment portfolio, or preferred shares. The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage.” In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors.”

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2023
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,596.14	$1,601.42
First Lien/Last-Out Unitranche	166.48	166.68
Second Lien/Senior Secured Debt	20.02	20.02
Total investments	$1,782.64	$1,788.12

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	December 31, 2023
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.0%	11.9%
First Lien/Last-Out Unitranche(2)(3)	12.3%	12.2%
Second Lien/Senior Secured Debt(2)	14.6%	14.6%
Total Portfolio	12.0%	12.0%

(1)
The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value. This calculation excludes investments that are unsettled as of period-end as the interest rate associated with the investment is not known prior to the settlement date.
(3)
The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

The weighted average yield of our Liquid Investments as of December 31, 2023 was 9.4% and 9.2% at amortized cost and fair value.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2023
Number of portfolio companies in which we have Private Credit Investments	45
Number of Liquid Investments	124
Percentage of performing debt bearing a floating rate(1)		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%
Weighted average loan-to-value (“LTV”) (3)		40.0%
Weighted average leverage (net debt/EBITDA)(4)	5.5	x
Weighted average interest coverage(4)	1.6	x
Median EBITDA(4)	$106.60 million

(1)
Measured on a fair value basis. This excludes investments, if any, placed on non-accrual.
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

As of December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 26.9% of total Private Credit Investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total
	(in millions)
Grade 1	$—	—%
Grade 2	1,766.57	98.8
Grade 3	—	—
Grade 4	21.55	1.2
Total Investments	$1,788.12	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2023
	Amortized Cost	Percentage of Total
	(in millions)
Performing	$1,755.74	98.5%
Non-accrual	26.90	1.5
Total Investments	$1,782.64	100.0%

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

The following table shows our investment activity by investment type of our Private Credit Investments(1):

For the Year Ended December 31,
2023
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$1,760.51
First Lien/Last-Out Unitranche	257.73
Second Lien/Senior Secured Debt	24.55
Total	$2,042.79
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$6.25
Total	$6.25
Net increase in portfolio	$2,036.54
Number of new portfolio companies with new investment commitments	45
Total new investment commitment amount in new portfolio companies	$2,042.79
Average new investment commitment amount in new portfolio companies	$45.40
Weighted average remaining term for new investment commitments (in years)(2)	5.5
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	12.3%
Weighted average yield on new investment commitments(5)	12.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.8%
Weighted average yield on investments sold or repaid(7)	11.8%

(1)
New investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial closing. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid, excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
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

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the year ended December 31, 2023 was $135.01 million. The fair value of Liquid Investments (excluding investments in money market funds, if any) is $135.49 million, or 7.6% of our portfolio as of December 31, 2023.

We had no investment activity for the year ended December 31, 2022.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Year Ended December 31,	For the period from March 25, 2022 (inception) to December 31,
	2023	2022
	($ in millions)
Total investment income	$83.55	$—
Net expenses	(19.71)	—
Net investment income	$63.84	$—
Net realized gain (loss) on investments	(0.73)	—
Net realized gain on warehouse transaction	2.62
Net unrealized appreciation (depreciation) on investments	5.48	—
Net realized and unrealized gain (losses) on translations and transactions	(3.43)	—
Net realized and unrealized gains	$3.94	$—
Net increase in net assets from operations	$67.78	$—

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Year Ended December 31,	For the period from March 25, 2022 (inception) to December 31,
	2023	2022
	($ in millions)
Interest income	$78.09	$—
Dividend income	4.16	—
Other income	1.30	—
Total investment income	$83.55	$—

Investment income for the year ended December 31, 2023 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Year Ended December 31,	For the period from March 25, 2022 (inception) to December 31,
	2023	2022
	($ in millions)
Interest and other debt expenses	$9.96	$—
Management fees	8.06	—
Incentive fees based on income	7.34	—
Incentive fees based on capital gains	0.49	—
Offering costs	1.66	—
Professional fees	1.52	—
Organization costs	0.52	0.73
Directors’ fees	0.33	0.21
Other general and administrative expenses	2.05	0.05
Total expenses	$31.93	$0.99
Fee waivers	(6.81)	—
Expense support	(6.92)	(0.99)
Reimbursable expenses previously borne by Investment Adviser	1.51	—
Net Expenses	$19.71	$—

In the table above:

•
Interest and other debt expenses for the year ended December 31, 2023 was $9.96 million due to our entry into the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility.
•
For the year ended December 31, 2023, Management Fees amounted to $8.06 million and the Investment Adviser waived $3.72 million.
•
For the year ended December 31, 2023, Incentive Fees based on income amounted to $7.34 million and the Investment Adviser waived $3.09 million.
•
For the year ended December 31, 2023, Incentive Fees based on capital gains amounted to $0.49 million, which was primarily driven by realized gains in connection with the Warehouse Transaction (as defined below) and unrealized appreciation on investments.
•
We have incurred expenses related to our formation, organization and continuous offering of our shares. For the year ended December 31, 2023, we accrued organization costs of $0.52 million, and amortized offering costs of $1.66 million.
•
Other general and administrative expenses increased from $0.05 million for the period from March 25, 2022 (inception) to December 31, 2022 to $2.05 million for the year ended December 31, 2023, which was primarily driven by the commencement of investment operations on April 6, 2023 and an increase in costs associated with servicing an investment portfolio.
•
The Investment Adviser agreed to advance all of the organization, offering and other operating expenses on our behalf through the Initial Issuance Date. For the year ended December 31, 2023, the Investment Adviser agreed to advance $0.52 million. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by the Company. For the year ended December 31, 2023 those expenses amounted to $1.51 million. Additionally, for the year ended December 31, 2023, the Investment Adviser elected to pay $6.40 million of certain of our expenses on our behalf. For additional information, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

For the year ended December 31, 2023, we had a realized gain of $2.62 million in connection with certain purchase agreements that we entered into with a party unaffiliated with the Investment Adviser (the “Warehouse Transaction”). For additional information on the Warehouse Transaction, see Note 12 "Warehouse Transaction” in our consolidated financial statements.

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

For the Year Ended December 31,
2023
(in millions)
Ahead DB Holdings, LLC	$0.04
Albaugh, LLC	(0.11)
Other, net	(0.66)
Net realized gain (loss)	$(0.73)

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31,
2023
($ in millions)
Unrealized appreciation	$12.38
Unrealized depreciation	(6.90)
Net change in unrealized appreciation (depreciation) on investments	$5.48

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31,
2023
($ in millions)
Portfolio Company:
Other, net(1)	$5.14
Recochem, Inc	1.87
Trader Corporation	1.52
Heartland Dental, LLC	1.49
Renaissance Holding Corp.	1.03
Computer Services, Inc.	0.88
Blast Bidco Inc. (dba Bazooka Candy Brands)	(0.06)
Rubrik, Inc.	(0.06)
Harrington Industrial Plastics, LLC	(0.14)
iCIMS, Inc.	(0.85)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(5.34)
Total	$5.48
(1)
For the year ended December 31, 2023, Other, net includes gross unrealized appreciation of $5.59 million and gross unrealized depreciation of $(0.45) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2023 was primarily driven by market volatility and tightening of credit spreads, partially offset by the financial underperformance of LCG Vardiman Black, LLC (dba Specialty Dental Brands).

There were no realized gains (losses) or unrealized appreciation (depreciation) for the period from March 25, 2022 (inception) to December 31, 2022.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary use of funds is for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 741%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

The following table summarizes the securities issued and proceeds related to such issuances:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2023
Class I Common Stock
April 6, 2023	10,081,173	$252.03
May 1, 2023	3,019,897	75.89
June 1, 2023	5,708,842	143.58
July 1, 2023	7,434,246	187.49
August 1, 2023	9,176,536	231.53
September 1, 2023	7,062,817	177.98
October 1, 2023	5,449,648	137.49
November 1, 2023	6,652,004	167.30
December 1, 2023	7,592,831	191.11
Total	62,177,994	$1,564.40
Series A Cumulative Preferred Stock (1)
April 6, 2023	515	$0.52
Total	515	$0.52
(1)
All of the issued and outstanding shares of Series A Cumulative Preferred Stock were redeemed on September 28, 2023.

Share Repurchase Program

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase in each quarter up to 5% of our common shares outstanding (by number of shares) as of the close of the previous calendar quarter. No share repurchases under the share repurchase program were made by the Company for the year ended December 31, 2023.

On August 3, 2023, we commenced a tender offer (the “August 2023 Tender Offer”), pursuant to which we offered to repurchase up to 943,833 Shares tendered prior to August 31, 2023. There were no repurchases of the Shares for the August 2023 Tender Offer.

On November 17, 2023, we commenced a tender offer (the “November 2023 Tender Offer”), pursuant to which we offered to repurchase up to 2,142,382 Shares tendered prior to December 15, 2023. There were no repurchases of the Shares for the November 2023 Tender Offer.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan (the “DRIP”), pursuant to which we reinvest all distributions declared by the Board on behalf of our stockholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our stockholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution or other distribution.

Contractual Obligations

We have entered into the Investment Management Agreement with Goldman Sachs Asset Management (in its capacity as the Investment Adviser) to provide us with investment advisory services and the Administration Agreement with State Street Bank and Trust Company (in its capacity as the administrator, the “Administrator”) to provide us with administrative services. Payments for investment advisory services under the Investment Management Agreement are described in “Item 1. Business—Investment Management Agreement.”

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

We entered into multiple purchase agreements (as amended, the “Purchase Agreements”) with Macquarie Bank Limited (the “Financing Provider”) and an affiliate of the Investment Adviser, pursuant to which we purchased certain investments (the “Portfolio Investments”) from the Financing Provider at the prices determined under the Purchase Agreements. See Note 12 “Warehouse Transaction” in our consolidated financial statements for additional information.

The following table shows our contractual obligations as of December 31, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$228.19	$—	$—	$228.19	$—
BNPP Revolving Credit Facility(2)	$20.00	$—	$20.00	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $123.00 million, in Canadian Dollars (“CAD”) of CAD 117.44 million and in Euro (“€”) of €15.00 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $20.00 million.

Truist Revolving Credit Facility

On April 6, 2023, we entered into a revolving credit facility (as amended, the “Truist Revolving Credit Facility”) with Truist Bank, as administrative agent, and the lenders and issuing banks party thereto.

The total commitments under the Truist Revolving Credit Facility are $1,180.00 million, of which $800.00 million is under a multicurrency sub-facility, $290.00 million is under a USD sub-facility and $90.00 million is under a term loan tranche. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,695.00 million. We amended the Truist Revolving Credit Facility on August 9, 2023 and November 17, 2023.

Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on April 6, 2028.

Borrowings thereunder denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings thereunder denominated in non-USD bear interest of the applicable term benchmark rate or daily simple risk-free rate plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in (i) Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively, and (ii) Canadian Dollars only, an additional 0.29547% credit adjustment spread or 0.32138% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, we may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

For further details, see Note 6 “Debt–Truist Revolving Credit Facility” to our consolidated financial statements included in this report.

BNPP Revolving Credit Facility

On September 28, 2023, GS Private Credit SPV Public I LLC (“SPV Public I”), a wholly owned subsidiary of the Company entered into a revolving credit facility (the “BNPP Revolving Credit Facility”) with BNP Paribas (“BNPP”), as administrative agent, State Street Bank and Trust Company, as collateral agent, us, as equityholder and investment advisor, and the lenders party thereto.

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

Series A Preferred Stock

On April 6, 2023, we issued and sold 515 shares of Series A Cumulative Preferred Stock, par value of $0.001 per share (the “Series A Preferred Stock”), at a price of $1,000 per share, resulting in gross proceeds of $0.52 million. We redeemed all of the issued and outstanding shares of Series A Preferred Stock on September 28, 2023.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

As of
December 31, 2023
(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$311.84
First Lien/Last-Out Unitranche	91.04
Second Lien/Senior Secured Debt	4.55
Total	$407.43

There were no off-balance sheet arrangement activities as of December 31, 2022.

Warehouse Transaction

We entered into the Warehouse Transaction whereby we agreed, subject to certain conditions, to purchase certain investments (the “Portfolio Investments”) from a party unaffiliated with the Investment Adviser. The Warehouse Transaction was designed to assist us in deploying capital upon receipt of subscriptions. On April 10, 2023, we purchased the Portfolio Investments. The Portfolio Investments primarily consisted of newly originated, privately negotiated senior secured term loans to middle market companies consistent with our investment strategy. For additional information, see Note 12 “Warehouse Transaction” in our consolidated financial statements. Although there can be no assurances, we may in the future enter into additional warehousing transactions from time to time, with third parties, subject to compliance with the Investment Company Act.

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

Rule 18f-4 under the Investment Company Act includes limitations on the ability of a BDC (or a RIC) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes.

RECENT DEVELOPMENTS

January, February and March Subscriptions

On January 1, 2024, we received $333.46 million of proceeds, relating to the issuance of 13,232,488 Shares.

On February 1, 2024, we received $154.29 million of proceeds, relating to the issuance of 6,122,455 Shares.

On March 1, 2024, we received $197.82 million of proceeds, relating to the issuance of Shares.

Issuer Purchases of Equity Securities

On February 16, 2024, we commenced a tender offer, pursuant to which we offered to repurchase up to 3,157,011 Shares tendered prior to March 15, 2024.

Distributions

On February 27, 2024, our Board of Directors declared monthly distributions from our taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
February 29, 2024	March 27, 2024
March 28, 2024	April 26, 2024
April 30, 2024	May 28, 2024

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2023, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility each bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2023 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure.

As of December 31, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$45.56	$(6.83)	$38.73
Up 200 basis points	30.37	(4.56)	25.81
Up 100 basis points	15.19	(2.27)	12.92
Up 75 basis points	11.39	(1.70)	9.69
Up 50 basis points	7.59	(1.14)	6.45
Up 25 basis points	3.80	(0.57)	3.23
Down 25 basis points	(3.80)	0.57	(3.23)
Down 50 basis points	(7.59)	1.14	(6.45)
Down 75 basis points	(11.39)	1.70	(9.69)
Down 100 basis points	(15.19)	2.27	(12.92)
Down 200 basis points	(30.37)	4.56	(25.81)
Down 300 basis points	(45.56)	6.83	(38.73)

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

Although the current outlook is uncertain, heightened inflation may persist in the near to medium term, particularly in the United States, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures may affect our portfolio companies’ profit margins.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS PRIVATE CREDIT CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs Private Credit Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities as of December 31, 2023 and 2022, including the schedule of investments as of December 31, 2023, of Goldman Sachs Private Credit Corp. and its subsidiary (the “Company”), and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2023 and for the period from March 25, 2022 (inception) to December 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2023 and for the period from March 25, 2022 (inception) to December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the agent banks, portfolio company investees, brokers and transfer agent; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 5, 2024

We have served as the auditor of one or more investment companies in the Goldman Sachs business development companies group since 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,782,641 and $—)	$1,788,119	$—
Investments in affiliated money market fund (cost of $65,977 and $—)	65,977	—
Cash	19,325	1
Interest and dividends receivable	11,728	—
Deferred financing costs	10,270	—
Receivable for investments sold	8,882	—
Deferred offering costs	886	—
Receivable from investment adviser	350	—
Other assets	363	—
Total assets	$1,905,900	$1
Liabilities
Debt	$248,186	$—
Payable for investments purchased	41,073	—
Distribution payable	13,259	—
Interest and other debt expenses payable	1,704	—
Management fees payable	3,076	—
Incentive fees based on income payable	4,254	—
Incentive fees based on capital gains payable	492	—
Accrued expenses and other liabilities	3,019	—
Total liabilities	$315,063	$—
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and 0 shares issued and outstanding as of December 31, 2022)	$—	$—
Common stock, par value $0.001 per share (1,000,000,000 shares authorized, 63,140,236 common shares issued and outstanding as of December 31, 2023). Common units (40 units issued and outstanding as of December 31, 2022)	63	1
Paid-in capital in excess of par	1,588,575	—
Distributable earnings (loss)	2,199	—
Total net assets	$1,590,837	$1
Total liabilities and net assets	$1,905,900	$1
Net asset value per common share and common unit as of December 31, 2023 and December 31, 2022	$25.20	$25.00

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,	For the period from March 25, 2022 (inception) to December 31,
	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$78,093	$—
Other income	1,299	—
From non-controlled affiliated investments:
Dividend income	4,156	—
Total investment income	$83,548	$—
Expenses:
Interest and other debt expenses	$9,957	$—
Management fees	8,062	—
Incentive fees based on income	7,340	—
Incentive fees based on capital gains	492	—
Offering costs	1,655	—
Professional fees	1,516	—
Organization costs	519	725
Directors’ fees	330	213
Other general and administrative expenses	2,063	47
Total expenses	$31,934	$985
Fee waivers	(6,812)	—
Expense support	(6,927)	(985)
Reimbursable expenses previously borne by Investment Adviser	1,512	—
Net expenses	$19,707	$—
Net investment income	$63,841	$—
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(728)	$—
Foreign currency transactions	82	—
Warehouse transaction	2,617	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	5,478	—
Non-controlled affiliated investments	—	—
Foreign currency translations	(3,513)	—
Net realized and unrealized gains	$3,936	$—
Net increase in net assets from operations	$67,777	$—
Weighted average common shares and common units outstanding	35,380,606	40
Basic and diluted net investment income per share	$1.80	$—
Basic and diluted earnings (loss) per share	$1.92	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

	For the Year Ended December 31,	For the period from March 25, 2022 (inception) to December 31,
	2023	2022

Net assets at beginning of period	$1	$—
Increase (decrease) in net assets from operations:
Net investment income	$63,841	$—
Net realized gain (loss)	1,971	—
Net change in unrealized appreciation (depreciation)	1,965	—
Net increase in net assets from operations	$67,777	$—
Distributions to stockholders from:
Distributable earnings to common stockholders	$(65,548)	$—
Distributable earnings to preferred stockholders	(30)	—
Total distributions to stockholders	$(65,578)	$—
Capital transactions:
Issuance of common shares and common units	$1,564,400	$1
Issuance of preferred shares	515	—
Redemption of preferred shares	(515)	—
Reinvestment of common stockholder distributions	24,237	—
Net increase in net assets from capital transactions	$1,588,637	$1
Total increase in net assets	$1,590,836	$1
Net assets at end of period	$1,590,837	$1
Distributions per common share	$1.85	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

	For the Year Ended December 31,	For the period from March 25, 2022 (inception) to December 31,
	2023	2022

Cash flows from operating activities:
Net increase in net assets from operations:	$67,777	$—
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(1,962,063)	—
Payment-in-kind interest capitalized	(660)	—
Investments in affiliated money market fund, net	(65,977)	—
Proceeds from sales of investments and principal repayments	181,774	—
Net realized (gain) loss on investments	728	—
Net change in unrealized (appreciation) depreciation on investments	(5,478)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	(60)	—
Amortization of premium and accretion of discount, net	(2,420)	—
Amortization of deferred financing costs	1,155	—
Amortization of deferred offering costs	1,655	—
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(8,882)	—
(Increase) decrease in interest and dividends receivable	(11,728)	—
(Increase) decrease in receivable from investment adviser	(350)	—
(Increase) decrease in other assets	(363)	—
Increase (decrease) in interest and other debt expenses payable	1,122	—
Increase (decrease) in management fees payable	3,076	—
Increase (decrease) in incentive fees based on income payable	4,254	—
Increase (decrease) in incentive fees based on capital gains payable	492	—
Increase (decrease) in payable for investments purchased	41,073	—
Increase (decrease) in accrued expenses and other liabilities	2,633	—
Net cash provided by (used for) operating activities	$(1,752,242)	$—
Cash flows from financing activities:
Proceeds from issuance of common shares	$1,564,400	$1
Proceeds from issuance of preferred shares	515	—
Redemption of preferred shares	(515)	—
Offering costs paid	(2,155)	—
Common stock distributions paid	(28,052)	—
Preferred stock distributions paid	(30)	—
Financing costs paid	(10,843)	—
Borrowings on debt	792,200	—
Repayments of debt	(544,014)	—
Net cash provided by (used for) financing activities	$1,771,506	$1
Net increase (decrease) in cash	$19,264	$1
Effect of foreign exchange rate changes on cash and cash equivalents	60	—
Cash, beginning of period	1	—
Cash, end of period	$19,325	$1
Supplemental and non-cash activities
Interest expense paid	$6,382	$—
Accrued but unpaid distributions	$13,259	$—
Reinvestment of common stockholder distributions	$24,237	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except share and per share amounts)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Debt Investments - 112.40%
Canada - 7.56%
1st Lien/Senior Secured Debt - 7.56%
Trader Corporation	Automobiles	12.19%	C + 6.75%	12/21/29	CAD 61,647	$44,590	$46,059	(6) (7)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD 4,658	(89)	(35)	(6) (7) (8)
Recochem, Inc	Chemicals	11.14%	C + 5.75%	11/01/30	$12,861	12,608	12,604	(6) (9)
Recochem, Inc	Chemicals	11.58%	C + 5.75%	11/01/30	CAD 58,185	41,146	43,033	(6) (9)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD 14,168	(100)	(107)	(6) (8) (9)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD 9,446	(133)	(143)	(6) (8) (9)
iWave Information Systems, Inc.	Software	12.25%	S + 6.75%	11/23/28	19,413	18,974	18,927	(6) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	2,391	(52)	(60)	(6) (7) (8)
Total 1st Lien/Senior Secured Debt						116,944	120,278
Total Canada						$116,944	$120,278
United States - 104.84%
1st Lien/Senior Secured Debt - 93.10%
ADS Tactical, Inc.	Aerospace & Defense	11.22%	S + 5.75%	03/19/26	$1,802	$1,785	$1,778
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.10%	S + 6.75%	01/09/30	35,390	34,421	34,683	(7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28	3,689	(94)	(74)	(7) (8)
Autokiniton US Holdings, Inc.	Automobile Components	9.97%	S + 4.50%	04/06/28	816	813	819
BBB Industries LLC	Automobile Components	10.71%	S + 5.25%	07/25/29	396	378	373
Clarios Global LP	Automobile Components	9.11%	S + 3.75%	05/06/30	374	374	375
DexKo Global Inc.	Automobile Components	9.36%	S + 3.75%	10/04/28	1,841	1,812	1,827
First Brands Group, LLC	Automobile Components	10.88%	S + 5.00%	03/30/27	1,792	1,769	1,774
Truck Hero, Inc.	Automobile Components	8.97%	S + 3.50%	01/31/28	248	238	244
Chamberlain Group Inc	Building Products	8.71%	S + 3.25%	11/03/28	1,466	1,445	1,461
Cornerstone Building Brands, Inc.	Building Products	8.71%	S + 3.25%	04/12/28	693	681	692
Icebox Holdco III, Inc.	Building Products		S + 3.50%	12/22/28	1,866	1,842	1,850	(10)
Oscar AcquisitionCo, LLC	Building Products	9.95%	S + 4.50%	04/29/29	694	690	686
Potters Industries, LLC	Building Products	9.45%	S + 4.00%	12/14/27	990	993	992
Quikrete Holdings, Inc.	Building Products		S + 2.75%	03/19/29	3,581	3,591	3,590	(10)
Standard Industries, Inc.	Building Products		S + 2.25%	09/22/28	4,186	4,193	4,192	(10)
Vector WP Holdco, Inc.	Building Products	10.47%	S + 5.00%	10/12/28	221	219	219
Albaugh, LLC	Chemicals	9.13%	S + 3.75%	04/06/29	1,343	1,328	1,290
Ascend Performance Materials Operations, LLC	Chemicals	10.32%	S + 4.75%	08/27/26	1,112	1,089	1,067
Cyanco Intermediate 2 Corp.	Chemicals	10.11%	S + 4.75%	07/10/28	998	986	999
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	9,068	(177)	(181)	(8) (9)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.12%	S + 5.75%	11/15/30	54,409	53,334	53,321	(9)
Illuminate Buyer, LLC	Chemicals		S + 3.50%	06/30/27	2,984	2,988	2,986	(10)
INEOS Enterprises Holdings US Finco, LLC	Chemicals		S + 3.75%	07/08/30	4,189	4,185	4,184	(10)
INEOS Styrolution US Holding LLC	Chemicals		S + 2.75%	01/29/26	2,901	2,905	2,900	(10)
Innophos, Inc.	Chemicals		S + 3.25%	02/05/27	1,793	1,764	1,757	(10)
LSF11 A5 Holdco, LLC	Chemicals		S + 3.50%	10/15/28	1,841	1,822	1,843	(10)
AlixPartners, LLP	Commercial Services & Supplies	8.22%	S + 2.75%	02/04/28	990	988	991
Allied Universal Holdco LLC	Commercial Services & Supplies	9.21%	S + 3.75%	05/12/28	817	791	813
Ankura Consulting Group, LLC	Commercial Services & Supplies		S + 4.50%	03/17/28	183	178	182	(10)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	83,784	—	—	(8) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/27	10,811	—	—	(8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	$5,405	$—	$—	(8) (9)
Conservice Midco, LLC	Commercial Services & Supplies	9.71%	S + 4.25%	05/13/27	989	989	990
Fleet U.S. Bidco, Inc.	Commercial Services & Supplies	8.47%	L + 3.00%	10/07/26	989	991	989
Mavis Tire Express Services Corp.	Commercial Services & Supplies	9.47%	S + 4.00%	05/04/28	816	806	816
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29	10,421	10,173	10,212	(7) (9)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	1,567	(18)	(31)	(7) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29	1,045	289	293	(7) (8) (9)
Thevelia (US), LLC	Commercial Services & Supplies	9.50%	S + 4.00%	06/18/29	172	172	172
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.38%	S + 6.00%	10/31/29	21,622	21,145	21,135	(9)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29	3,378	(74)	(76)	(8) (9)
Vaco Holdings, LLC	Commercial Services & Supplies	10.43%	S + 5.00%	01/21/29	816	762	803
Verscend Holding Corp.	Commercial Services & Supplies	9.47%	S + 4.00%	08/27/25	816	817	817
Wand NewCo 3, Inc.	Commercial Services & Supplies	8.21%	S + 2.75%	02/05/26	345	343	346
Brown Group Holding, LLC	Construction & Engineering	9.13%	S + 3.75%	07/02/29	990	989	992
DG Investment Intermediate Holdings 2, Inc.	Construction & Engineering	9.22%	S + 3.75%	03/31/28	1,865	1,832	1,845
Energize HoldCo, LLC	Construction & Engineering		S + 3.75%	12/08/28	1,837	1,829	1,832	(10)
KKR Apple Bidco, LLC	Construction & Engineering	8.21%	S + 2.75%	09/22/28	816	807	815
Rockwood Service Corporation	Construction & Engineering	9.72%	S + 4.25%	01/23/27	989	993	991
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.35%	S + 6.00%	10/04/30	63,134	61,607	61,556	(9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	7,366	(177)	(184)	(8) (9)
IRB Holding Corp.	Consumer Staples Distribution & Retail		S + 3.00%	12/15/27	2,389	2,387	2,390	(10)
Canister International Group, Inc.	Containers & Packaging	10.21%	S + 4.75%	12/21/26	989	993	991
Charter NEX US, Inc.	Containers & Packaging	9.22%	S + 3.75%	12/01/27	620	616	622
Clydesdale Acquisition Holdings, Inc.	Containers & Packaging	9.63%	S + 4.18%	04/13/29	990	975	993
LABL, Inc.	Containers & Packaging	10.46%	S + 5.00%	10/29/28	149	148	142
Proampac PG Borrower LLC	Containers & Packaging	9.88%	S + 4.50%	09/15/28	174	174	174
Reynolds Group Holdings, Inc.	Containers & Packaging		S + 3.25%	09/24/28	3,606	3,613	3,613	(10)
TricorBraun Holdings, Inc.	Containers & Packaging	8.72%	S + 3.25%	03/03/28	74	72	73
American Builders & Contractors Supply Co., Inc.	Distributors	7.46%	S + 2.00%	01/15/27	1,459	1,457	1,462
BCPE Empire Holdings, Inc.	Distributors	10.11%	S + 4.75%	12/11/28	173	173	174
Dealer Tire Financial, LLC	Distributors	9.86%	S + 4.50%	12/14/27	495	496	496
DFS Holding Company, Inc.	Distributors	12.46%	S + 7.00%	01/31/29	40,248	39,150	39,644	(7)
DFS Holding Company, Inc.	Distributors	12.46%	S + 7.00%	01/31/29	8,441	2,795	2,823	(7) (8)
Fluid-Flow Products, Inc.	Distributors	9.22%	S + 3.75%	03/31/28	172	170	172
Windsor Holdings III, LLC	Distributors	9.84%	S + 4.50%	08/01/30	249	245	251
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.86%	S + 6.50%	11/01/28	45,233	44,008	44,780	(7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.96%	S + 6.50%	11/01/28	4,310	318	388	(7) (8)
Groundworks, LLC	Diversified Consumer Services	11.90%	S + 6.50%	03/14/30	9,663	9,409	9,470	(7)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/30	441	(23)	(9)	(7) (8)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/29	501	(13)	(10)	(7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Spotless Brands, LLC	Diversified Consumer Services	12.27%	S + 6.75%	07/25/28	$32,604	$31,727	$32,115	(7)
Spotless Brands, LLC	Diversified Consumer Services	12.25%	S + 6.75%	07/25/28	5,054	4,917	4,978	(7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	13.33%	S + 7.88% (Incl. 0.38% PIK)	08/14/28	15,217	14,715	14,913	(7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	2,612	(42)	(52)	(7) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	435	(14)	(9)	(7) (8) (9)
Calpine Corporation	Electric Utilities	7.47%	S + 2.00%	08/12/26	1,781	1,780	1,782
Arcis Golf LLC	Entertainment	9.22%	S + 3.75%	11/24/28	224	224	224
PCI Gaming Authority	Entertainment	7.97%	S + 2.50%	05/29/26	1,800	1,805	1,805
AllSpring Buyer, LLC	Financial Services		S + 3.25%	11/01/28	3,585	3,577	3,566	(10)
Citadel Securities LP	Financial Services	7.97%	S + 2.50%	07/29/30	1,460	1,454	1,462
Computer Services, Inc.	Financial Services	12.13%	S + 6.75%	11/15/29	49,625	48,250	49,129	(7)
Coretrust Purchasing Group LLC	Financial Services	12.11%	S + 6.75%	10/01/29	37,568	36,530	37,098	(7)
Coretrust Purchasing Group LLC	Financial Services		S + 6.75%	10/01/29	5,526	(148)	(69)	(7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 6.75%	10/01/29	5,526	(74)	(69)	(7) (8)
DRW Holdings, LLC	Financial Services	9.22%	S + 3.75%	03/01/28	1,850	1,841	1,845
Edelman Financial Center, LLC	Financial Services	8.97%	S + 3.50%	04/07/28	817	807	818
Franklin Square Holdings, L.P.	Financial Services	7.71%	S + 2.25%	08/01/25	1,459	1,461	1,464
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	2,052	(61)	(62)	(8) (9)
Fullsteam Operations LLC	Financial Services	13.78%	S + 8.25%	11/27/29	36,677	35,418	35,577	(9)
Fullsteam Operations LLC	Financial Services	13.78%	S + 8.25%	11/27/29	11,542	3,261	3,320	(8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	5,130	(76)	(77)	(8) (9)
NEXUS Buyer LLC	Financial Services		S + 4.50%	12/13/28	250	242	248	(10)
NFP Corp.	Financial Services	8.72%	S + 3.25%	02/16/27	173	172	174
Syncapay Inc	Financial Services	11.97%	S + 6.50%	12/10/27	366	365	366
Chobani, LLC	Food Products	8.97%	S + 3.50%	10/25/27	495	495	495
Froneri International Ltd.	Food Products	7.71%	S + 2.25%	01/29/27	816	810	817
Kenan Advantage Group, Inc.	Ground Transportation	9.22%	S + 3.75%	03/24/26	347	347	344
Medline Borrower, LP	Health Care Equipment & Supplies		S + 3.00%	10/23/28	2,981	2,969	2,993	(10)
Electron BidCo, Inc.	Health Care Providers & Services	8.47%	S + 3.00%	11/01/28	990	984	991
GHX Ultimate Parent Corporation	Health Care Providers & Services	10.12%	S + 4.75%	06/30/27	322	322	322
Heartland Dental, LLC	Health Care Providers & Services	10.36%	S + 5.00%	04/28/28	24,875	23,296	24,786	(9)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.45%	S + 6.75%	06/13/28	8,771	8,529	8,551	(7) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	5,876	(158)	(147)	(7) (8) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	979	(26)	(24)	(7) (8) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		S + 7.00%	03/18/27	27,993	26,895	21,554	(7) (11)
LifePoint Health, Inc.	Health Care Providers & Services	11.17%	S + 5.50%	11/16/28	324	307	323
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.93%	S + 6.50%	06/15/26	14,725	14,371	14,357	(7)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	12.04%	S + 6.50%	06/15/26	7,437	4,139	4,127	(7) (8)
Summit Behavioral Healthcare, LLC	Health Care Providers & Services	10.40%	S + 4.75%	11/24/28	523	519	521
AI Aqua Merger Sub, Inc.	Household Durables	9.09%	S + 3.75%	07/31/28	123	121	123

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Reynolds Consumer Products LLC	Household Durables	7.21%	S + 1.75%	02/04/27	$1,650	$1,650	$1,652
Acrisure, LLC	Insurance	9.15%	L + 3.50%	02/15/27	989	952	986
Alliant Holdings Intermediate, LLC	Insurance	8.96%	S + 3.50%	11/05/27	815	812	818
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	1,191	(18)	(18)	(8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	8,250	(80)	(82)	(8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.75%	S + 6.25%	04/15/27	8,250	8,170	8,168	(9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	1,487	1,472	1,472	(9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.64%	S + 6.25%	04/15/27	1,550	1,534	1,534	(9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	5,920	5,861	5,860	(9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	15,154	15,003	15,002	(9)
AssuredPartners, Inc.	Insurance	8.86%	S + 3.50%	02/12/27	990	981	991
Asurion LLC	Insurance	9.71%	S + 4.25%	08/19/28	173	174	173
HUB International Limited	Insurance	9.37%	S + 4.00%	11/10/29	818	819	820
OneDigital Borrower, LLC	Insurance	9.71%	S + 4.25%	11/16/27	396	392	395
Sedgwick Claims Management Services, Inc.	Insurance	9.11%	S + 3.75%	02/24/28	990	983	992
USI, Inc.	Insurance		S + 3.75%	11/22/29	495	495	495	(10)
Barracuda Networks, Inc.	IT Services	9.88%	S + 4.50%	08/15/29	818	796	796
CNT Holdings I Corp.	IT Services	8.93%	S + 3.50%	11/08/27	816	813	817
Getty Images, Inc.	IT Services	9.95%	S + 4.50%	02/19/26	1,180	1,183	1,184
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.38%	S + 6.00%	10/02/29	33,638	32,985	32,965	(9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	8,700	(83)	(87)	(8) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	6,960	(134)	(139)	(8) (9)
Ingram Micro, Inc.	IT Services		S + 3.00%	06/30/28	3,609	3,622	3,618	(10)
MH Sub I, LLC	IT Services	9.61%	S + 4.25%	05/03/28	74	71	73
Alterra Mountain Company	Leisure Products	8.97%	S + 3.50%	08/17/28	1,792	1,799	1,792
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28	3,212	(38)	(64)	(7) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28	1,606	(37)	(32)	(7) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	12.11%	S + 6.75%	07/18/28	24,990	24,392	24,490	(7) (9)
SRAM, LLC	Leisure Products		S + 2.75%	05/18/28	2,301	2,308	2,294	(10)
Brookfield WEC Holdings, Inc.	Machinery	8.22%	S + 2.75%	08/01/25	990	990	991
Crosby US Acquisition Corp.	Machinery	10.21%	S + 4.75%	06/26/26	173	173	173
Engineered Machinery Holdings, Inc.	Machinery	9.11%	S + 3.50%	05/19/28	74	72	73
Pro Mach Group, Inc.	Machinery	9.47%	S + 4.00%	08/31/28	173	174	174
SPX Flow, Inc.	Machinery		S + 4.50%	04/05/29	1,000	1,001	1,002	(10)
Recorded Books Inc. (dba RBMedia)	Media		S + 6.25%	08/31/28	6,278	(161)	(126)	(7) (8) (9)
Recorded Books Inc. (dba RBMedia)	Media	11.64%	S + 6.25%	09/03/30	77,575	75,519	76,024	(7) (9)
Virgin Media Bristol, LLC	Media		S + 3.25%	01/31/29	3,600	3,583	3,588	(10)
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels		S + 3.50%	05/17/29	808	807	808	(10)
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels		S + 3.75%	04/13/28	1,484	1,479	1,483	(10)
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	7.71%	S + 2.25%	11/01/26	1,164	1,160	1,167

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	7.86%	S + 2.50%	11/22/30	$617	$615	$619
CQP Holdco LP	Oil, Gas & Consumable Fuels	8.99%	S + 3.00%	06/05/28	900	900	901
M6 ETX Holdings II Midco, LLC	Oil, Gas & Consumable Fuels	9.96%	S + 4.50%	09/19/29	495	492	495
Medallion Midland Acquisition, LLC	Oil, Gas & Consumable Fuels	8.86%	S + 3.75%	10/18/28	620	619	622
Oryx Midstream Services Permian Basin, LLC	Oil, Gas & Consumable Fuels	8.71%	S + 3.25%	10/05/28	1,063	1,057	1,065
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	9.45%	S + 4.00%	05/10/30	396	398	395
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	9.95%	E + 6.00%	09/30/30	€14,611	14,995	15,646	(7) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	11.38%	S + 6.00%	09/30/30	23,483	22,796	22,779	(7) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	11.36%	S + 6.00%	09/30/30	3,669	195	142	(7) (8) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 6.00%	10/01/29	4,892	(141)	(147)	(7) (8) (9)
Covetrus, Inc.	Pharmaceuticals	10.35%	S + 5.00%	10/13/29	173	169	173
Gainwell Acquisition Corp.	Pharmaceuticals	9.45%	S + 4.00%	10/01/27	817	802	793
Amspec Parent, LLC	Professional Services	11.10%	S + 5.75%	12/05/30	42,288	41,239	41,231	(9)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/30	6,096	(75)	(76)	(8) (9)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/29	5,715	(141)	(143)	(8) (9)
iCIMS, Inc.	Professional Services	12.10%	S + 6.75%	08/18/28	3,067	465	413	(7) (8)
iCIMS, Inc.	Professional Services	12.62%	S + 7.25% (Incl. 3.88% PIK)	08/18/28	33,504	32,997	32,415	(7)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28	6,850	—	(223)	(7) (8)
iCIMS, Inc.	Professional Services	12.62%	S + 7.25%	08/18/28	6,000	5,906	5,910	(7)
Altar Bidco, Inc.	Semiconductors & Semiconductor Equipment	8.26%	S + 3.10%	02/01/29	495	488	494
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.85%	S + 6.50%	07/01/30	8,825	8,618	8,693	(7) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	07/01/30	2,037	(24)	(31)	(7) (8) (9)
ConnectWise, LLC	Software		S + 3.50%	09/29/28	1,841	1,822	1,835	(10)
Crewline Buyer, Inc. (dba New Relic)	Software	12.10%	S + 6.75%	11/08/30	59,188	57,729	57,709	(9)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	6,165	(151)	(154)	(8) (9)
First Advantage Holdings, LLC	Software	8.22%	S + 2.75%	01/31/27	1,000	1,000	1,001
Hyland Software, Inc.	Software	11.36%	S + 6.00%	09/19/30	95,475	94,084	94,043	(7) (9)
Hyland Software, Inc.	Software		S + 6.00%	09/19/29	4,525	(65)	(68)	(7) (8) (9)
iSolved Inc	Software	9.48%	S + 4.00%	10/14/30	482	480	482
NAVEX TopCo, Inc.	Software	11.11%	S + 5.75%	11/09/30	45,950	45,044	45,031	(9)
NAVEX TopCo, Inc.	Software		S + 5.75%	11/09/28	4,050	(79)	(81)	(8) (9)
Ncontracts, LLC	Software	11.80%	S + 6.50%	12/11/29	58,433	56,980	56,972	(9)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	5,394	(133)	(135)	(8) (9)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	5,394	(67)	(67)	(8) (9)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	1,650	513	513	(8) (9)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	22,000	21,508	21,505	(9)
Physician Partners LLC	Software	9.53%	S + 4.00%	12/26/28	817	773	771
Project Boost Purchaser, LLC	Software	8.97%	S + 3.50%	06/01/26	499	497	499
Quartz Acquireco, LLC	Software	8.86%	S + 3.50%	06/28/30	499	499	500
Renaissance Holding Corp.	Software	10.11%	S + 4.75%	04/05/30	22,444	21,470	22,497	(9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	$85,514	$84,709	$84,659	(7) (9)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	11,952	1,097	1,088	(7) (8) (9)
Singlewire Software, LLC	Software	11.35%	S + 6.00%	05/10/29	20,052	19,501	19,651	(7) (9)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29	3,226	(87)	(65)	(7) (8) (9)
Zelis Healthcare Corporation	Software	8.97%	S + 3.50%	09/30/26	495	496	495
Foundation Building Materials Holding Company, LLC	Specialty Retail	8.89%	S + 3.25%	01/31/28	990	975	986
Harbor Freight Tools USA, Inc.	Specialty Retail		S + 2.75%	10/19/27	974	962	972	(10)
Highline Aftermarket Acquisition, LLC	Specialty Retail	9.96%	S + 4.50%	11/09/27	248	244	248
Ahead DB Holdings, LLC	Technology Hardware & Equipment		S + 3.75%	10/18/27	1,837	1,767	1,826	(10)
McAfee, LLC	Technology Hardware & Equipment	9.19%	S + 3.75%	03/01/29	347	337	344
Peraton Corp.	Technology Hardware & Equipment	9.21%	S + 3.75%	02/01/28	1,805	1,789	1,807
Presidio Holdings Inc.	Technology Hardware & Equipment	8.98%	S + 3.50%	01/22/27	495	495	495
Virtusa Corporation	Technology Hardware & Equipment	9.21%	S + 3.75%	02/15/29	990	982	989
World Wide Technology Holding Co., LLC	Technology Hardware & Equipment		S + 3.25%	03/01/30	3,579	3,591	3,591	(10)
CCI Buyer, Inc.	Telecommunications	9.35%	S + 4.00%	12/17/27	544	535	542
Sorenson Communications, LLC	Telecommunications	10.97%	S + 5.50%	03/17/26	766	725	762
Fanatics Commerce Intermediate Holdco, LLC	Textiles, Apparel & Luxury Goods	8.72%	S + 3.25%	11/24/28	909	910	903
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.61%	S + 6.25%	09/29/27	43,965	43,548	43,525	(7) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	22,551	15,317	15,222	(8) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	66,149	64,537	64,495	(9)
Total 1st Lien/Senior Secured Debt						1,479,198	1,481,140
1st Lien/Last-Out Unitranche (12) - 10.48%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.61%	S + 6.25%	12/07/28	$46,916	$46,450	$46,447	(9)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services		S + 6.25%	12/07/28	28,084	(278)	(281)	(8) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	11.91%	S + 6.55%	12/06/28	68,000	49,598	49,593	(8) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.73%	S + 6.37%	12/22/28	14,349	14,205	14,205	(9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services		S + 6.37%	12/22/28	8,982	(89)	(90)	(8) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.46%	S + 7.00%	08/24/28	46,667	46,103	46,200	(7) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	28,333	(336)	(284)	(7) (8) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.71%	S + 4.25%	08/31/28	19,000	10,830	10,894	(7) (8) (9)
Total 1st Lien/Last-Out Unitranche						166,483	166,684
2nd Lien/Senior Secured Debt - 1.26%
AWP Group Holdings, Inc.	Commercial Services & Supplies		S + 8.75%	12/23/30	$4,545	$(43)	$(80)	(7) (8)
AWP Group Holdings, Inc.	Commercial Services & Supplies	14.11%	S + 8.75%	12/23/30	4,545	4,457	4,466	(7) (9)
AWP Group Holdings, Inc.	Commercial Services & Supplies	14.20%	S + 8.75%	12/23/30	15,909	15,602	15,631	(7)
Total 2nd Lien/Senior Secured Debt						20,016	20,017
Total United States						$1,665,697	$1,667,841
Total Debt Investments						$1,782,641	$1,788,119
Total Investments - 112.40%						$1,782,641	$1,788,119

Investment (1) (5)					Shares (4)	Cost	Fair Value	Footnotes
Investments in Affiliated Money Market Fund - 4.15%
Goldman Sachs Financial Square Government Fund - Institutional Shares					65,977,319	$65,977	$65,977	(13) (14)
Total Investments in Affiliated Money Market Fund						65,977	65,977
Total Investments and Investments in Affiliated Money Market Fund - 116.55%						$1,848,618	$1,854,096

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 “Investments.”
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2023, the rate for the 3 month L was 5.59% and 1 month L was 5.47%. As of December 31, 2023, the rate for 6 month S was 5.16%, 3 month S was 5.33%, 1 month S was 5.35%, 1 month E was 3.85%, 3 month C was 5.45% and 1 month C was 5.46%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), or Canadian dollar ("CAD").
(5)
Assets are pledged as collateral for the Revolving Credit Facilities (as defined below). See Note 6 “Debt”.
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, the aggregate fair value of these securities is $120,278 or 6.31% of the Company’s total assets.
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
(10)
Position or portion thereof unsettled as of December 31, 2023.
(11)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(12)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(13)
The annualized seven-day yield as of December 31, 2023 is 5.25%.
(14)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

PIK - Payment-In-Kind

The accompanying notes are an integral part of these consolidated financial statements.

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

Prior to the Initial Issuance Date, the Company held stockholders’ funds received in connection with the Offering in an escrow account subject to the satisfaction of certain conditions (the “Escrow Conditions”). On the Initial Issuance Date, the Escrow Conditions were satisfied and the Company broke escrow in connection with the initial closing of the private offering of the Shares.

GS & Co. will assist the Company in conducting the Offering pursuant to agreements between the Company and GS & Co.

The Company conducted an offering to accredited investors to purchase shares of the Company’s 12.0% Series A Cumulative Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), in reliance on Regulation D under the Securities Act. The holders of the Series A Preferred Stock were subject to certain dividend, voting, liquidation and other rights. On September 28, 2023, the Company redeemed all of the issued and outstanding shares of Series A Preferred Stock and filed a Certificate of Elimination on November 3, 2023 which eliminated, removed and cancelled the Certificate of Designation related to the Series A Preferred Stock.

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

For the Year Ended December 31,
2023
Accelerated amortization of upfront loan origination fees and unamortized discounts	$148

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2023, the Company had an investment held in one portfolio company on non-accrual status, which represented 1.5% and 1.2% of the total investments (excluding investments in money market fund, if any) at amortized cost and at fair value. As of December 31, 2022, the Company did not have any investments on non-accrual status.

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

Receivable/Payable From Investments Sold/Purchased

Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled as of the reporting date.

Money Market Funds

Investments in money market funds are valued at NAV per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2023 and December 31, 2022, the Company held an aggregate cash balance of $19,325 and $1. Foreign currency of $2,025 and $0 (acquisition cost of $1,965 and $0) is included in cash as of December 31, 2023 and December 31, 2022.

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

Common Stockholders

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

The Company has adopted a DRIP that provides for reinvestment of all cash distributions declared by the Board unless a stockholder elects to “opt out” of the plan. As a result, if the Board declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash distribution. Stockholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan. However, since the cash distributions of participants in the plan will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes.

Preferred Stockholders

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

Offering Costs

Offering costs consist primarily of fees incurred in connection with the Offering, including legal, printing and other costs, as well as costs associated with the preparation of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the Initial Issuance Date. The Investment Adviser agreed to advance all of the offering expenses on behalf of the Company through the Initial Issuance Date. Prior to the Company breaking escrow on the Initial Issuance Date, offering costs did not represent a liability of the Company since the obligation to reimburse the Investment Adviser was conditional on the Company breaking escrow in connection with the initial closing of the private offering of the Shares and the Investment Adviser requesting reimbursement of offering expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined and described below). After the Initial Issuance Date, the Company bears all such expenses.

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs, which were borne by the Investment Adviser on behalf of the Company through the Initial Issuance Date, were expensed as incurred. The reimbursement of organization expenses was conditional on the Company breaking escrow in connection with the initial closing of the private offering of the Shares and the Investment Adviser requesting reimbursement of organization expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement. After the Initial Issuance Date, the Company bears all such expenses.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the Chief Operating Decision Maker (“CODM”); and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, under a retrospective approach. The Company is assessing the impact of the new ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for annual periods beginning after December 15, 2024. The Company is assessing the impact of the new ASU on its consolidated financial statements.

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

For the year ended December 31, 2023, Management Fees amounted to $8,062 and the Investment Adviser waived $3,726. As of December 31, 2023, $3,076 remained payable.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.

i. Incentive Fee Based on Income

The portion based on the Company's income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company's net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses accrued for the quarter (including the Management Fee and any interest expense or fees on any credit facilities or outstanding debt and distributions paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution and/or stockholder servicing fees).

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

For the year ended December 31, 2023, Incentive Fees based on income amounted to $7,340 and the Investment Adviser waived $3,086. As of December 31, 2023, $4,254 remained payable.

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

For the year ended December 31, 2023, the Company accrued an Incentive Fee based on capital gains under GAAP of $492, which was not realized. As of December 31, 2023, $492 remained payable.

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

For the year ended December 31, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $744. As of December 31, 2023, $371 remained payable. For the period from March 25, 2022 (inception) to December 31, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $0.

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

For the year ended December 31, 2023, the Company incurred expenses for services provided by the Transfer Agent of $321. As of December 31, 2023, $168 remained payable. For the period from March 25, 2022 (inception) to December 31, 2022, the Company incurred expenses for services provided by the Transfer Agent of $0.

Affiliates

As of December 31, 2023, affiliates of the Investment Adviser owned 12.9% of the Shares. As of December 31, 2022, affiliates of the Investment Adviser owned 100% of the Company's common units.

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$1,920,665	$(1,854,688)	$—	$—	$65,977	$4,156
Total Non-Controlled Affiliates	$—	$1,920,665	$(1,854,688)	$—	$—	$65,977	$4,156

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2023 and December 31, 2022, there were $1,062 and $0, respectively, included within accrued expenses and other liabilities, and $582 and $0, respectively, included within interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments, and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

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

Placement Agent Agreement

The Company has entered into an agreement with GS & Co. (the “Placement Agent”), pursuant to which GS & Co. will assist the Company in conducting the Offering. GS & Co. has entered into or will enter into sub-placement agreements (together with the agreement with GS & Co., the “Placement Agent Agreements”) with various sub-placement agents to assist in conducting the Offering. Stockholder servicing and/or distribution fees will be payable to the Placement Agent. The Placement Agent may also be compensated by the Investment Adviser, in its discretion, for certain services, including promotional and marketing support, stockholders servicing, operational and recordkeeping, sub-accounting, networking or administrative services. These payments are made out of the Investment Adviser’s own resources and/or assets, including from the revenues or profits derived from the advisory fees the Investment Adviser receives from the Company.

Expense Support and Conditional Reimbursement Agreement

The Investment Adviser agreed to advance all of the organization, offering and other operating expenses on behalf of the Company through the Initial Issuance Date. For the year ended December 31, 2023 and for the period from March 25, 2022 (inception) to December 31, 2022, the Investment Adviser agreed to advance $527 and $985, respectively, which have been included within Expense support in the Consolidated Statements of Operations. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by the Company and have been included within Reimbursable expenses previously borne by Investment Adviser in the Consolidated Statements of Operations. For the year ended December 31, 2023, such amount was $1,512.

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

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the year ended December 31, 2023.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company broke escrow:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
April 30, 2023	$1,552	$—	$1,552
May 31, 2023	—	—	—
June 30, 2023	315	—	315
July 31, 2023	722	—	722
August 31, 2023	273	—	273
September 30, 2023	157	—	157
October 31, 2023	1,457	—	1,457
November 30, 2023	1,574	—	1,574
December 31, 2023	350	—	350
Total	$6,400	$—	$6,400

For the year ended December 31, 2023, Expense Payments were $6,400, respectively, and have been included within Expense support in the Consolidated Statements of Operations.

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

Directors’ fees were borne by the Investment Adviser on behalf of the Company through the Initial Issuance Date. The reimbursement of directors’ fees was conditional on the Company breaking escrow in connection with the initial closing of the private offering of the Shares and the Investment Adviser requesting reimbursement of organization expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement. After the Initial Issuance Date, the Company bears all such expenses.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2023
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,596,142	$1,601,418
1st Lien/Last-Out Unitranche	166,483	166,684
2nd Lien/Senior Secured Debt	20,016	20,017
Total investments	$1,782,641	$1,788,119

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2023
Industry	Fair Value		Net Assets
Software	24.4%		27.4%
Wireless Telecommunication Services	9.3		10.5
Financial Services	7.5		8.4
Chemicals	7.0		7.9
Diversified Consumer Services	6.0		6.7
Trading Companies & Distributors	4.5		5.0
Professional Services	4.4		5.0
Media	4.4		5.0
Health Care Providers & Services	4.2		4.7
Consumer Staples Distribution & Retail	3.6		4.0
Commercial Services & Supplies	3.3		3.7
Automobiles	2.6		2.9
Distributors	2.5		2.8
Textiles, Apparel & Luxury Goods	2.5		2.8
Pharmaceuticals	2.2		2.5
IT Services	2.2		2.5
Insurance	2.1		2.4
Aerospace & Defense	2.0		2.3
Leisure Products	1.6		1.8
Building Products	0.8		0.9
Technology Hardware & Equipment	0.5		0.6
Oil, Gas & Consumable Fuels	0.4		0.5
Containers & Packaging	0.4		0.4
Construction & Engineering	0.4		0.4
Automobile Components	0.3		0.3
Health Care Equipment & Supplies	0.2		0.2
Machinery	0.1		0.2
Specialty Retail	0.1		0.1
Entertainment	0.1		0.1
Electric Utilities	0.1		0.1
Household Durables	0.1		0.1
Food Products	0.1		0.1
Telecommunications	0.1		0.1
Semiconductors & Semiconductor Equipment	—	(1)	—	(1)
Ground Transportation	—	(1)	—	(1)
Total	100.0%		112.4%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2023
United States	93.3%
Canada	6.7
Total	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)	Valuation Techniques (2)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(3)	Weighted Average(4)
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$800,680	Discounted cash flows	Discount Rate	9.7% — 11.5%	10.3%
	21,554	Comparable multiples	EV/EBITDA(5)	—	10.0x
1st Lien/Last-Out Unitranche	56,810	Discounted cash flows	Discount Rate	8.9% — 10.7%	10.3%
2nd Lien/Senior Secured Debt	20,017	Discounted cash flows	Discount Rate	—	12.6%

(1)
As of December 31, 2023, included within the fair value of Level 3 assets of $1,605,348 is an amount of $706,287 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $877,507 or 54.7% of Level 3 bank loans, corporate debt, and other debt obligations.
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
(5)
Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

As noted above, the income approach was used in the determination of fair value of certain Level 3 assets as of December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.

As of December 31, 2022, the Purchase Agreements (as defined below) were categorized as Level 3 within the fair value hierarchy and had a fair value of $0. As of December 31, 2022, there were no unobservable inputs developed by the Investment Adviser for any Level 3 assets as all Level 3 assets were valued based on contractual terms of the Purchase Agreements. On April 10, 2023, the Warehouse Conditions (as defined below) were met and the Company acquired all of the Portfolio Investments (as defined below) from the Financing Provider (as defined below), resulting in a net realized gain of $2,617. See Note 12 “Warehouse Transaction”.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$182,771	$1,418,647	$1,601,418
1st Lien/Last-Out Unitranche	—	—	166,684	166,684
2nd Lien/Senior Secured Debt	—	—	20,017	20,017
Investments in Affiliated Money Market Fund	65,977	—	—	65,977
Total	$65,977	$182,771	$1,605,348	$1,854,096

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2023
1st Lien/Senior Secured Debt	$—	$1,426,846	$4	$2,276	$(12,508)	$2,029	$—	$—	$1,418,647	$2,276
1st Lien/Last-Out Unitranche	—	166,417	—	202	—	65	—	—	166,684	202
2nd Lien/Senior Secured Debt	—	20,000	—	1	—	16	—	—	20,017	1
Total assets	$—	$1,613,263	$4	$2,479	$(12,508)	$2,110	$—	$—	$1,605,348	$2,479

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

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2023, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

The Company did not hold any debt as of December 31, 2022.

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 741%.

The Company’s outstanding debt was as follows:

	December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(1)	$1,180,000	$951,720	$228,186
BNPP Revolving Credit Facility(2)	200,000	180,000	20,000
Total debt	$1,380,000	$1,131,720	$248,186

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,695,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $123,000, in CAD of CAD 117,435 and in Euro of €15,000.
(2)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $20,000.

The weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2023 were 7.34%. The weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2023 was $125,116.

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into the Truist Revolving Credit Facility with Truist Bank (“Truist”), as administrative agent (the “Administrative Agent”), the lenders and issuing banks party thereto. The Company amended the Truist Revolving Credit Facility on August 9, 2023 and November 17, 2023. The total commitments under the Truist Revolving Credit Facility are $1,180,000, of which $800,000 is under a multicurrency sub-facility, $290,000 is under a USD sub-facility and $90,000 is under a term loan tranche as of December 31, 2023. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,695,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on April 6, 2028.

Proceeds from the Truist Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay distributions).

Borrowings thereunder denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings thereunder denominated in non-USD bear interest of the applicable term benchmark rate or daily simple risk-free rate plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in (i) Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively, and (ii) Canadian Dollars only, an additional 0.29547% credit adjustment spread or 0.32138% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, the Company may elect either term SOFR or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company's wholly owned subsidiaries that are formed or acquired by the Company in the future.

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum stockholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of December 31, 2023, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $9,643 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of December 31, 2023, outstanding deferred financing costs were $8,642.

The below table presents the summary information of the Truist Revolving Credit Facility:

For the Year Ended December 31,
2023

Borrowing interest expense	$6,726
Facility fees	2,002
Amortization of financing costs	1,001
Total	$9,729
Weighted average interest rate *	7.34%
Average outstanding balance *	$123,857

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

Costs of $1,782 were incurred in connection with obtaining the BNPP Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BNPP Revolving Credit Facility using the straight-line method. As of December 31, 2023, outstanding deferred financing costs were $1,628.

The below table presents the summary information of the BNPP Revolving Credit Facility:

For the Year Ended December 31,
2023
Borrowing interest expense	$68
Facility fees	6
Amortization of financing costs	154
Total	$228
Weighted average interest rate *	7.25%
Average outstanding balance *	$3,579

* Weighted average interest rate and average outstanding debt balance was calculated beginning on September 28, 2023, the date on which the Company entered into the BNPP Revolving Credit Facility.
7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

Unfunded Commitment Balances (1)
December 31, 2023
1st Lien/Senior Secured Debt
Amspec Parent, LLC	$11,811
AQ Sunshine, Inc. (dba Relation Insurance)	9,441
Arrow Buyer, Inc. (dba Archer Technologies)	2,037
ASM Buyer, Inc.	97,568
Bamboo US BidCo LLC (aka Baxter)	8,309
Blast Bidco Inc. (dba Bazooka Candy Brands)	7,366
Circustrix Holdings, LLC (dba SkyZone)	4,818
Coretrust Purchasing Group LLC	11,052
Crewline Buyer, Inc. (dba New Relic)	6,166
CST Buyer Company (dba Intoxalock)	3,879
DFS Holding Company, Inc.	5,491
Formulations Parent Corporation (dba Chase Corp)	9,068
Frontgrade Technologies Holdings Inc.	3,689
Fullsteam Operations LLC	15,230
GPS Phoenix Buyer, Inc. (dba Guidepoint)	15,660
Groundworks, LLC	942
Harrington Industrial Plastics, LLC	6,765
Highfive Dental Holdco, LLC	6,855
Hyland Software, Inc.	4,525
iCIMS, Inc.	9,405
iWave Information Systems, Inc.	2,391
NAVEX TopCo, Inc.	4,050
Ncontracts, LLC	10,788
Onyx CenterSource, Inc.	1,100
Recochem, Inc	17,821
Recorded Books Inc. (dba RBMedia)	6,278
Rubrik, Inc.	10,744
Singlewire Software, LLC	3,226
Solaris (dba Urology Management Holdings, Inc.)	3,123
Superior Environmental Solutions	2,298
Trader Corporation	3,516
UP Acquisition Corp. (dba Unified Power)	3,378
VASA Fitness Buyer, Inc.	3,047
Total 1st Lien/Senior Secured Debt	$311,837
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$28,084
K2 Towers III, LLC	17,727
Skyway Towers Intermediate LLC	8,983
Thor FinanceCo LLC (dba Harmoni Towers)	28,333
Towerco IV Holdings, LLC	7,916
Total 1st Lien/Last-Out Unitranche	$91,043
2nd Lien/Senior Secured Debt
AWP Group Holdings, Inc.	$4,546
Total 2nd Lien/Senior Secured Debt	$4,546
Total	$407,426

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

The Investment Adviser agreed to bear all of the Company’s expenses through the Initial Issuance Date. The Company was obligated to reimburse the Investment Adviser for such advanced expenses upon breaking escrow in connection with the initial closing of the private offering of the Shares and the Investment Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement. The aggregate amount of organization costs, costs related to Directors’ and Officers’ Liability Insurance, and directors’ fees as of December 31, 2022 was $985, all of which had been borne by the Investment Adviser. The total offering expenses incurred as of December 31, 2022 was $1,059, all of which had been borne by the Investment Adviser.

8. NET ASSETS

The Company has the authority to issue up to 1,000,000,000 Shares, 1,000,000,000 shares of Class D common stock, par value $0.001 per share, 1,000,000,000 shares of Class S common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Year Ended December 31, 2023
April 6, 2023	10,081,173	$252,029
May 1, 2023	3,019,897	75,891
June 1, 2023	5,708,842	143,577
July 1, 2023	7,434,246	187,492
August 1, 2023	9,176,536	231,524
September 1, 2023	7,062,817	177,983
October 1, 2023	5,449,648	137,495
November 1, 2023	6,652,004	167,298
December 1, 2023	7,592,831	191,111
Total	62,177,994	$1,564,400

There were no Shares issued for the period from March 25, 2022 (inception) to December 31, 2022.

Distributions to Common Stockholders

The Company has adopted a distribution reinvestment plan (the “DRIP”) that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out” of the DRIP. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. If an investor participates in the DRIP, the cash distributions attributable to the class of shares that the investor purchased in our primary offering will be automatically invested in additional shares of the same class. The purchase price for shares purchased under the Company's DRIP will be equal to the most recent available NAV per share for such shares at the time the distribution is payable. The following table summarizes the distributions declared on the Shares and Shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Year Ended December 31, 2023
April 26, 2023	April 28, 2023	May 30, 2023	$0.17	26,481
May 3, 2023	May 31, 2023	June 28, 2023	$0.21	40,267
May 3, 2023	June 30, 2023	July 28, 2023	$0.21	62,222
May 3, 2023	July 31, 2023	August 29, 2023	$0.21	93,814
August 2, 2023	August 31, 2023	September 28, 2023	$0.21	141,357
August 2, 2023	September 29, 2023	October 30, 2023	$0.21	174,596
August 2, 2023	October 31, 2023	November 29, 2023	$0.21	194,766
November 1, 2023	November 30, 2023	December 28, 2023	$0.21	228,739
November 1, 2023	December 29, 2023	January 30, 2024	$0.21	248,712

Series A Preferred Stock

On April 6, 2023, the Company issued and sold 515 shares of the Series A Preferred Stock at a price of $1,000 per share, resulting in gross proceeds to the Company of $515. The Company redeemed all of the issued and outstanding shares of Series A Preferred Stock on September 28, 2023. Prior to the redemption, the Series A Preferred Stock was senior to all other classes and series of common stock and ranked on parity with any other class or series of preferred stock, whether such class or series would be created in the future. The Series A Preferred Stock was subject to redemption at any time by notice of such redemption on a date selected by the Company. The shares of the Series A Preferred Stock were entitled to a liquidation preference of $1,000 per share (the “Liquidation Value”), plus any accrued but unpaid distributions and any applicable redemption premium. Distributions on each share of the Series A Preferred Stock were payable semiannually on June 30 and December 31 of each year and accrued at a rate of 12.0% per annum on the Liquidation Value thereof plus all accumulated and unpaid distributions thereon. Holders of shares of the Series A Preferred Stock would not participate in any appreciation in the value of the Company.

Share Repurchase Program

Subject to the discretion of the Company’s Board of Directors, the Company intends to maintain a share repurchase program pursuant to which it intends to offer to repurchase, in each quarter, up to 5% of the Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Company’s Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act. All Shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, the Company expects to repurchase Shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Shares repurchased (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date and does not include shares received under the Company’s DRIP. The Early Repurchase Deduction may be waived by the Company in the case of repurchase requests arising from the death, divorce or qualified disability of the holders. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining stockholders. There were no repurchases of the Shares for the year ended December 31, 2023.

On August 3, 2023, the Company commenced a tender offer (the “August 2023 Tender Offer”), pursuant to which the Company offered to repurchase up to 943,833 Shares tendered prior to August 31, 2023. There were no repurchases of the Shares in connection with the August 2023 Tender Offer.

On November 17, 2023, the Company commenced a tender offer (the “November 2023 Tender Offer”), pursuant to which the Company offered to repurchase up to 2,142,382 Shares tendered prior to December 15, 2023. There were no repurchases of the Shares in connection with the November 2023 Tender Offer.

9. EARNINGS PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings per Share:

For the Year Ended December 31,
2023

Net increase in net assets from operations	$67,777
Weighted average shares outstanding	35,380,606
Basic and diluted earnings (loss) per share	$1.92

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented. There were no Shares outstanding for the period from March 25, 2022 (inception) to December 31, 2022.

10. TAX INFORMATION

The tax character of distributions was as follows:

For the Year Ended December 31, 2023
Distributions paid from:
Ordinary Income	$65,578
Total Taxable Distributions	$65,578

The components of Accumulated Earnings (Losses) on a tax basis were as follows:

December 31, 2023
Undistributed Ordinary Income - net	$1,310
Total Undistributed Earnings	$1,310
Capital Loss Carryforward
Perpetual Short-Term	$(584)
Timing Differences (Incentive Fees)	(492)
Unrealized Earnings (Losses)—net	1,965
Total Accumulated Earnings (Losses)—net	$2,199

The Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

December 31, 2023
Tax cost	$1,848,619
Gross unrealized appreciation	12,576
Gross unrealized depreciation	(10,611)
Net unrealized investment appreciation (depreciation)	$1,965

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to wash sales.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from differences in the tax treatment of underlying fund investments. For the year ended December 31, 2023, the Company reclassified $0 from total distributable earnings to paid-in capital in excess of par.

The following table reconciles net increase in net assets resulting from operations to taxable income:

December 31, 2023
Net increase in net assets resulting from operations	$67,777
Adjustments:
Net unrealized (gains)	(1,965)
Expenses not currently deductible	492
Taxable income net of capital loss carryforward	$66,304
Capital loss carryforward	584
Taxable income(1)	$66,888

(1)
Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

There were no Accumulated Earnings (Losses) as of December 31, 2022 or taxable income for the period from March 25, 2022 (inception) to December 31, 2022.

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Year Ended December 31,
	2023
Per Common Share Data:(1)
NAV, beginning of period	$25.00
Net investment income	1.80
Net realized and unrealized gains (losses)(2)	0.25
Net increase in net assets from operations(2)	$2.05
Distributions to common stockholders	(1.85)
Distributions to preferred stockholders	—	(3)
Total increase in net assets	$0.20
NAV, end of period	$25.20
Shares outstanding, end of period	63,140,236
Weighted average shares outstanding	35,380,606
Total return based on NAV(4)	8.47%
Supplemental Data/Ratio(5):
Net assets, end of period	$1,590,837
Ratio of net expenses to average net assets	3.43%
Ratio of expenses (without net incentive fees and interest and other debt expenses) to average net assets	1.10%
Ratio of interest and other debt expenses to average net assets	1.51%
Ratio of net incentive fees to average net assets	0.82%
Ratio of total expenses to average net assets	4.97%
Ratio of net investment income to average net assets	9.24%
Portfolio turnover	21%

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
(5)
Ratios are annualized, except for, as applicable, fee waivers, expense support, reimbursable expenses previously borne by Investment Adviser, unvested Incentive Fees, organization costs and Series A Preferred Stock redemption premium. NAV used in ratios represents NAV to common stockholders and excludes preferred stockholders’ equity.

There were no Shares outstanding for the period from March 25, 2022 (inception) to December 31, 2022.

12. WAREHOUSE TRANSACTION

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

13. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

January, February and March Subscriptions

On January 1, 2024, the Company received $333,459 of proceeds relating to the issuance of 13,232,488 Shares. Included in the aforementioned proceeds is $144,720 that the Company received from affiliates of the Investment Adviser.

On February 1, 2024, the Company received $154,286 of proceeds relating to the issuance of 6,122,455 Shares. Included in the aforementioned proceeds is $56,454 that the Company received from an affiliate of the Investment Adviser.

On March 1, 2024, the Company received $197,815 of proceeds relating to the issuance of Shares. Included in the aforementioned proceeds is $73,823 that the Company received from an affiliate of the Investment Adviser.

Tender Offer

On February 16, 2024, the Company commenced a tender offer, pursuant to which the Company offered to repurchase up to 3,157,011 Shares tendered prior to March 15, 2024.

Distributions

On February 27, 2024, the Board of Directors declared monthly distributions from the Company's taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
February 29, 2024	March 27, 2024
March 28, 2024	April 26, 2024
April 30, 2024	May 28, 2024

Goldman Sachs Private Credit Corp. – Tax Information (unaudited)

During the year ended December 31, 2023, the Company designated 91.75% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2023, the Company designated 96.69% of the dividends paid from net investment company taxable income as Section 163(j) Interest Dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 77 of this annual report on Form 10-K.
(2)
Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

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

3.3

Certificate of Elimination of 12.0% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01627), filed on November 7, 2023).

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

4.1*	Description of Securities.

10.1

Investment Management Agreement, dated as of March 20, 2023, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.2

Expense Support and Conditional Reimbursement Agreement, dated as of March 20, 2023, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.3

Amended and Restated Administration Agreement, dated as of January 26, 2023, by and between State Street Bank and Trust Company and the entities set forth on Appendix A thereto (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.4

Amended and Restated Custodian Contract, dated as of January 26, 2023, by and between State Street Bank and Trust Company and the entities set forth on Appendix A thereto (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.5

License Agreement, dated as of March 20, 2023, between the Company and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.6	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.8

First Amendment to Senior Secured Revolving Credit Agreement, dated as of August 9, 2023, among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on August 10, 2023).

10.9

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

10.10

Second Amendment to Senior Secured Revolving Credit Agreement, dated as of November 17, 2023, among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on November 22, 2023).

10.11*	Notice of Commitment Increase Request, dated as of December 7, 2023, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent.

14.1*	Code of Ethics.

14.2*	Code of Business Conduct and Ethics.

21.1*	Subsidiaries of Goldman Sachs Private Credit Corp.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: March 5, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: March 5, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Alex Chi, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2024.

Signature	Title

/s/ Alex Chi Alex Chi	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ David Miller David Miller	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ Stanley Matuszewski Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ John Lanza John Lanza	Principal Accounting Officer

/s/ Timothy J. Leach Timothy J. Leach	Chairperson of the Board of Directors

/s/ Carlos E. Evans Carlos E. Evans	Director

/s/ Ross J. Kari	Director
Ross J. Kari

/s/ Jaime Ardila	Director
Jaime Ardila

/s/ Richard A. Mark	Director
Richard A. Mark

/s/ Susan B. McGee	Director
Susan B. McGee