Form 10-Q
period 2024-03-31
Goldman Sachs Private Credit Corp.
filed 2024-05-09
CIK 1920145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 9, 2024, was 100,533,981. Common shares outstanding exclude May 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

GOLDMAN SACHS PRIVATE CREDIT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024 (Unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $2,639,506 and $1,782,641)	$2,659,525	$1,788,119
Non-controlled affiliated investments (cost of $22,895 and $—)	23,060	—
Total investments, at fair value (cost of $2,662,401 and $1,782,641)	$2,682,585	$1,788,119
Investments in affiliated money market fund (cost of $317,450 and $65,977)	317,450	65,977
Cash	29,877	19,325
Interest and dividends receivable	18,522	11,728
Deferred financing costs	9,706	10,270
Receivable for investments sold	90	8,882
Deferred offering costs	584	886
Receivable from investment adviser	898	350
Other assets	260	363
Total assets	$3,059,972	$1,905,900
Liabilities
Debt	$513,814	$248,186
Payable for investments purchased	203,986	41,073
Distribution payable	19,150	13,259
Interest and other debt expenses payable	2,449	1,704
Management fees payable	2,344	3,076
Incentive fees based on income payable	3,845	4,254
Incentive fees based on capital gains payable	2,124	492
Payable for share repurchases	394	—
Accrued expenses and other liabilities	2,825	3,019
Total liabilities	$750,931	$315,063
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (1,000,000,000 shares authorized, 91,177,249 and 63,140,236 common shares issued and outstanding as of March 31, 2024 and December 31, 2023)	91	63
Paid-in capital in excess of par	2,294,996	1,588,575
Distributable earnings (loss)	13,954	2,199
Total net assets	$2,309,041	$1,590,837
Total liabilities and net assets	$3,059,972	$1,905,900
Net asset value per common share	$25.32	$25.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$61,116	$—
Other income	968	—
From non-controlled affiliated investments:
Interest income	22
Dividend income	4,519	—
Total investment income	$66,625	$—
Expenses:
Interest and other debt expenses	$7,804	$—
Management fees	6,445	—
Incentive fees based on income	6,270	—
Incentive fees based on capital gains	1,632	—
Offering costs	696	—
Professional fees	459	—
Organization costs	—	222
Directors’ fees	166	79
Other general and administrative expenses	1,106	49
Total expenses	$24,578	$350
Fee waivers	(2,425)	—
Expense support	(6,905)	(350)
Net expenses	$15,248	$—
Net investment income	$51,377	$—
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(4,016)	$—
Foreign currency transactions	(527)	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	14,541	—
Non-controlled affiliated investments	165	—
Foreign currency translations	2,895	—
Warehouse transaction	—	1,944
Net realized and unrealized gains	$13,058	$1,944
Net increase in net assets from operations	$64,435	$1,944
Weighted average common shares and common units outstanding	83,632,769	40
Basic and diluted net investment income per share	$0.61	$—
Basic and diluted earnings (loss) per share	$0.77	$48,610

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Net assets at beginning of period	$1,590,837	$1
Increase (decrease) in net assets from operations:
Net investment income	$51,377	$—
Net realized gain (loss)	(4,543)	—
Net change in unrealized appreciation (depreciation)	17,601	1,944
Net increase in net assets from operations	$64,435	$1,944
Distributions to stockholders from:
Distributable earnings to common stockholders	$(52,680)	$—
Total distributions to stockholders	$(52,680)	$—
Capital transactions:
Issuance of common shares	$685,560	$—
Repurchase of common shares	(394)	—
Reinvestment of common stockholder distributions	21,283	—
Net increase in net assets from capital transactions	$706,449	$—
Total increase in net assets	$718,204	$1,944
Net assets at end of period	$2,309,041	$1,945
Distributions per common share	$0.63	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net increase in net assets from operations:	$64,435	$1,944
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(903,684)	—
Payment-in-kind interest capitalized	(1,015)	—
Investments in affiliated money market fund, net	(251,473)	—
Proceeds from sales of investments and principal repayments	22,760	—
Net realized (gain) loss on investments	4,016	—
Net change in unrealized (appreciation) depreciation on investments	(14,706)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	80	—
Unrealized gain on warehouse transaction	—	(1,944)
Amortization of premium and accretion of discount, net	(1,837)	—
Amortization of deferred financing costs	661	—
Amortization of deferred offering costs	696	—
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	8,792	—
(Increase) decrease in interest and dividends receivable	(6,794)	—
(Increase) decrease in receivable from investment adviser	(548)	—
(Increase) decrease in other assets	103	—
Increase (decrease) in interest and other debt expenses payable	1,230	—
Increase (decrease) in management fees payable	(732)	—
Increase (decrease) in incentive fees based on income payable	(409)	—
Increase (decrease) in incentive fees based on capital gains payable	1,632	—
Increase (decrease) in payable for investments purchased	162,913	—
Increase (decrease) in accrued expenses and other liabilities	(90)	—
Net cash provided by (used for) operating activities	$(913,970)	$—
Cash flows from financing activities:
Proceeds from issuance of common shares	$685,560	$—
Offering costs paid	(498)	—
Common stock distributions paid	(25,506)	—
Financing costs paid	(582)	—
Borrowings on debt	310,628	—
Repayments of debt	(45,000)	—
Net cash provided by (used for) financing activities	$924,602	$—
Net increase (decrease) in cash	$10,632	$—
Effect of foreign exchange rate changes on cash and cash equivalents	(80)	1
Cash, beginning of period	19,325	—
Cash, end of period	$29,877	$1
Supplemental and non-cash activities
Interest expense paid	$5,136	$—
Accrued but unpaid distributions	$19,150	$—
Reinvestment of common stockholder distributions	$21,283	$—
Accrued but unpaid share repurchases	$394	$—
Exchange of investments	$44,377	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Debt Investments - 116.03%
Australia - 0.64%
1st Lien/Senior Secured Debt - 0.64%
Ardonagh Midco 3 PLC	Insurance	9.07%	B + 4.75%	02/15/31	AUD	23,324	$14,935	$14,971	(6)
Ardonagh Midco 3 PLC	Insurance		B + 4.75%	02/15/31	AUD	11,674	(70)	(57)	(6) (7)
Total 1st Lien/Senior Secured Debt							14,865	14,914
Total Australia							$14,865	$14,914
Canada - 5.17%
1st Lien/Senior Secured Debt - 5.17%
Trader Corporation	Automobiles	12.04%	C + 6.75%	12/21/29	CAD	61,492	$44,508	$45,396	(6) (8)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD	4,658	(86)	—	(6) (7) (8)
Recochem, Inc	Chemicals	11.15%	C + 5.75%	11/01/30	CAD	58,185	41,167	42,526	(6) (8) (9)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD	14,168	(96)	(105)	(6) (7) (8) (9)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD	9,446	(128)	(70)	(6) (7) (8) (9)
Recochem, Inc	Chemicals	11.06%	S + 5.75%	11/01/30		$12,861	12,615	12,733	(6) (8) (9)
iWave Information Systems, Inc.	Software	11.58%	S + 6.25%	11/23/28		19,364	18,943	18,880	(6) (8)
iWave Information Systems, Inc.	Software		S + 6.25%	11/23/28		2,391	(50)	(60)	(6) (7) (8)
Total 1st Lien/Senior Secured Debt							116,873	119,300
Total Canada							$116,873	$119,300
United Kingdom - 4.50%
1st Lien/Senior Secured Debt - 4.50%
Ardonagh Midco 3 PLC	Insurance	8.67%	E + 4.75%	02/15/31	EUR	97,908	$104,247	$104,043	(6)
Ardonagh Midco 3 PLC	Insurance		E + 4.75%	02/15/31	EUR	20,183	(189)	(163)	(6) (7)
Total 1st Lien/Senior Secured Debt							104,058	103,880
Total United Kingdom							$104,058	$103,880
United States - 105.72%
1st Lien/Senior Secured Debt - 95.93%
ADS Tactical, Inc.	Aerospace & Defense		S + 5.75%	03/19/26		$3,895	$3,900	$3,901	(10)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.06%	S + 6.75%	01/09/30		35,301	34,363	34,948	(8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28		3,689	(88)	(37)	(7) (8)
Kaman Corporation	Aerospace & Defense		S + 3.50%	03/27/31		425	424	425	(10)
Propulsion (BC) Finco S.a.r.l.	Aerospace & Defense		S + 3.75%	09/14/29		1,325	1,327	1,325	(10)
Autokiniton US Holdings, Inc.	Automobile Components	9.44%	S + 4.00%	04/06/28		5,228	5,243	5,241
BBB Industries LLC	Automobile Components	10.68%	S + 5.25%	07/25/29		395	378	376
Clarios Global LP	Automobile Components	8.33%	S + 3.00%	05/06/30		374	374	375
Dealer Tire Financial, LLC	Automobile Components	9.08%	S + 3.75%	12/14/27		3,935	3,957	3,960
DexKo Global Inc.	Automobile Components	9.32%	S + 3.75%	10/04/28		1,836	1,808	1,815
First Brands Group, LLC	Automobile Components		S + 5.00%	03/30/27		6,550	6,546	6,553	(10)
First Brands Group, LLC	Automobile Components	10.57%	S + 5.00%	03/30/27		125	124	125
Mavis Tire Express Services Corp.	Automobile Components	9.08%	S + 3.75%	05/04/28		2,609	2,607	2,611
Truck Hero, Inc.	Automobile Components	8.94%	S + 3.50%	01/31/28		247	238	245
American Builders & Contractors Supply Co., Inc.	Building Products		S + 2.00%	01/31/31		7,884	7,900	7,884	(10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Chamberlain Group Inc	Building Products		S + 3.25%	11/03/28	$3,931	$3,904	$3,922	(10)
Cornerstone Building Brands, Inc.	Building Products	8.68%	S + 3.25%	04/12/28	692	680	687
Icebox Holdco III, Inc.	Building Products	9.07%	S + 3.50%	12/22/28	1,861	1,838	1,861
Oscar AcquisitionCo, LLC	Building Products		S + 4.50%	04/29/29	3,934	3,930	3,941	(10)
Potters Industries, LLC	Building Products		S + 4.00%	12/14/27	3,929	3,949	3,938	(10)
Quikrete Holdings, Inc.	Building Products		S + 2.75%	03/19/29	7,861	7,878	7,861	(10)
SRS Distribution Inc.	Building Products		S + 3.50%	06/02/28	3,950	3,965	3,974	(10)
Standard Industries, Inc.	Building Products		S + 2.25%	09/22/28	10,469	10,486	10,468	(10)
Vector WP Holdco, Inc.	Building Products	10.44%	S + 5.00%	10/12/28	221	218	221
Albaugh, LLC	Chemicals	9.06%	S + 3.75%	04/06/29	945	932	912
Ascend Performance Materials Operations, LLC	Chemicals	10.07%	S + 4.75%	08/27/26	2,107	2,061	2,067
Cyanco Intermediate 2 Corp.	Chemicals		S + 4.75%	07/10/28	5,242	5,252	5,257	(10)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	9,068	(170)	(181)	(7) (8) (9)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.06%	S + 5.75%	11/15/30	54,409	53,361	53,321	(8) (9)
Illuminate Buyer, LLC	Chemicals		S + 3.50%	12/31/29	8,559	8,577	8,565	(10)
INEOS Enterprises Holdings US Finco, LLC	Chemicals		S + 3.75%	07/08/30	7,189	7,197	7,180	(10)
INEOS Styrolution US Holding LLC	Chemicals		S + 2.75%	01/29/26	3,053	3,057	3,050	(10)
Innophos, Inc.	Chemicals		S + 3.25%	02/05/27	3,933	3,890	3,916	(10)
LSF11 A5 Holdco, LLC	Chemicals	8.94%	S + 3.50%	10/15/28	3,931	3,909	3,929
Olympus Water US Holding Corporation	Chemicals		S + 3.75%	11/09/28	5,237	5,252	5,235	(10)
Sparta U.S. HoldCo LLC	Chemicals		S + 3.25%	08/02/28	1,845	1,848	1,845	(10)
AlixPartners, LLP	Commercial Services & Supplies		S + 2.50%	02/04/28	6,548	6,553	6,553	(10)
Allied Universal Holdco LLC	Commercial Services & Supplies	9.18%	S + 3.75%	05/12/28	815	790	814
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	83,784	—	—	(7) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	10,811	—	—	(7) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	5,405	—	—	(7) (9)
Conservice Midco, LLC	Commercial Services & Supplies		S + 4.00%	05/13/27	2,633	2,643	2,639	(10)
Covanta Holding Corporation	Commercial Services & Supplies		S + 2.75%	11/30/28	2,513	2,518	2,509	(10)
Covanta Holding Corporation	Commercial Services & Supplies		S + 2.75%	11/30/28	137	138	137	(10)
Da Vinci Purchaser Corp.	Commercial Services & Supplies		S + 4.00%	01/08/27	1,322	1,325	1,321	(10)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	10.57%	S + 5.25%	02/07/31	41,899	41,072	41,061	(9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	18,539	(182)	(185)	(7) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	5,562	(109)	(111)	(7) (9)
Madison IAQ LLC	Commercial Services & Supplies		S + 3.25%	06/21/28	3,940	3,945	3,932	(10)
Superior Environmental Solutions	Commercial Services & Supplies	11.93%	S + 6.50%	08/01/29	10,395	10,156	10,291	(8) (9)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	1,567	(18)	(16)	(7) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.93%	S + 6.50%	08/01/29	1,045	394	407	(7) (8) (9)
Thevelia (US), LLC	Commercial Services & Supplies		S + 4.00%	06/18/29	2,167	2,176	2,169	(10)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.31%	S + 6.00%	10/31/29	21,568	21,107	21,136	(8) (9)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29	3,378	(71)	(68)	(7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	03/19/30	$12,626	$—	$—	(7) (9)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	03/19/31	33,669	—	—	(7) (9)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	03/19/31	91,538	—	—	(7) (9)
Vaco Holdings, LLC	Commercial Services & Supplies	10.43%	S + 5.00%	01/21/29	814	762	804
Verscend Holding Corp.	Commercial Services & Supplies	9.44%	S + 4.00%	08/27/25	3,931	3,939	3,931
Wand NewCo 3, Inc.	Commercial Services & Supplies		S + 3.75%	01/30/31	2,625	2,635	2,631	(10)
Brown Group Holding, LLC	Construction & Engineering	8.32%	S + 3.00%	07/02/29	4,240	4,243	4,238
DG Investment Intermediate Holdings 2, Inc.	Construction & Engineering		S + 3.75%	03/31/28	3,930	3,906	3,921	(10)
Energize HoldCo, LLC	Construction & Engineering	9.19%	S + 3.75%	12/08/28	3,952	3,946	3,939
KKR Apple Bidco, LLC	Construction & Engineering	8.19%	S + 2.75%	09/22/28	3,931	3,919	3,925
Rockwood Service Corporation	Construction & Engineering		S + 4.25%	01/23/27	3,929	3,947	3,938	(10)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.30%	S + 6.00%	10/04/30	63,134	61,629	62,187	(8) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	7,366	(170)	(110)	(7) (8) (9)
IRB Holding Corp.	Consumer Staples Distribution & Retail		S + 2.75%	12/15/27	5,239	5,239	5,237	(10)
Berlin Packaging LLC	Containers & Packaging		S + 3.25%	03/11/28	3,940	3,932	3,922	(10)
Charter NEX US, Inc.	Containers & Packaging		S + 3.50%	12/01/27	3,943	3,946	3,949	(10)
Clydesdale Acquisition Holdings, Inc.	Containers & Packaging	9.11%	S + 3.68%	04/13/29	3,930	3,923	3,934
LABL, Inc.	Containers & Packaging	10.43%	S + 5.00%	10/29/28	148	148	145
Pregis TopCo Corporation	Containers & Packaging		S + 3.75%	07/31/26	3,940	3,959	3,943	(10)
Proampac PG Borrower LLC	Containers & Packaging	9.81%	S + 4.50%	09/15/28	1,320	1,328	1,320
Reynolds Group Holdings, Inc.	Containers & Packaging	8.69%	S + 3.25%	09/24/28	7,881	7,903	7,904
TricorBraun Holdings, Inc.	Containers & Packaging		S + 3.25%	03/03/28	2,617	2,594	2,584	(10)
BCPE Empire Holdings, Inc.	Distributors		S + 4.00%	12/11/28	4,198	4,212	4,200	(10)
DFS Holding Company, Inc.	Distributors	12.43%	S + 7.00%	01/31/29	40,146	39,091	39,544	(8)
DFS Holding Company, Inc.	Distributors	12.43%	S + 7.00%	01/31/29	8,433	2,794	2,816	(7) (8)
Fluid-Flow Products, Inc.	Distributors	9.32%	S + 3.75%	03/31/28	2,616	2,617	2,612
Windsor Holdings III, LLC	Distributors	9.82%	S + 4.50%	08/01/30	1,570	1,576	1,573
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	12.18%	S + 6.75%	11/01/28	45,119	43,945	44,893	(8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	12.18%	S + 6.75%	11/01/28	4,310	324	409	(7) (8)
Spotless Brands, LLC	Diversified Consumer Services	12.23%	S + 6.75%	07/25/28	32,522	31,684	32,278	(8)
Spotless Brands, LLC	Diversified Consumer Services	12.21%	S + 6.75%	07/25/28	5,041	4,910	5,004	(8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	13.68%	S + 7.88% (Incl. 0.38% PIK)	08/14/28	15,194	14,712	15,042	(8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	13.69%	S + 7.88% (Incl. 0.38% PIK)	08/14/28	2,612	388	409	(7) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	435	(13)	(4)	(7) (8) (9)
Calpine Corporation	Electric Utilities		S + 2.00%	01/31/31	3,906	3,894	3,880	(10)
Generation Bridge Northeast, LLC	Electric Utilities		S + 3.50%	08/22/29	3,950	3,975	3,949	(10)
GIP Pilot Acquisition Partners LP	Energy Equipment & Services	8.33%	S + 3.00%	10/04/30	3,950	3,970	3,959
WhiteWater DBR HoldCo, LLC	Energy Equipment & Services		S + 2.75%	03/03/31	1,325	1,325	1,327	(10)
Whitewater Whistler Holdings, LLC	Energy Equipment & Services		S + 2.75%	02/15/30	5,250	5,270	5,255	(10)
Arcis Golf LLC	Entertainment		S + 3.75%	11/24/28	3,939	3,966	3,946	(10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
NASCAR Holdings, LLC	Entertainment		S + 2.50%	10/19/26	$4,683	$4,712	$4,697	(10)
PCI Gaming Authority	Entertainment		S + 2.50%	05/29/26	10,493	10,530	10,505	(10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	5,940	(45)	(45)	(7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.81%	S + 5.50%	05/08/28	45,401	45,056	45,061	(9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	1,980	(15)	(15)	(7) (9)
Advisor Group, Inc.	Financial Services		S + 4.00%	08/17/28	2,625	2,632	2,634	(10)
AllSpring Buyer, LLC	Financial Services		S + 3.25%	11/01/28	7,840	7,832	7,828	(10)
Citadel Securities LP	Financial Services	7.58%	S + 2.25%	07/29/30	6,569	6,565	6,560
Computer Services, Inc.	Financial Services	10.59%	S + 5.25%	11/15/29	49,498	47,211	49,003	(8)
Coretrust Purchasing Group LLC	Financial Services		S + 6.50%	10/01/29	5,526	(141)	—	(7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 6.50%	10/01/29	5,526	(71)	—	(7) (8)
Coretrust Purchasing Group LLC	Financial Services	11.83%	S + 6.50%	10/01/29	37,473	36,469	37,473	(8)
DRW Holdings, LLC	Financial Services		S + 3.75%	03/01/28	7,789	7,763	7,779	(10)
Edelman Financial Center, LLC	Financial Services		S + 3.50%	04/07/28	2,611	2,603	2,610	(10)
Eisner Advisory Group LLC	Financial Services	9.33%	S + 4.00%	02/28/31	1,325	1,322	1,328
Franklin Square Holdings, L.P.	Financial Services	7.68%	S + 2.25%	08/01/25	1,455	1,457	1,455
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	2,052	(59)	(21)	(7) (8) (9)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	36,677	35,453	36,310	(8) (9)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	11,542	6,964	7,128	(7) (8) (9)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	5,130	1,324	1,367	(7) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 7.00%	11/27/29	22,748	(168)	(227)	(7) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 7.00%	11/27/29	5,687	(42)	(57)	(7) (8) (9)
NEXUS Buyer LLC	Financial Services		S + 4.50%	12/13/28	1,325	1,310	1,313	(10)
NFP Corp.	Financial Services	8.69%	S + 3.25%	02/16/27	173	172	173
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	5,000	(49)	(50)	(7) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	10.58%	S + 5.25%	02/24/31	35,000	34,654	34,650	(9)
Syncapay Inc	Financial Services	11.94%	S + 6.50%	12/10/27	364	363	364
Chobani, LLC	Food Products	8.94%	S + 3.50%	10/25/27	493	494	494
Froneri International Ltd.	Food Products	7.68%	S + 2.25%	01/29/27	814	808	814
Kenan Advantage Group, Inc.	Ground Transportation		S + 3.75%	01/25/29	5,247	5,261	5,243	(10)
Savage Enterprises LLC	Ground Transportation	8.69%	S + 3.25%	09/15/28	1,850	1,852	1,849
Medline Borrower, LP	Health Care Equipment & Supplies		S + 2.75%	10/23/28	5,979	5,970	5,991	(10)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30	9,788	(145)	(147)	(7) (9)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/31	13,050	(97)	(98)	(7) (9)
Zeus Company, Inc.	Health Care Equipment & Supplies	10.81%	S + 5.50%	02/28/31	70,145	69,102	69,093	(9)
Electron BidCo, Inc.	Health Care Providers & Services	8.44%	S + 3.00%	11/01/28	3,930	3,924	3,936
Heartland Dental, LLC	Health Care Providers & Services	10.33%	S + 5.00%	04/28/28	24,813	23,309	24,834	(9)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.18%	S + 6.75%	06/13/28	8,749	8,518	8,530	(8) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	5,876	(149)	(147)	(7) (8) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	979	(25)	(24)	(7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.43%	S + 7.00%	03/18/27	$2,439	$1	$166	(7) (8) (9) (11) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.43%	S + 7.00%	03/18/27	19,870	19,474	19,474	(8) (9) (12)
LifePoint Health, Inc.	Health Care Providers & Services	11.09%	S + 5.50%	11/16/28	323	307	324
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.68%	S + 6.25%	06/15/26	14,688	14,366	14,467	(8)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.66%	S + 6.25%	06/15/26	7,426	4,144	4,191	(7) (8)
Summit Behavioral Healthcare, LLC	Health Care Providers & Services		S + 4.75%	11/24/28	1,319	1,321	1,319	(10)
Vizient, Inc.	Health Care Providers & Services		S + 2.25%	05/16/29	3,940	3,955	3,953	(10)
AI Aqua Merger Sub, Inc.	Household Durables	9.07%	S + 3.75%	07/31/28	4,187	4,190	4,192
Reynolds Consumer Products LLC	Household Durables	7.18%	S + 1.75%	02/04/27	1,650	1,650	1,653
Acrisure, LLC	Insurance	8.94%	L + 3.50%	02/15/27	2,608	2,577	2,602
Alliant Holdings Intermediate, LLC	Insurance	8.83%	S + 3.50%	11/06/30	811	808	814
AmWINS Group, Inc.	Insurance		S + 2.75%	02/19/28	3,940	3,952	3,944	(10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	1,191	(16)	(3)	(7) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	1,487	1,473	1,483	(8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	1,546	1,531	1,542	(8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	5,905	5,850	5,890	(8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	15,116	14,976	15,078	(8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.63%	S + 6.25%	04/15/27	8,250	1,362	1,417	(7) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	8,209	8,133	8,188	(8) (9)
AssuredPartners, Inc.	Insurance		S + 3.50%	02/12/27	5,226	5,232	5,230	(10)
Asurion LLC	Insurance	9.68%	S + 4.25%	08/19/28	173	173	167
HUB International Limited	Insurance	8.57%	S + 3.25%	06/20/30	3,950	3,957	3,951
OneDigital Borrower, LLC	Insurance	9.68%	S + 4.25%	11/16/27	2,614	2,624	2,611
Sedgwick Claims Management Services, Inc.	Insurance	9.08%	S + 3.75%	02/24/28	2,608	2,607	2,612
USI, Inc.	Insurance	8.30%	S + 3.00%	11/22/29	5,232	5,238	5,231
CNT Holdings I Corp.	IT Services		S + 3.50%	11/08/27	5,228	5,232	5,235	(10)
Getty Images, Inc.	IT Services	9.91%	S + 4.50%	02/19/26	7,848	7,858	7,836
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.32%	S + 6.00%	10/02/29	33,554	32,923	32,967	(8) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	8,700	(80)	(152)	(7) (8) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	6,960	(128)	(122)	(7) (8) (9)
Ingram Micro, Inc.	IT Services	8.57%	S + 3.00%	06/30/28	1,159	1,160	1,161
MH Sub I, LLC	IT Services		S + 4.25%	05/03/28	3,939	3,912	3,912	(10)
Alterra Mountain Company	Leisure Products		S + 3.50%	08/17/28	6,550	6,583	6,569	(10)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	3,212	(36)	(48)	(7) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	1,606	(35)	(24)	(7) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.83%	S + 6.50%	07/18/28	24,927	24,347	24,553	(8) (9)
MajorDrive Holdings IV LLC	Leisure Products		S + 4.00%	06/01/28	3,936	3,933	3,940	(10)
SRAM, LLC	Leisure Products	8.19%	S + 2.75%	05/18/28	7,871	7,900	7,861
Brookfield WEC Holdings Inc.	Machinery		S + 2.75%	01/27/31	1,850	1,850	1,847	(10)
Engineered Machinery Holdings, Inc.	Machinery		S + 3.75%	05/19/28	3,939	3,932	3,921	(10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Pro Mach Group, Inc.	Machinery		S + 3.75%	08/31/28		$1,323	$1,328	$1,327	(10)
SPX Flow, Inc.	Machinery		S + 4.50%	04/05/29		3,950	3,968	3,964	(10)
ABG Intermediate Holdings 2 LLC	Media		S + 3.50%	12/21/28		4,189	4,211	4,203	(10)
Fleet Midco I Limited	Media	8.58%	S + 3.25%	02/21/31		1,325	1,326	1,325
Recorded Books Inc. (dba RBMedia)	Media	11.58%	S + 6.25%	08/31/28		6,278	3,658	3,749	(7) (8) (9)
Recorded Books Inc. (dba RBMedia)	Media	11.59%	S + 6.25%	09/03/30		77,381	75,382	76,607	(8) (9)
Red Ventures, LLC	Media		S + 3.00%	03/03/30		1,845	1,841	1,835	(10)
Virgin Media Bristol, LLC	Media		S + 3.25%	01/31/29		7,875	7,855	7,789	(10)
Arsenal AIC Parent LLC	Metals & Mining	9.08%	S + 3.75%	08/18/30		2,618	2,635	2,624
Crosby US Acquisition Corp.	Metals & Mining	9.33%	S + 4.00%	08/16/29		1,322	1,329	1,328
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels		S + 3.25%	05/17/29		807	807	808	(10)
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels		S + 3.25%	04/13/28		6,578	6,590	6,592	(10)
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels		S + 2.50%	11/22/30		2,760	2,761	2,762	(10)
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	7.33%	S + 2.00%	11/01/26		1,164	1,160	1,166
CQP Holdco LP	Oil, Gas & Consumable Fuels		S + 3.00%	12/31/30		9,177	9,192	9,203	(10)
M6 ETX Holdings II Midco, LLC	Oil, Gas & Consumable Fuels		S + 4.50%	09/19/29		4,184	4,192	4,187	(10)
Medallion Midland Acquisition, LLC	Oil, Gas & Consumable Fuels	8.83%	S + 3.50%	10/18/28		2,614	2,618	2,616
Oryx Midstream Services Permian Basin, LLC	Oil, Gas & Consumable Fuels	8.44%	S + 3.00%	10/05/28		7,843	7,850	7,867
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	9.42%	S + 4.00%	05/10/30		395	397	395
Prairie ECI Acquiror LP	Oil, Gas & Consumable Fuels		S + 4.75%	08/01/29		1,850	1,838	1,842	(10)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	10.66%	E + 6.75% (Incl. 3.38% PIK)	09/30/30	EUR	14,737	15,144	15,740	(8) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	12.06%	S + 6.75% (Incl. 3.38% PIK)	09/30/30		23,686	23,016	23,449	(8) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	15.44%	S + 6.75% (Incl. 3.38% PIK)	09/30/30		3,670	335	356	(7) (8) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 6.75% (Incl. 3.38% PIK)	10/01/29		4,892	(135)	(49)	(7) (8) (9)
Covetrus, Inc.	Pharmaceuticals	10.31%	S + 5.00%	10/13/29		1,320	1,317	1,321
Gainwell Acquisition Corp.	Pharmaceuticals	9.41%	S + 4.00%	10/01/27		815	801	778
Amspec Parent, LLC	Professional Services	11.05%	S + 5.75%	12/05/30		42,288	41,264	41,866	(8) (9)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/30		6,096	(73)	(61)	(7) (8) (9)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/29		5,715	(135)	(57)	(7) (8) (9)
Ankura Consulting Group, LLC	Professional Services	9.57%	S + 4.25%	03/17/28		1,333	1,331	1,334
iCIMS, Inc.	Professional Services	12.05%	S + 6.75%	08/18/28		3,067	161	114	(7) (8)
iCIMS, Inc.	Professional Services	12.58%	S + 7.25% (Incl. 3.88% PIK)	08/18/28		33,835	33,351	32,820	(8)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28		6,518	—	(196)	(7) (8)
iCIMS, Inc.	Professional Services	12.58%	S + 7.25%	08/18/28		6,000	5,910	5,925	(8)
Altar Bidco, Inc.	Semiconductors & Semiconductor Equipment		S + 3.10%	02/01/29		3,937	3,935	3,930	(10)
Aptean, Inc.	Software		S + 5.25%	01/30/31		6,189	(60)	(62)	(7) (9)
Aptean, Inc.	Software	10.57%	S + 5.25%	01/30/31		12,063	525	527	(7) (9)
Aptean, Inc.	Software	10.57%	S + 5.25%	01/30/31		66,748	66,092	66,080	(9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.80%	S + 6.50%	07/01/30		577	571	574	(8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.81%	S + 6.50%	07/01/30		8,803	8,601	8,759	(8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	07/01/30		$1,460	$(24)	$(7)	(7) (8) (9)
ConnectWise, LLC	Software	9.06%	S + 3.50%	09/29/28		1,837	1,818	1,835
Crewline Buyer, Inc. (dba New Relic)	Software	12.06%	S + 6.75%	11/08/30		59,188	57,764	57,709	(8) (9)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		6,165	(146)	(154)	(7) (8) (9)
First Advantage Holdings, LLC	Software	8.19%	S + 2.75%	01/31/27		5,250	5,259	5,235
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 3.50%	01/17/31		2,895	(28)	(29)	(7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.78%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		20,451	20,253	20,246	(9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		3,055	(17)	(31)	(7) (9)
Hyland Software, Inc.	Software	11.33%	S + 6.00%	09/19/30		95,236	93,885	95,236	(8) (9)
Hyland Software, Inc.	Software		S + 6.00%	09/19/29		4,525	(63)	—	(7) (8) (9)
iSolved Inc	Software		S + 4.00%	10/14/30		3,947	3,972	3,965	(10)
Mitchell International, Inc.	Software		S + 3.75%	10/15/28		3,940	3,947	3,940	(10)
NAVEX TopCo, Inc.	Software	11.07%	S + 5.75%	11/08/30		45,950	45,067	45,835	(9)
NAVEX TopCo, Inc.	Software		S + 5.75%	11/09/28		4,050	(75)	(10)	(7) (9)
Ncontracts, LLC	Software	11.80%	S + 6.50%	12/11/29		58,433	57,016	57,557	(8) (9)
Ncontracts, LLC	Software	11.82%	S + 6.50%	12/11/29		5,394	413	458	(7) (8) (9)
Ncontracts, LLC	Software		S + 6.50%	12/11/29		5,394	(64)	(81)	(7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29		10,582	—	—	(6) (7) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29		11,192	—	—	(6) (7) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29		48,033	—	—	(6) (7) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		N + 5.00%	05/03/29	NOK	118,694	—	—	(6) (7) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		SN + 5.00%	05/03/29	GBP	5,416	—	—	(6) (7) (9)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28		1,650	515	525	(7) (8) (9)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28		21,945	21,473	21,616	(8) (9)
Physician Partners LLC	Software	9.46%	S + 4.00%	12/26/28		815	773	604
Project Boost Purchaser, LLC	Software		S + 3.50%	06/01/26		1,845	1,848	1,847	(10)
Quartz Acquireco LLC	Software	8.81%	S + 3.50%	06/28/30		3,939	3,952	3,944
Renaissance Holding Corp.	Software	9.58%	S + 4.25%	04/05/30		100,038	98,599	100,163	(9)
Rubrik, Inc.	Software	12.47%	S + 7.00%	08/17/28		85,514	84,743	85,514	(8) (9)
Rubrik, Inc.	Software	12.47%	S + 7.00%	08/17/28		11,952	3,967	4,072	(7) (8) (9)
Singlewire Software, LLC	Software	11.31%	S + 6.00%	05/10/29		19,998	19,467	19,798	(8) (9)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29		3,226	(83)	(32)	(7) (8) (9)
Turing Midco LLC	Software		S + 2.50%	03/24/28		5,218	5,209	5,169	(10)
World Wide Technology Holding Co. LLC	Software		S + 2.75%	03/01/30		6,377	6,410	6,417	(10)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/29		17,885	—	—	(7) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/31		76,650	—	—	(7) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/31		140,525	—	—	(7) (9)
Foundation Building Materials Holding Company, LLC	Specialty Retail		S + 3.25%	01/31/28		3,929	3,919	3,931	(10)
Harbor Freight Tools USA, Inc.	Specialty Retail		S + 2.75%	10/19/27		2,149	2,128	2,146	(10)
Highline Aftermarket Acquisition, LLC	Specialty Retail	9.93%	S + 4.50%	11/09/27		1,843	1,847	1,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Ahead DB Holdings, LLC	Technology Hardware & Equipment	9.16%	S + 3.75%	10/18/27	$1,832	$1,766	$1,831
McAfee, LLC	Technology Hardware & Equipment	9.18%	S + 3.75%	03/01/29	3,937	3,923	3,924
Peraton Corp.	Technology Hardware & Equipment	9.18%	S + 3.75%	02/01/28	3,944	3,942	3,937
Presidio Holdings Inc.	Technology Hardware & Equipment	8.91%	S + 3.50%	01/22/27	3,935	3,952	3,944
Virtusa Corporation	Technology Hardware & Equipment	9.18%	S + 3.75%	02/15/29	3,905	3,901	3,910
CCI Buyer, Inc.	Telecommunications	9.30%	S + 4.00%	12/17/27	1,316	1,302	1,307
Sorenson Communications, LLC	Telecommunications	10.94%	S + 5.50%	03/17/26	740	704	751
Fanatics Commerce Intermediate Holdco, LLC	Textiles, Apparel & Luxury Goods		S + 3.25%	11/24/28	2,627	2,631	2,616	(10)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.57%	S + 6.25%	09/29/27	43,853	43,460	43,414	(8) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.08%	S + 5.75%	10/07/30	52,107	14,963	14,483	(7) (8) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.08%	S + 5.75%	10/07/30	66,149	64,578	64,495	(8) (9)
Total 1st Lien/Senior Secured Debt						2,197,535	2,215,095
1st Lien/Last-Out Unitranche (13) - 8.91%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.58%	S + 6.25%	12/07/28	$46,916	$46,470	$46,447	(8) (9)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.58%	S + 6.25%	12/07/28	28,084	6,879	6,862	(7) (8) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	11.86%	S + 6.55%	12/06/28	68,000	55,918	55,883	(7) (8) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.93%	S + 6.61%	12/22/28	14,349	14,209	14,205	(8) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.93%	S + 6.61%	12/22/28	8,982	264	260	(7) (8) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.16%	S + 6.83%	02/01/29	13,003	223	220	(7) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.15%	S + 6.83%	02/01/29	21,998	21,781	21,777	(9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.25%	S + 7.00%	08/24/28	46,667	46,118	46,200	(8) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	28,333	(324)	(283)	(7) (8) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.35%	S + 4.00%	08/31/28	19,000	14,086	14,138	(7) (8) (9)
Total 1st Lien/Last-Out Unitranche						205,624	205,709
2nd Lien/Senior Secured Debt - 0.88%
AWP Group Holdings, Inc.	Commercial Services & Supplies		S + 8.75%	12/23/30	$4,545	$(42)	$(34)	(7) (8)
AWP Group Holdings, Inc.	Commercial Services & Supplies	14.16%	S + 8.75%	12/23/30	4,545	4,460	4,511	(8) (9)
AWP Group Holdings, Inc.	Commercial Services & Supplies	14.16%	S + 8.75%	12/23/30	15,909	15,608	15,790	(8)
Total 2nd Lien/Senior Secured Debt						20,026	20,267
Total United States						$2,423,185	$2,441,071
Total Debt Investments						$2,658,981	$2,679,165

Investment (1) (5)	Industry (2)			Initial Acquisition Date (14)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 0.15%
United States - 0.15%
Preferred Stock - 0.15%
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services			03/29/24	9,754,188	$3,420	$3,420	(8) (12) (15)
Total Preferred Stock						3,420	3,420
Common Stock - 0.00%
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services			03/29/24	20,103,551	$—	$—	(8) (12) (15)
Total Common Stock						—	—
Total United States						$3,420	$3,420
Total Equity Securities						$3,420	$3,420
Total Investments - 116.18%						$2,662,401	$2,682,585
Investments in Affiliated Money Market Fund - 13.75%
United States - 13.75%
Goldman Sachs Financial Square Government Fund - Institutional Shares					317,449,671	$317,450	$317,450	(16) (17)
Total United States						$317,450	$317,450
Total Investments in Affiliated Money Market Fund						317,450	317,450
Total Investments and Investments in Affiliated Money Market Fund - 129.93%						$2,979,851	$3,000,035

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 “Investments.”
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR (“L”), Euribor (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CDOR (“C”), or BBSW (“B”) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of March 31, 2024, the rate for the 1 month L was 5.44%. As of March 31, 2024, the rate for 3 month S was 5.30%, 1 month S was 5.33%, 3 month E was 3.89%, 3 month SN was 5.19%, 3 month N was 4.73%, 3 month C was 5.30%, 1 month C was 5.29% and 3 month B was 4.34%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or "USD”) unless otherwise noted, Euro (“EUR”), Great British Pound (“GBP”), Australian Dollar (“AUD”), Norwegian Krone (“NOK”), or Canadian dollar (“CAD”).
(5)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt.”
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, the aggregate fair value of these securities is $238,094 or 7.78% of the Company’s total assets.
(7)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies.”
(8)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(9)
Represents co-investments made with in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions.”
(10)
Position or portion thereof unsettled as of March 31, 2024.
(11)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.”
(12)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions.”
(13)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(14)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” As of March 31, 2024, the aggregate fair value of these securities is $3,420 or 0.15% of the Company's net assets. The initial acquisition dates have been included for such securities.
(15)
Non-income producing security.
(16)
The annualized seven-day yield as of March 31, 2024 is 5.21%.
(17)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions.”

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

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	7.86%	S + 2.50%	11/22/30		$617	$615	$619
CQP Holdco LP	Oil, Gas & Consumable Fuels	8.99%	S + 3.00%	06/05/28		900	900	901
M6 ETX Holdings II Midco, LLC	Oil, Gas & Consumable Fuels	9.96%	S + 4.50%	09/19/29		495	492	495
Medallion Midland Acquisition, LLC	Oil, Gas & Consumable Fuels	8.86%	S + 3.75%	10/18/28		620	619	622
Oryx Midstream Services Permian Basin, LLC	Oil, Gas & Consumable Fuels	8.71%	S + 3.25%	10/05/28		1,063	1,057	1,065
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	9.45%	S + 4.00%	05/10/30		396	398	395
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	9.95%	E + 6.00%	09/30/30	EUR	14,611	14,995	15,646	(7) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	11.38%	S + 6.00%	09/30/30		23,483	22,796	22,779	(7) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	11.36%	S + 6.00%	09/30/30		3,669	195	142	(7) (8) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 6.00%	10/01/29		4,892	(141)	(147)	(7) (8) (9)
Covetrus, Inc.	Pharmaceuticals	10.35%	S + 5.00%	10/13/29		173	169	173
Gainwell Acquisition Corp.	Pharmaceuticals	9.45%	S + 4.00%	10/01/27		817	802	793
Amspec Parent, LLC	Professional Services	11.10%	S + 5.75%	12/05/30		42,288	41,239	41,231	(9)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/30		6,096	(75)	(76)	(8) (9)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/29		5,715	(141)	(143)	(8) (9)
iCIMS, Inc.	Professional Services	12.10%	S + 6.75%	08/18/28		3,067	465	413	(7) (8)
iCIMS, Inc.	Professional Services	12.62%	S + 7.25% (Incl. 3.88% PIK)	08/18/28		33,504	32,997	32,415	(7)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28		6,850	—	(223)	(7) (8)
iCIMS, Inc.	Professional Services	12.62%	S + 7.25%	08/18/28		6,000	5,906	5,910	(7)
Altar Bidco, Inc.	Semiconductors & Semiconductor Equipment	8.26%	S + 3.10%	02/01/29		495	488	494
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.85%	S + 6.50%	07/01/30		8,825	8,618	8,693	(7) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	07/01/30		2,037	(24)	(31)	(7) (8) (9)
ConnectWise, LLC	Software		S + 3.50%	09/29/28		1,841	1,822	1,835	(10)
Crewline Buyer, Inc. (dba New Relic)	Software	12.10%	S + 6.75%	11/08/30		59,188	57,729	57,709	(9)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		6,165	(151)	(154)	(8) (9)
First Advantage Holdings, LLC	Software	8.22%	S + 2.75%	01/31/27		1,000	1,000	1,001
Hyland Software, Inc.	Software	11.36%	S + 6.00%	09/19/30		95,475	94,084	94,043	(7) (9)
Hyland Software, Inc.	Software		S + 6.00%	09/19/29		4,525	(65)	(68)	(7) (8) (9)
iSolved Inc	Software	9.48%	S + 4.00%	10/14/30		482	480	482
NAVEX TopCo, Inc.	Software	11.11%	S + 5.75%	11/09/30		45,950	45,044	45,031	(9)
NAVEX TopCo, Inc.	Software		S + 5.75%	11/09/28		4,050	(79)	(81)	(8) (9)
Ncontracts, LLC	Software	11.80%	S + 6.50%	12/11/29		58,433	56,980	56,972	(9)
Ncontracts, LLC	Software		S + 6.50%	12/11/29		5,394	(133)	(135)	(8) (9)
Ncontracts, LLC	Software		S + 6.50%	12/11/29		5,394	(67)	(67)	(8) (9)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28		1,650	513	513	(8) (9)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28		22,000	21,508	21,505	(9)
Physician Partners LLC	Software	9.53%	S + 4.00%	12/26/28		817	773	771
Project Boost Purchaser, LLC	Software	8.97%	S + 3.50%	06/01/26		499	497	499
Quartz Acquireco, LLC	Software	8.86%	S + 3.50%	06/28/30		499	499	500
Renaissance Holding Corp.	Software	10.11%	S + 4.75%	04/05/30		22,444	21,470	22,497	(9)

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
(2)
For Industry subtotal and percentage, see Note 4 “Investments.”
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either L, E, S, C or alternate base rate (commonly based on the P), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2023, the rate for the 3 month L was 5.59% and 1 month L was 5.47%. As of December 31, 2023, the rate for 6 month S was 5.16%, 3 month S was 5.33%, 1 month S was 5.35%, 1 month E was 3.85%, 3 month C was 5.45% and 1 month C was 5.46%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in USD unless otherwise noted, EUR, or CAD.
(5)
Assets are pledged as collateral for the Revolving Credit Facilities (as defined below). See Note 6 “Debt.”
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, the aggregate fair value of these securities is $120,278 or 6.31% of the Company’s total assets.
(7)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(8)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies.”
(9)
Represents co-investments made in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions.”
(10)
Position or portion thereof unsettled as of December 31, 2023.
(11)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
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
(14)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions.”

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

The Company conducted an offering to accredited investors to purchase shares of the Company’s 12.0% Series A Cumulative Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), in reliance on Regulation D under the Securities Act. The holders of the Series A Preferred Stock were subject to certain dividend, voting, liquidation and other rights. On September 28, 2023, the Company redeemed all of the issued and outstanding shares of Series A Preferred Stock and filed a Certificate of Elimination on November 3, 2023, which eliminated, removed and cancelled the Certificate of Designation related to the Series A Preferred Stock.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2024. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, GS Private Credit SPV Public I LLC (“SPV Public I”) and GSCR Blocker I, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, for which the Company has earned the following:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Prepayment premiums	$35	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$322	$—

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2024, the Company did not have any investments on non-accrual status. As of December 31, 2023, the Company had an investment held in one portfolio company on non-accrual status, which represented 1.5% and 1.2% of the total investments (excluding investments in money market fund, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2024 and December 31, 2023, the Company held an aggregate cash balance of $29,877 and $19,325. Foreign currency of $5,291 and $2,025 (acquisition cost of $5,311 and $1,965) is included in cash as of March 31, 2024 and December 31, 2023.

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

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

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

The Company has adopted a distribution reinvestment plan (the “DRIP”) that provides for reinvestment of all cash distributions declared by the Board unless a stockholder elects to “opt out” of the plan. As a result, if the Board declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash distribution. Stockholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan. However, since the cash distributions of participants in the plan will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes.

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

Offering Costs

Offering costs consist primarily of fees incurred in connection with the Offering, including legal, printing and other costs, as well as costs associated with the preparation of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight line basis over 12 months. The Investment Adviser agreed to advance all of the offering expenses on behalf of the Company through the Initial Issuance Date. Prior to the Company breaking escrow on the Initial Issuance Date, offering costs did not represent a liability of the Company since the obligation to reimburse the Investment Adviser was conditional on the Company breaking escrow in connection with the initial closing of the private offering of the Shares and the Investment Adviser requesting reimbursement of offering expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined and described below). After the Initial Issuance Date, the Company bears all such expenses.

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

For the three months ended March 31, 2024 and 2023, Management Fees amounted to $6,445 and $0. As of March 31, 2024, $2,344 remained payable.

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

For the three months ended March 31, 2024 and 2023, Incentive Fees based on income amounted to $6,270 and $0 and the Investment Adviser voluntarily waived $2,425 and $0. As of March 31, 2024, $3,845 remained payable.

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

For the three months ended March 31, 2024 and 2023, the Company accrued Incentive Fees based on capital gains under GAAP of $1,632 and $0, which were not realized.

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

For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $507 and $0. As of March 31, 2024, $507 remained payable.

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

For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Transfer Agent of $245 and $0. As of March 31, 2024, $245 remained payable.

Affiliates

As of March 31, 2024 and December 31, 2023, affiliates of the Investment Adviser owned 20.9% and 12.9% of the Shares, respectively.

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$65,977	$1,147,113	$(895,640)	$—	$—	$317,450	$4,519
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	22,895	—	—	165	23,060	22
Total Non-Controlled Affiliates	$65,977	$1,170,008	$(895,640)	$—	$165	$340,510	$4,541
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$1,920,665	$(1,854,688)	$—	$—	$65,977	$4,156
Total Non-Controlled Affiliates	$—	$1,920,665	$(1,854,688)	$—	$—	$65,977	$4,156

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2024 and December 31, 2023, there were $727 and $1,062, respectively, included within Accrued expenses and other liabilities, and $97 and $582, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

Expense Support and Conditional Reimbursement Agreement

The Investment Adviser agreed to advance all of the organization, offering and other operating expenses on behalf of the Company through the Initial Issuance Date. For the three months ended March 31, 2023, the Investment Adviser agreed to advance $350, which have been included within Expense support in the Consolidated Statements of Operations. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by the Company.

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

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the three months ended March 31, 2024.

The following table presents a summary of Expense Payments and the related Reimbursement Payments:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
For the Three Months Ended March 31, 2024
January 31, 2024	$2,759	$—	$2,759
February 29, 2024	3,248	—	3,248
March 31, 2024	898	—	898
Total	$6,905	$—	$6,905

For the three months ended March 31, 2024, Expense Payments were $6,905 and have been included within Expense support in the Consolidated Statements of Operations. As of March 31, 2024, unreimbursed Expense Payments were $13,305.

For the three months ended March 31, 2023, there were no Expense Payments.

Director Fees

Each of the Company’s independent directors is compensated an annual fee of $100,000 (or $50,000 upon the Company’s NAV being less than $1,500,000,000) for his or her services as one of the Company’s directors and as a member of the Audit Committee and Governance and Nominating Committee. The Chairperson receives an additional annual fee of $25,000 (or $12,500 upon the Company’s NAV being less than $1,500,000,000) for his services in such capacity and the director designated as “audit committee financial expert” receives an additional annual fee of $15,000 (or $7,500 upon the Company’s NAV being less than $1,500,000,000) for his services in such capacity.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,433,331	$2,453,189	$1,596,142	$1,601,418
1st Lien/Last-Out Unitranche	205,624	205,709	166,483	166,684
2nd Lien/Senior Secured Debt	20,026	20,267	20,016	20,017
Preferred Stock	3,420	3,420	—	—
Common Stock	—	—	—	—
Total investments	$2,662,401	$2,682,585	$1,782,641	$1,788,119

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	23.7%	27.5%	24.4%	27.4%
Financial Services	9.0	10.5	7.5	8.4
Wireless Telecommunication Services	7.7	8.9	9.3	10.5
Insurance	6.7	7.8	2.1	2.4
Chemicals	5.6	6.5	7.0	7.9
Commercial Services & Supplies	4.5	5.2	3.3	3.7
Diversified Consumer Services	3.7	4.2	6.0	6.7
Media	3.6	4.1	4.4	5.0
Health Care Providers & Services	3.1	3.7	4.2	4.7
Professional Services	3.0	3.5	4.4	5.0
Trading Companies & Distributors	2.9	3.4	4.5	5.0
Health Care Equipment & Supplies	2.8	3.2	0.2	0.2
Consumer Staples Distribution & Retail	2.5	2.9	3.6	4.0
IT Services	1.9	2.2	2.2	2.5
Distributors	1.9	2.2	2.5	2.8
Textiles, Apparel & Luxury Goods	1.7	2.0	2.5	2.8
Automobiles	1.7	2.0	2.6	2.9
Building Products	1.7	1.9	0.8	0.9
Leisure Products	1.6	1.9	1.6	1.8
Pharmaceuticals	1.6	1.8	2.2	2.5
Aerospace & Defense	1.5	1.8	2.0	2.3
Oil, Gas & Consumable Fuels	1.4	1.6	0.4	0.5
Containers & Packaging	1.0	1.2	0.4	0.4
Automobile Components	0.8	0.9	0.3	0.3
Construction & Engineering	0.7	0.9	0.4	0.4
Entertainment	0.7	0.8	0.1	0.1
Technology Hardware & Equipment	0.7	0.8	0.5	0.6
Machinery	0.4	0.5	0.1	0.2
Energy Equipment & Services	0.4	0.5	—	—
Specialty Retail	0.3	0.3	0.1	0.1
Electric Utilities	0.3	0.3	0.1	0.1
Ground Transportation	0.3	0.3	—	—	(1)
Household Durables	0.2	0.3	0.1	0.1
Metals & Mining	0.1	0.2	—	—
Semiconductors & Semiconductor Equipment	0.1	0.2	—	—	(1)
Telecommunications	0.1	0.1	0.1	0.1
Food Products	0.1	0.1	0.1	0.1
Total	100.0%	116.2%	100.0%	112.4%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2024	December 31, 2023
United States	91.1%	93.3%
Canada	4.4	6.7
United Kingdom	3.9	—
Australia	0.6	—
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,384,170	Discounted cash flows	Discount Rate	9.1% — 12.4%	10.3%
1st Lien/Last-Out Unitranche	183,712	Discounted cash flows	Discount Rate	8.7% — 11.0%	10.3%
2nd Lien/Senior Secured Debt	20,267	Discounted cash flows	Discount Rate	—	12.7%
Equity
Preferred Stock	$3,420	Comparable multiples	EV/EBITDA(6)	—	10.0x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$800,680	Discounted cash flows	Discount Rate	9.7% — 11.5%	10.3%
	21,554	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	56,810	Discounted cash flows	Discount Rate	8.9% — 10.7%	10.3%
2nd Lien/Senior Secured Debt	20,017	Discounted cash flows	Discount Rate	—	12.6%

(1)
As of March 31, 2024, included within the fair value of Level 3 assets of $2,055,455 is an amount of $463,886 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,588,149 or 77.4% of Level 3 bank loans, corporate debt, and other debt obligations.
(2)
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
(3)
The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.
(4)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.
(5)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.
(6)
Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$627,130	$1,826,059	$2,453,189	$—	$182,771	$1,418,647	$1,601,418
1st Lien/Last-Out Unitranche	—	—	205,709	205,709	—	—	166,684	166,684
2nd Lien/Senior Secured Debt	—	—	20,267	20,267	—	—	20,017	20,017
Preferred Stock	—	—	3,420	3,420	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—
Investments in Affiliated Money Market Fund	317,450	—	—	317,450	65,977	—	—	65,977
Total	$317,450	$627,130	$2,055,455	$3,000,035	$65,977	$182,771	$1,605,348	$1,854,096

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2024
1st Lien/Senior Secured Debt	$1,418,647	$431,101	$(4,003)	$14,850	$(36,110)	$1,574	$—	$—	$1,826,059	$9,586
1st Lien/Last-Out Unitranche	166,684	39,025	—	(117)	—	117	—	—	205,709	(116)
2nd Lien/Senior Secured Debt	20,017	—	—	240	—	10	—	—	20,267	240
Preferred Stock	—	3,420	—	—	—	—	—	—	3,420	—
Common Stock	—	—	—	—	—	—	—	—	—	—
Total assets	$1,605,348	$473,546	$(4,003)	$14,973	$(36,110)	$1,701	$—	$—	$2,055,455	$9,710

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

The Company did not hold any investments for the three months ended March 31, 2023.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2024, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 549% and 741%.

The Company’s outstanding debt was as follows:

	March 31, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(1)	$1,180,000	$866,102	$313,814	$1,180,000	$951,720	$228,186
BNPP Revolving Credit Facility(2)	200,000	—	200,000	200,000	180,000	20,000
Total debt	$1,380,000	$866,102	$513,814	$1,380,000	$1,131,720	$248,186

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,695,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2024, the Company had outstanding borrowings denominated in USD of $90,000, in Euro of EUR 112,750, in CAD of CAD 117,435 and in AUD of AUD 23,750. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $123,000, in Euro of EUR 15,000, in CAD of CAD 117,435 and in AUD of AUD 0.

(2)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2024, the Company had outstanding borrowings denominated in USD of $200,000. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $20,000.

The combined weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2024 and for the year ended December 31, 2023 were 7.17% and 7.34%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2024 was $348,675 and for the year ended December 31, 2023 was $125,116.

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into the Truist Revolving Credit Facility with Truist Bank (“Truist”), as administrative agent (the “Administrative Agent”), the lenders and issuing banks party thereto. The Company amended the Truist Revolving Credit Facility on August 9, 2023 and November 17, 2023. The total commitments under the Truist Revolving Credit Facility are $1,180,000, of which $800,000 is under a multicurrency sub-facility, $290,000 is under a USD sub-facility and $90,000 is under a term loan tranche as of March 31, 2024. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,695,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on April 6, 2028.

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

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum stockholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of March 31, 2024, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $9,740 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of March 31, 2024 and December 31, 2023, outstanding deferred financing costs were $8,226 and $8,642.

The below table presents the summary information of the Truist Revolving Credit Facility:

For the Three Months Ended
March 31, 2024

Borrowing interest expense	$4,727
Facility fees	885
Amortization of financing costs	513
Total	$6,125
Weighted average interest rate	7.15%
Average outstanding balance	$265,818

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

The BNPP Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of March 31, 2024, the Company and SPV Public I were in compliance with these covenants.

Costs of $1,782 were incurred in connection with obtaining the BNPP Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BNPP Revolving Credit Facility using the straight-line method. As of March 31, 2024 and December 31, 2023, outstanding deferred financing costs were $1,480 and $1,628.

The below table presents the summary information of the BNPP Revolving Credit Facility:

For the Three Months Ended
March 31, 2024
Borrowing interest expense	$1,493
Facility fees	38
Amortization of financing costs	148
Total	$1,679
Weighted average interest rate	7.25%
Average outstanding balance	$82,857

7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	March 31, 2024	December 31, 2023
1st Lien/Senior Secured Debt
Admiral Buyer, Inc. (dba Fidelity Payment Services)	$7,920	$—
Amspec Parent, LLC	11,811	11,811
Aptean, Inc.	17,665	—
AQ Sunshine, Inc. (dba Relation Insurance)	8,003	9,441
Ardonagh Midco 3 PLC	29,383	—
Arrow Buyer, Inc. (dba Archer Technologies)	1,460	2,037
ASM Buyer, Inc.	97,568	97,568
Bamboo US BidCo LLC (aka Baxter)	8,170	8,309
Blast Bidco Inc. (dba Bazooka Candy Brands)	7,366	7,366
Charger Debt Merger Sub, LLC (dba Classic Collision)	232,901	—
Circustrix Holdings, LLC (dba SkyZone)	4,817	4,818
Coretrust Purchasing Group LLC	11,053	11,052
Crewline Buyer, Inc. (dba New Relic)	6,165	6,166
CST Buyer Company (dba Intoxalock)	3,879	3,879
DFS Holding Company, Inc.	5,491	5,491
Formulations Parent Corporation (dba Chase Corp)	9,068	9,068
Frontgrade Technologies Holdings Inc.	3,689	3,689
Fullsteam Operations LLC	38,497	15,230
GovDelivery Holdings, LLC (dba Granicus, Inc.)	5,950	—
GPS Phoenix Buyer, Inc. (dba Guidepoint)	15,659	15,660
Groundworks, LLC	—	942
Harrington Industrial Plastics, LLC	36,321	6,765
Highfive Dental Holdco, LLC	6,856	6,855
Hyland Software, Inc.	4,525	4,525
iCIMS, Inc.	9,380	9,405
iWave Information Systems, Inc.	2,391	2,391
Kene Acquisition, Inc. (dba Entrust)	24,101	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	2,439	—
NAVEX TopCo, Inc.	4,050	4,050
Ncontracts, LLC	10,249	10,788
Northstar Acquisition HoldCo, LLC (dba n2y)	87,166	—
Onyx CenterSource, Inc.	1,100	1,100
Project Accelerate Parent, LLC (dba ABC Fitness)	5,000	—
Recochem, Inc	17,433	17,821
Recorded Books Inc. (dba RBMedia)	2,466	6,278
Rubrik, Inc.	7,879	10,744
Singlewire Software, LLC	3,226	3,226
Solaris (dba Urology Management Holdings, Inc.)	3,123	3,123
Superior Environmental Solutions	2,194	2,298
Trader Corporation	3,439	3,516
UP Acquisition Corp. (dba Unified Power)	3,378	3,378
USA DeBusk, LLC	135,766	—
VASA Fitness Buyer, Inc.	2,611	3,047
Zeus Company, Inc.	22,838	—
Total 1st Lien/Senior Secured Debt	$924,446	$311,837
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$20,941	$28,084
K2 Towers III, LLC	11,437	17,727
Skyway Towers Intermediate LLC	8,632	8,983
Tarpon Towers II LLC	12,653	—
Thor FinanceCo LLC (dba Harmoni Towers)	28,333	28,333
Towerco IV Holdings, LLC	4,672	7,916
Total 1st Lien/Last-Out Unitranche	$86,668	$91,043
2nd Lien/Senior Secured Debt
AWP Group Holdings, Inc.	$4,545	$4,546
Total 2nd Lien/Senior Secured Debt	$4,545	$4,546
Total	$1,015,659	$407,426

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

The Investment Adviser agreed to bear all of the Company’s expenses through the Initial Issuance Date. The Company was obligated to reimburse the Investment Adviser for such advanced expenses upon breaking escrow in connection with the initial closing of the private offering of the Shares and the Investment Adviser requested reimbursement of these expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement.

8. NET ASSETS

The Company has the authority to issue up to 1,000,000,000 Shares, 1,000,000,000 shares of Class D common stock, par value $0.001 per share, 1,000,000,000 shares of Class S common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Three Months Ended March 31, 2024
January 1, 2024	13,232,488	$333,459
February 1, 2024	6,122,455	154,286
March 1, 2024	7,852,924	197,815
Total	27,207,867	$685,560

There were no Shares issued for the three months ended March 31, 2023.

Distributions to Common Stockholders

The Company has adopted a DRIP that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out” of the DRIP. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. If an investor participates in the DRIP, the cash distributions attributable to the class of shares that the investor purchased in our primary offering will be automatically invested in additional shares of the same class. The purchase price for shares purchased under the Company's DRIP will be equal to the most recent available NAV per share for such shares at the time the distribution is payable. The following table summarizes the distributions declared on the Shares and Shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Three Months Ended March 31, 2024
November 1, 2023	January 31, 2024	February 29, 2024	$0.21	284,014
February 27, 2024	February 29, 2024	March 28, 2024	$0.21	303,114
February 27, 2024	March 28, 2024	April 26, 2024	$0.21	328,736

There were no distributions declared on the Company’s common stock for the three months ended March 31, 2023.

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

Share Repurchase Program

Subject to the discretion of the Company’s Board of Directors, the Company intends to maintain a share repurchase program, pursuant to which it intends to offer to repurchase, in each quarter, up to 5% of the Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Company’s Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act. All Shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table presents the share repurchases completed during the three months ended March 31, 2024:

Offer Date	Tender Offer Expiration Date	Repurchase Pricing Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased	Number of Shares Repurchased
February 16, 2024	March 15, 2024	March 31, 2024	5.0%	$25.32	$394	15,551

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.

9. EARNINGS PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings per Share:

For the Three Months Ended
March 31, 2024

Net increase in net assets from operations	$64,435
Weighted average shares outstanding	83,632,769
Basic and diluted earnings (loss) per share	$0.77

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented. There were no Shares outstanding for the three months ended March 31, 2023.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

For the Three Months Ended
March 31, 2024
Per Common Share Data(1):
NAV, beginning of period	$25.20
Net investment income	0.61
Net realized and unrealized gains (losses)(2)	0.14
Net increase in net assets from operations(2)	$0.75
Distributions to common stockholders	(0.63)
Total increase in net assets	$0.12
NAV, end of period	$25.32
Shares outstanding, end of period	91,177,249
Weighted average shares outstanding	83,632,769
Total return based on NAV(3)	3.01%
Supplemental Data/Ratio(4):
Net assets, end of period	$2,309,041
Ratio of net expenses to average net assets	4.02%
Ratio of net expenses before voluntary waivers to average net assets	4.14%
Ratio of expenses (without net incentive fees and interest and other debt expenses) to average net assets	1.37%
Ratio of interest and other debt expenses to average net assets	1.49%
Ratio of net incentive fees to average net assets	1.16%
Ratio of total expenses to average net assets	4.46%
Ratio of net investment income to average net assets	8.70%
Portfolio turnover	3%

(1)
The per share data was derived by using the weighted average Shares outstanding during the applicable period that the Shares were outstanding, except for distributions recorded, which reflects the actual amount per Share for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of Share issuances and distributions.
(3)
Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s DRIP.
(4)
Ratios are annualized, except for, as applicable, fee waivers, expense support, and unvested Incentive Fees. NAV used in ratios represents NAV to common stockholders.

There were no Shares outstanding for the three months ended March 31, 2023.

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

April and May Subscriptions

On April 1, 2024, the Company received $228,589 of proceeds relating to the issuance of 9,027,996 Shares. Included in the aforementioned proceeds is $49,914 that the Company received from affiliates of the Investment Adviser.

On May 1, 2024, the Company received $231,693 of proceeds relating to the issuance of Shares. Included in the aforementioned proceeds is $40,363 that the Company received from an affiliate of the Investment Adviser.

Distributions

On May 1, 2024, the Board of Directors declared monthly distributions from the Company's taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
May 31, 2024	June 26, 2024
June 28, 2024	July 26, 2024
July 31, 2024	August 27, 2024

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through March 31, 2024, we have originated approximately $3.20 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

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

We generally lead the origination of our investments as the primary lender, and we may participate in club deals (which are generally investments made by a small group of firms). Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For additional information, see “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief” in our annual report on Form 10-K for the year ended December 31, 2023. In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2023.

Replacement of Interbank Offered Rates (IBORs) Including the London Interbank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since our inception, substantially all our investments have generally been indexed to SOFR. As of March 31, 2024, we have facilitated an orderly transition of substantially all of our investments and our Revolving Credit Facilities (as defined below) to SOFR or to alternative risk-free reference rates. Any remaining USD LIBOR based investments will have transitioned subsequent to March 31, 2024 or have fallback provisions that will be utilized.

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
•
brokers’ commissions;
•
fees and expenses associated with calculating our net asset value (“NAV”) (including the costs and expenses of any independent valuation firm);
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

With respect to the expenses of the private offering of Shares, the Investment Adviser has agreed to advance all of our organization, offering and other operating expenses on our behalf through the date on which we broke escrow for the private offering of the Shares. Pursuant to the expense support and conditional reimbursement agreement, dated as of March 20, 2023 (the “Expense Support and Conditional Reimbursement Agreement”) with the Investment Adviser, the Investment Adviser may elect to pay certain of our expenses on our behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or stockholder servicing fees of the Company. We may reimburse the Investment Adviser for such advanced expenses only if certain conditions are met. See Note 3 “Expense Support and Conditional Reimbursement Agreement” to our consolidated financial statements included in this report. Any reimbursements will not exceed actual expenses incurred by the Investment Adviser and its affiliates.

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

Leverage

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements. Our board of directors (the “Board of Directors” or the “Board”) and initial member approved the application of the 150% asset coverage ratio to us in accordance with the requirements of the Investment Company Act. While the leverage we employ may be greater or less than these levels from time to time, we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed not to be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective” in our annual report on Form 10-K for the year ended December 31, 2023.

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

Our leverage may take the form of revolving or term loans from financial institutions, such as the Truist Revolving Credit Facility (as defined below) and the BNPP Revolving Credit Facility (as defined below, and together with the Truist Revolving Credit Facility, the "Revolving Credit Facilities"), secured or unsecured bonds, securitization of portions of our investment portfolio, or preferred shares. The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage.” In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings, as well as the risks of such borrowings compared to our investment outlook. The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,433.33	$2,453.19	$1,596.14	$1,601.42
First Lien/Last-Out Unitranche	205.62	205.71	166.48	166.68
Second Lien/Senior Secured Debt	20.03	20.27	20.02	20.02
Preferred Stock	3.42	3.42	—	—
Common Stock	—	—	—	—
Total investments	$2,662.40	$2,682.59	$1,782.64	$1,788.12

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.6%	11.3%	12.0%	11.9%
First Lien/Last-Out Unitranche(2)(3)	12.2%	12.1%	12.3%	12.2%
Second Lien/Senior Secured Debt(2)	14.6%	14.3%	14.6%	14.6%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Total Portfolio	11.6%	11.4%	12.0%	12.0%

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
(4)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

The weighted average yield of our Liquid Investments as of March 31, 2024 and December 31, 2023 was 9.0% and 9.4% at amortized cost and 9.0% and 9.2% at fair value.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2024		December 31, 2023
Number of portfolio companies in which we have Private Credit Investments	55		45
Number of Liquid Investments	149		124
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average loan-to-value (“LTV”)(3)		39.0%		40.0%
Weighted average leverage (net debt/EBITDA)(4)	5.5	x	5.5	x
Weighted average interest coverage(4)	1.6	x	1.6	x
Median EBITDA(4)	$105.80 million		$106.60 million

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

As of March 31, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 22.7% and 26.9% of total Private Credit Investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	March 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	2,679.17	99.9	1,766.57	98.8
Grade 3	3.42	0.1	—	—
Grade 4	—	—	21.55	1.2
Total Investments	$2,682.59	100.0%	$1,788.12	100.0%

The decrease in investments with a grade 4 investment performance rating was primarily driven by an investment with a fair value of $21.55 million being upgraded to grade 2 and grade 3 investment performance ratings due to restructuring.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$2,662.40	100.0%	$1,755.74	98.5%
Non-accrual	—	—	26.90	1.5
Total Investments	$2,662.40	100.0%	$1,782.64	100.0%

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

The following table shows our investment activity by investment type of our Private Credit Investments(1):

For the Three Months Ended
March 31, 2024
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$1,123.48
First Lien/Last-Out Unitranche	34.65
Total	$1,158.13
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$35.25
Total	$35.25
Net increase in portfolio	$1,122.88
Number of new portfolio companies with new investment commitments	11
Total new investment commitment amount in new portfolio companies	$998.64
Average new investment commitment amount in new portfolio companies	$90.79
Number of existing portfolio companies with new investment commitments	5
Total new investment commitment amount in existing portfolio companies	$159.49
Weighted average remaining term for new investment commitments (in years)(2)	6.4
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.7%
Weighted average yield on new investment commitments(5)	10.7%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.7%
Weighted average yield on investments sold or repaid(7)	10.7%

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

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the three months ended March 31, 2024 was $368.81 million. The fair value of Liquid Investments (excluding investments in money market funds, if any) is $503.46 million, or 18.8% of our portfolio as of March 31, 2024.

We had no investment activity for the three months ended March 31, 2023.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Total investment income	$66.63	$—
Net expenses	(15.25)	—
Net investment income	$51.38	$—
Net realized gain (loss) on investments	(4.02)	—
Net unrealized appreciation (depreciation) on investments	14.71	—
Net unrealized appreciation (depreciation) on warehouse transaction	—	1.94
Net realized and unrealized gain (losses) on translations and transactions	2.37	—
Net realized and unrealized gains	$13.06	$1.94
Net increase in net assets from operations	$64.44	$1.94

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Interest income	$61.14	$—
Dividend income	4.52	—
Other income	0.97	—
Total investment income	$66.63	$—

Investment income for the three months ended March 31, 2024 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Interest and other debt expenses	$7.80	$—
Management fees	6.45	—
Incentive fees based on income	6.27	—
Incentive fees based on capital gains	1.63	—
Offering costs	0.70	—
Professional fees	0.46	—
Organization costs	—	0.22
Directors’ fees	0.17	0.08
Other general and administrative expenses	1.10	0.05
Total expenses	$24.58	$0.35
Fee waivers	(2.43)	—
Expense support	(6.90)	(0.35)
Net Expenses	$15.25	$—

In the table above:

•
Interest and other debt expenses for the three months ended March 31, 2024 was $7.80 million due to our entry into the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility.
•
For the three months ended March 31, 2024, Management Fees amounted to $6.45 million.
•
For the three months ended March 31, 2024, Incentive Fees based on income amounted to $6.27 million, of which $2.43 million was waived by the Investment Adviser.
•
For the three months ended March 31, 2024, Incentive Fees based on capital gains amounted to $1.63 million, which was primarily driven by the unrealized appreciation on investments.
•
Other general and administrative expenses increased from $0.05 million for the three months ended March 31, 2023 to $1.10 million for the year ended March 31, 2024, which was primarily driven by the increase in costs associated with servicing an investment portfolio.
•
The Investment Adviser elected to pay $6.90 million of certain of our expenses on our behalf for the three months ended March 31, 2024. For additional information, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements. Additionally, the Investment Adviser agreed to advance all of the organization, offering and other operating expenses on our behalf through the Initial Issuance Date. For the three months ended March 31, 2023, the Investment Adviser agreed to advance $0.35 million.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

For the Three Months Ended
March 31, 2024
(in millions)
Other, net	$(0.02)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(4.00)
Net realized gain (loss)	$(4.02)

For the three months ended March 31, 2024, net realized losses were primarily driven by the restructuring of the first lien debt investment in LCG Vardiman Black, LLC (dba Specialty Dental Brands), which resulted in a realized loss of $4.00 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
March 31, 2024
($ in millions)
Unrealized appreciation	$17.70
Unrealized depreciation	(2.99)
Net change in unrealized appreciation (depreciation) on investments	$14.71

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
March 31, 2024
($ in millions)
Portfolio Company:
Other, net(1)	$6.66
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	5.51
Hyland Software, Inc.	1.46
Rubrik, Inc.	0.94
Computer Services, Inc.	0.91
NAVEX TopCo, Inc.	0.85
Ardonagh Midco 3 PLC	(0.13)
Physician Partners LLC	(0.17)
Recochem, Inc	(0.34)
Harrington Industrial Plastics, LLC	(0.43)
Trader Corporation	(0.55)
Total	$14.71

(1)
For the three months ended March 31, 2024, Other, net includes gross unrealized appreciation of $8.04 million and gross unrealized depreciation of $(1.38) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2024 was primarily driven by tightening of credit spreads and the reversal of unrealized depreciation in connection with the aforementioned restructuring of LCG Vardiman Black, LLC (dba Specialty Dental Brands).

For the three months ended March 31, 2023, we had no realized gains (losses) and $1.94 million in unrealized appreciation (depreciation) in connection with certain purchase agreements that we entered into with a party unaffiliated with the Investment Adviser (the “Warehouse Transaction”). For additional information on the Warehouse Transaction, see Note 11 "Warehouse Transaction” in our consolidated financial statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary use of funds is for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 549% and 741%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

The following table summarizes the securities issued and proceeds related to such issuances:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2024
Class I Common Stock
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
Total	27,207,867	685.56

There were no Shares issued for the three months ended March 31, 2023.

Share Repurchase Program

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase in each quarter up to 5% of our Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The following table presents the share repurchases completed during the three months ended March 31, 2024.

Offer Date	Tender Offer Expiration Date	Repurchase Pricing Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased ($ in millions)	Number of Shares Repurchased
February 16, 2024	March 15, 2024	March 31, 2024	5.0%	$25.32	$0.39	15,551

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.

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

Contractual Obligations

We have entered into the Investment Management Agreement with Goldman Sachs Asset Management (in its capacity as the Investment Adviser) to provide us with investment advisory services and the Administration Agreement with State Street Bank and Trust Company (in its capacity as the administrator, the “Administrator”) to provide us with administrative services. Payments for investment advisory services under the Investment Management Agreement are described in “Item 1. Business—Investment Management Agreement” in our annual report on Form 10-K for the year ended December 31, 2023.

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

We entered into multiple purchase agreements (as amended, the “Purchase Agreements”) with Macquarie Bank Limited (the “Financing Provider”) and an affiliate of the Investment Adviser, pursuant to which we purchased certain investments (the “Portfolio Investments”) from the Financing Provider at the prices determined under the Purchase Agreements. See Note 11 “Warehouse Transaction” in our consolidated financial statements included in this report for additional information.

The following table shows our contractual obligations as of March 31, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$313.81	$—	$—	$313.81	$—
BNPP Revolving Credit Facility(2)	$200.00	$—	$200.00	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2024, the Company had outstanding borrowings denominated in USD of $90.00 million, in Euro of EUR 112.75 million, in CAD of CAD 117.43 million and in AUD of AUD 23.75 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2024, the Company had outstanding borrowings denominated in USD of $200.00 million.

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

BNPP Revolving Credit Facility

On September 28, 2023, GS Private Credit SPV Public I LLC (“SPV Public I”), a wholly owned subsidiary of the Company, entered into a revolving credit facility (the “BNPP Revolving Credit Facility”) with BNP Paribas (“BNPP”), as administrative agent, State Street Bank and Trust Company, as collateral agent, us, as equityholder and investment advisor, and the lenders party thereto.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	March 31, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$924.45	$311.84
First Lien/Last-Out Unitranche	86.67	91.04
Second Lien/Senior Secured Debt	4.54	4.55
Total	$1,015.66	$407.43

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

RECENT DEVELOPMENTS

April and May Subscriptions

On April 1, 2024, we received $228.59 million of proceeds, relating to the issuance of 9,027,996 Shares.

On May 1, 2024, we received $231.69 million of proceeds, relating to the issuance of Shares.

Distributions

On May 1, 2024, our Board of Directors declared monthly distributions from our taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
May 31, 2024	June 26, 2024
June 28, 2024	July 26, 2024
July 31, 2024	August 27, 2024

Other Matters

In March 2024, the SEC adopted final rules requiring registrants to provide certain climate-related disclosures to the extent they are material. These rules require certain disclosures related to severe weather events and other natural conditions in notes to audited financial statements. These disclosures are required to be phased-in over multiple years beginning with fiscal year 2025 for large accelerated filers followed by other filers. However, in April 2024, the SEC stayed the implementation of these rules, pending the outcome of litigation challenging the rules.

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

As of March 31, 2024 and December 31, 2023 on a fair value basis, 100% and 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility each bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure.

As of March 31, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$69.01	$(9.41)	$59.60
Up 200 basis points	46.01	(6.27)	39.74
Up 100 basis points	23.00	(3.14)	19.86
Up 75 basis points	17.26	(2.35)	14.91
Up 50 basis points	11.51	(1.56)	9.95
Up 25 basis points	5.75	(0.79)	4.96
Down 25 basis points	(5.75)	0.79	(4.96)
Down 50 basis points	(11.51)	1.56	(9.95)
Down 75 basis points	(17.26)	2.35	(14.91)
Down 100 basis points	(23.00)	3.14	(19.86)
Down 200 basis points	(46.01)	6.27	(39.74)
Down 300 basis points	(69.01)	9.41	(59.60)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 5, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total securities issued and proceeds:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2024
Class I Common Stock
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
Total	27,207,867	685.56

Each of the above issuances and sales of our Shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D or Regulation S under the Securities Act, as applicable. Each purchaser of the Shares was required to represent that it (i) is either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Shares sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the Shares for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Issuer Purchases of Equity Securities

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our outstanding Shares (by number of shares) as of the close of the previous calendar quarter. Our Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interests of us and our stockholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All Shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase such Shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Shares repurchased (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date and does not include Shares received under our distribution reinvestment plan. The Early Repurchase Deduction may be waived by us in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of our remaining stockholders.

The following table sets forth information regarding repurchases of Shares under our share repurchase program during the three months ended March 31, 2024:

Offer Date	Tender Offer Expiration Date	Repurchase Pricing Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased ($ in millions)	Number of Shares Repurchased
February 16, 2024	March 15, 2024	March 31, 2024	5.0%	$25.32	$0.39	15,551

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.

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

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: May 9, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)