Form 10-Q
period 2024-06-30
Goldman Sachs Private Credit Corp.
filed 2024-08-13
CIK 1920145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 13, 2024, was 129,865,699. Common shares outstanding exclude August 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

GOLDMAN SACHS PRIVATE CREDIT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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
•
the impact on our business from new or amended legislation or regulations;
•
the availability of credit and/or our ability to access the equity and capital markets;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•
the impact of elevated inflation and interest rates and the risk of recession on our portfolio companies;
•
the impact of uncertainties relating to the 2024 U.S. presidential election;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024 (Unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,858,715 and $1,782,641)	$3,876,847	$1,788,119
Non-controlled affiliated investments (cost of $46,709 and $—)	46,590	—
Total investments, at fair value (cost of $3,905,424 and $1,782,641)	$3,923,437	$1,788,119
Investments in affiliated money market fund (cost of $123,960 and $65,977)	123,960	65,977
Cash	135,692	19,325
Interest and dividends receivable	26,036	11,728
Deferred financing costs	13,473	10,270
Receivable for investments sold	20,084	8,882
Deferred offering costs	657	886
Receivable from investment adviser	2,077	350
Other assets	155	363
Total assets	$4,245,571	$1,905,900
Liabilities
Debt	$1,027,547	$248,186
Payable for investments purchased	112,614	41,073
Distribution payable	25,382	13,259
Interest and other debt expenses payable	1,849	1,704
Management fees payable	3,163	3,076
Incentive fees based on income payable	8,019	4,254
Incentive fees based on capital gains payable	1,995	492
Payable for share repurchases	12,997	—
Accrued expenses and other liabilities	5,473	3,019
Total liabilities	$1,199,039	$315,063
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (1,000,000,000 shares authorized, 120,352,179 and 63,140,236 common shares issued and outstanding as of June 30, 2024 and December 31, 2023)	120	63
Paid-in capital in excess of par	3,033,378	1,588,575
Distributable earnings (loss)	13,034	2,199
Total net assets	$3,046,532	$1,590,837
Total liabilities and net assets	$4,245,571	$1,905,900
Net asset value per common share	$25.31	$25.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$92,028	$11,938	$153,144	$11,938
Other income	1,854	106	2,822	106
From non-controlled affiliated investments:
Interest income	1,085	—	1,107	—
Dividend income	3,511	297	8,030	297
Other income	44	—	44	—
Total investment income	$98,522	$12,341	$165,147	$12,341
Expenses:
Interest and other debt expenses	$15,525	$2,349	$23,329	$2,349
Management fees	8,631	1,046	15,076	1,046
Incentive fees based on income	9,031	790	15,301	790
Incentive fees based on capital gains	(129)	300	1,503	300
Offering costs	352	465	1,048	465
Professional fees	481	279	940	279
Organization costs	—	170	—	392
Directors’ fees	166	81	332	160
Other general and administrative expenses	1,399	333	2,505	382
Total expenses	$35,456	$5,813	$60,034	$6,163
Fee waivers	(3,503)	(1,836)	(5,928)	(1,836)
Expense support	(3,153)	(2,045)	(10,058)	(2,395)
Reimbursable expenses previously borne by Investment Adviser	—	1,512	—	1,512
Net expenses	$28,800	$3,444	$44,048	$3,444
Net investment income	$69,722	$8,897	$121,099	$8,897
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(367)	$2	$(4,383)	$2
Foreign currency transactions	154	(7)	(373)	(7)
Warehouse transaction	—	2,617	—	2,617
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(1,887)	655	12,654	655
Non-controlled affiliated investments	(284)	—	(119)	—
Foreign currency translations	1,346	(869)	4,241	(869)
Warehouse transaction	—	(1,944)	—	—
Net realized and unrealized gains	$(1,038)	$454	$12,020	$2,398
Net increase in net assets from operations	$68,684	$9,351	$133,119	$11,295
Weighted average common shares and common units outstanding	110,477,322	14,247,479	97,055,046	14,247,479
Basic and diluted net investment income per share	$0.63	$0.62	$1.25	$0.62
Basic and diluted earnings (loss) per share	$0.62	$0.66	$1.37	$0.79

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net assets at beginning of period	$2,309,041	$1,945	$1,590,837	$1
Increase (decrease) in net assets from operations:
Net investment income	$69,722	$8,897	$121,099	$8,897
Net realized gain (loss)	(213)	2,612	(4,756)	2,612
Net change in unrealized appreciation (depreciation)	(825)	(2,158)	16,776	(214)
Net increase in net assets from operations	$68,684	$9,351	$133,119	$11,295
Distributions to stockholders from:
Distributable earnings to common stockholders	$(69,604)	$(8,471)	$(122,284)	$(8,471)
Distributable earnings to preferred stockholders	—	(15)	—	(15)
Total distributions to stockholders	$(69,604)	$(8,486)	$(122,284)	$(8,486)
Capital transactions:
Issuance of common shares	$723,980	$471,497	$1,409,540	$471,497
Issuance of preferred shares	—	515	—	515
Repurchased shares, net of early repurchase deduction	(12,989)	—	(13,383)	—
Reinvestment of common stockholder distributions	27,420	1,678	48,703	1,678
Net increase in net assets from capital transactions	$738,411	$473,690	$1,444,860	$473,690
Total increase in net assets	$737,491	$474,555	$1,455,695	$476,499
Net assets at end of period	$3,046,532	$476,500	$3,046,532	$476,500
Net assets for common shares	$3,046,532	$475,985	$3,046,532	$475,985
Net assets for preferred shares	$—	$515	$—	$515
Distributions per common share	$0.63	$0.59	$1.26	$0.59

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Net increase in net assets from operations:	$133,119	$11,295
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(2,248,074)	(496,944)
Payment-in-kind interest capitalized	(2,506)	(315)
Investments in affiliated money market fund, net	(57,983)	(54,842)
Proceeds from sales of investments and principal repayments	129,477	2,935
Net realized (gain) loss on investments	4,383	(2)
Net change in unrealized (appreciation) depreciation on investments	(12,535)	(655)
Net change in unrealized (appreciation) depreciation on foreign currency translation	37	(9)
Amortization of premium and accretion of discount, net	(6,063)	(417)
Amortization of deferred financing costs	1,364	283
Amortization of deferred offering costs	1,048	465
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(11,202)	—
(Increase) decrease in interest and dividends receivable	(14,308)	(1,755)
(Increase) decrease in receivable from investment adviser	(1,727)	(315)
(Increase) decrease in other assets	208	(1,626)
Increase (decrease) in interest and other debt expenses payable	726	714
Increase (decrease) in management fees payable	87	—
Increase (decrease) in incentive fees based on income payable	3,765	—
Increase (decrease) in incentive fees based on capital gains payable	1,503	300
Increase (decrease) in payable for investments purchased	71,541	35,833
Increase (decrease) in accrued expenses and other liabilities	2,528	927
Net cash provided by (used for) operating activities	$(2,004,612)	$(504,128)
Cash flows from financing activities:
Proceeds from issuance of common shares	$1,409,540	$471,497
Proceeds from issuance of preferred shares	—	515
Repurchased shares, net of early repurchase deduction	(386)	—
Offering costs paid	(893)	(1,071)
Common stock distributions paid	(61,458)	(2,829)
Preferred stock distributions paid	—	(15)
Financing costs paid	(5,148)	(5,878)
Borrowings on debt	1,434,361	322,823
Repayments of debt	(655,000)	(137,014)
Net cash provided by (used for) financing activities	$2,121,016	$648,028
Net increase (decrease) in cash	$116,404	$143,900
Effect of foreign exchange rate changes on cash and cash equivalents	(37)	9
Cash, beginning of period	19,325	1
Cash, end of period	$135,692	$143,910
Supplemental and non-cash activities
Interest expense paid	$19,466	$1,275
Accrued but unpaid distributions	$25,382	$3,964
Reinvestment of common stockholder distributions	$48,703	$1,678
Accrued but unpaid share repurchases	$12,997	$—
Exchange of investments	$45,192	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Debt Investments - 128.51%
Australia - 0.50%
1st Lien/Senior Secured Debt - 0.50%
Ardonagh Midco 3 PLC	Insurance	9.16%	B + 4.75%	02/17/31	AUD	23,324	$14,941	$15,326	(6) (7)
Ardonagh Midco 3 PLC	Insurance		B + 4.75%	02/17/31	AUD	11,674	(67)	(117)	(6) (7) (8)
Total 1st Lien/Senior Secured Debt							14,874	15,209
Total Australia							$14,874	$15,209
Canada - 4.78%
1st Lien/Senior Secured Debt - 4.78%
Trader Corporation	Automobiles	11.74%	C + 6.75%	12/21/29	CAD	61,336	$44,427	$44,835	(6) (7)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD	4,658	(82)	—	(6) (7) (8)
Recochem, Inc	Chemicals	11.03%	C + 5.75%	11/01/30	CAD	58,040	41,086	42,425	(6) (7) (9)
Recochem, Inc	Chemicals	11.09%	S + 5.75%	11/01/30		25,359	24,854	25,359	(6) (7) (9)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD	14,168	(92)	—	(6) (7) (8) (9)
Recochem, Inc	Chemicals	11.08%	S + 5.75%	11/01/30		12,829	12,589	12,829	(6) (7) (9)
Recochem, Inc	Chemicals	11.10%	S + 5.75%	11/01/30	CAD	9,446	1,388	1,522	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.00%	02/01/27		$3,326	—	—	(6) (8) (9)
iWave Information Systems, Inc.	Software	12.23%	S + 6.75%	11/23/28		19,315	18,912	18,832	(6) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		2,391	(47)	(60)	(6) (7) (8)
Total 1st Lien/Senior Secured Debt							143,035	145,742
Total Canada							$143,035	$145,742
United Kingdom - 3.38%
1st Lien/Senior Secured Debt - 3.38%
Ardonagh Midco 3 PLC	Insurance	8.67%	E + 4.75%	02/17/31	EUR	97,908	$104,305	$103,281	(6) (7)
Ardonagh Midco 3 PLC	Insurance		E + 4.75%	02/17/31	EUR	20,183	(183)	(324)	(6) (7) (8)
Total 1st Lien/Senior Secured Debt							104,122	102,957
Total United Kingdom							$104,122	$102,957
United States - 119.85%
1st Lien/Senior Secured Debt - 112.00%
ADS Tactical, Inc.	Aerospace & Defense		S + 4.75%	03/19/26		$3,838	$3,845	$3,842	(10)
Bleriot US Bidco Inc.	Aerospace & Defense		S + 3.25%	10/31/30		748	751	751	(10)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	10.33%	S + 5.00%	01/09/30		35,212	34,305	34,948	(7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28		3,689	(83)	(28)	(7) (8)
Kaman Corporation	Aerospace & Defense		S + 3.50%	04/21/31		2,550	2,564	2,563	(10)
Propulsion (BC) Finco S.a.r.l.	Aerospace & Defense	9.08%	S + 3.75%	09/14/29		1,318	1,320	1,321
VisionSafe Holdings, Inc.	Aerospace & Defense	11.33%	S + 6.00%	04/19/30		9,900	9,707	9,702	(9)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/19/30		1,320	(26)	(26)	(8) (9)
Autokiniton US Holdings, Inc.	Automobile Components	9.46%	S + 4.00%	04/06/28		9,978	10,021	10,024
BBB Industries LLC	Automobile Components	10.69%	S + 5.25%	07/25/29		394	378	381
Clarios Global LP	Automobile Components	8.34%	S + 3.00%	05/06/30		374	374	375
Dealer Tire Financial, LLC	Automobile Components	9.09%	S + 3.75%	12/14/27		7,491	7,538	7,469
DexKo Global Inc.	Automobile Components	9.35%	S + 3.75%	10/04/28		1,831	1,805	1,820

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
First Brands Group, LLC	Automobile Components		S + 5.00%	03/30/27	$6,533	$6,531	$6,482	(10)
First Brands Group, LLC	Automobile Components	10.59%	S + 5.00%	03/30/27	124	124	123
Mavis Tire Express Services Corp.	Automobile Components	9.09%	S + 3.75%	05/04/28	2,877	2,875	2,881
Truck Hero, Inc.	Automobile Components	8.96%	S + 3.50%	01/31/28	246	238	245
American Builders & Contractors Supply Co., Inc.	Building Products		S + 2.00%	01/31/31	14,972	15,012	14,992	(10)
Chamberlain Group Inc	Building Products	8.69%	S + 3.25%	11/03/28	7,487	7,470	7,477
Cornerstone Building Brands, Inc.	Building Products	8.68%	S + 3.25%	04/12/28	690	678	672
Icebox Holdco III, Inc.	Building Products	9.35%	S + 3.75%	12/22/28	1,857	1,834	1,860
MI Windows and Doors, LLC	Building Products	8.84%	S + 3.50%	03/28/31	2,200	2,221	2,211
Oscar AcquisitionCo, LLC	Building Products	9.58%	S + 4.25%	04/29/29	2,552	2,549	2,549
Potters Industries, LLC	Building Products	9.08%	S + 3.75%	12/14/27	3,920	3,938	3,933
Quikrete Holdings, Inc.	Building Products		S + 2.25%	03/19/29	7,841	7,858	7,841	(10)
Standard Industries, Inc.	Building Products	7.34%	S + 2.00%	09/22/28	19,913	19,977	19,946
Vector WP Holdco, Inc.	Building Products	10.46%	S + 5.00%	10/12/28	220	218	219
Albaugh, LLC	Chemicals	9.08%	S + 3.75%	04/06/29	942	930	920
Ascend Performance Materials Operations, LLC	Chemicals	10.07%	S + 4.75%	08/27/26	2,102	2,060	2,097
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.07%	S + 5.75%	11/15/30	54,273	53,255	53,187	(7) (9)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	9,068	(163)	(181)	(7) (8) (9)
Illuminate Buyer, LLC	Chemicals	8.96%	S + 3.50%	12/31/29	8,538	8,555	8,565
INEOS Enterprises Holdings US Finco, LLC	Chemicals		S + 3.75%	07/08/30	12,496	12,524	12,502	(10)
INEOS Styrolution US Holding LLC	Chemicals		S + 2.75%	01/29/26	1,398	1,396	1,396	(10)
Innophos, Inc.	Chemicals	9.21%	S + 3.75%	02/05/27	7,488	7,461	7,434
LSF11 A5 Holdco, LLC	Chemicals	8.96%	S + 3.50%	10/15/28	7,487	7,475	7,478
Olympus Water US Holding Corporation	Chemicals		S + 3.50%	06/20/31	5,237	5,252	5,242	(10)
Sparta U.S. HoldCo LLC	Chemicals		S + 3.25%	08/02/30	1,836	1,838	1,834	(10)
W.R. Grace & Co.-Conn.	Chemicals		S + 3.25%	09/22/28	1,421	1,432	1,426	(10)
AlixPartners, LLP	Commercial Services & Supplies	7.96%	S + 2.50%	02/04/28	12,465	12,499	12,467
Allied Universal Holdco LLC	Commercial Services & Supplies	9.19%	S + 3.75%	05/12/28	813	789	810
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	83,784	—	—	(8) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	10,811	—	—	(8) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	5,405	—	—	(8) (9)
BEP Intermediate Holdco LLC (dba Buyers Edge)	Commercial Services & Supplies	9.09%	S + 3.75%	04/25/31	46,525	46,301	46,641
Conservice Midco, LLC	Commercial Services & Supplies	9.34%	S + 4.00%	05/13/27	2,626	2,635	2,626
Covanta Holding Corporation	Commercial Services & Supplies	8.08%	S + 2.75%	11/30/28	2,513	2,517	2,512
Covanta Holding Corporation	Commercial Services & Supplies	8.08%	S + 2.75%	11/30/28	137	138	137
Da Vinci Purchaser Corp.	Commercial Services & Supplies	8.84%	S + 4.00%	01/08/27	1,318	1,321	1,318
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	10.58%	S + 5.25%	02/07/31	41,794	40,990	41,167	(7) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	18,539	(175)	(278)	(7) (8) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	5,562	(105)	(83)	(7) (8) (9)
Madison IAQ LLC	Commercial Services & Supplies		S + 2.75%	06/21/28	3,930	3,935	3,931	(10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29	$10,369	$10,139	$10,265	(7) (9)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	3,134	(38)	(31)	(7) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29	1,567	487	507	(7) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29	1,563	1,527	1,547	(7) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29	521	508	516	(7) (9)
Thevelia (US), LLC	Commercial Services & Supplies		S + 4.00%	06/18/29	2,161	2,171	2,174	(10)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.33%	S + 6.00%	10/31/29	21,514	21,069	21,191	(7) (9)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29	3,378	(68)	(51)	(7) (8) (9)
USA DeBusk, LLC	Commercial Services & Supplies	10.58%	S + 5.25%	04/30/31	81,397	80,197	80,176	(9)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	04/30/31	29,939	(219)	(449)	(8) (9)
USA DeBusk, LLC	Commercial Services & Supplies	10.58%	S + 5.25%	04/30/30	11,227	2,044	2,040	(8) (9)
Vaco Holdings, LLC	Commercial Services & Supplies	10.48%	S + 5.00%	01/21/29	812	762	805
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	11.19%	S + 5.75%	05/01/29	94,343	93,712	93,701	(9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	11.19%	S + 5.75%	05/01/29	9,904	4,226	4,224	(8) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29	8,253	(55)	(112)	(8) (9)
Wand NewCo 3, Inc.	Commercial Services & Supplies	9.09%	S + 3.75%	01/30/31	5,000	5,027	5,030
Brown Group Holding, LLC	Construction & Engineering	8.35%	S + 3.00%	07/02/29	4,229	4,233	4,224
DG Investment Intermediate Holdings 2, Inc.	Construction & Engineering	9.21%	S + 3.75%	03/31/28	3,920	3,893	3,905
Energize HoldCo, LLC	Construction & Engineering	9.21%	S + 3.75%	12/08/28	7,483	7,486	7,491
KKR Apple Bidco, LLC	Construction & Engineering	8.21%	S + 2.75%	09/22/28	7,487	7,480	7,490
Rockwood Service Corporation	Construction & Engineering		S + 4.00%	01/23/27	3,872	3,890	3,890	(10)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.33%	S + 6.00%	10/04/30	62,976	61,515	62,347	(7) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	7,366	(162)	(74)	(7) (8) (9)
IRB Holding Corp.	Consumer Staples Distribution & Retail	8.19%	S + 2.75%	12/15/27	9,964	9,976	9,953
Berlin Packaging LLC	Containers & Packaging		S + 3.75%	06/09/31	7,490	7,468	7,490	(10)
Charter NEX US, Inc.	Containers & Packaging	8.84%	S + 3.50%	12/01/27	7,508	7,527	7,516
Clydesdale Acquisition Holdings, Inc.	Containers & Packaging	9.12%	S + 3.68%	04/13/29	7,486	7,497	7,497
LABL, Inc.	Containers & Packaging	10.44%	S + 5.00%	10/29/28	148	148	146
Pregis TopCo Corporation	Containers & Packaging	9.34%	S + 4.00%	07/31/26	3,929	3,948	3,928
Proampac PG Borrower LLC	Containers & Packaging	9.33%	S + 4.00%	09/15/28	1,317	1,324	1,319
Reynolds Group Holdings, Inc.	Containers & Packaging	8.68%	S + 3.25%	09/24/28	7,881	7,902	7,884
TricorBraun Holdings, Inc.	Containers & Packaging	8.71%	S + 3.25%	03/03/28	4,979	4,935	4,966
BCPE Empire Holdings, Inc.	Distributors	9.34%	S + 4.00%	12/11/28	5,210	5,227	5,208
CD&R Hydra Buyer Inc.	Distributors	9.44%	S + 4.00%	03/25/31	1,446	1,459	1,449
DFS Holding Company, Inc.	Distributors	12.44%	S + 7.00%	01/31/29	40,045	39,034	39,444	(7)
DFS Holding Company, Inc.	Distributors	12.44%	S + 7.00%	01/31/29	8,426	2,794	2,808	(7) (8)
Fluid-Flow Products, Inc.	Distributors		S + 3.75%	03/31/28	3,554	3,553	3,551	(10)
Windsor Holdings III, LLC	Distributors	9.34%	S + 4.50%	08/01/30	1,567	1,572	1,575
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	11.33%	S + 6.00%	04/26/29	17,820	17,473	17,464	(9) (11)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	8,250	(159)	(165)	(8) (9) (11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	$1,650	$(32)	$(33)	(8) (9) (11)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	10.35%	S + 5.00%	06/06/31	76,478	76,098	76,095	(9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	43,878	(326)	(329)	(8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	12.50%	P + 5.00%	06/06/31	10,970	2,579	2,578	(8) (9)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.44%	S + 5.00%	11/01/28	45,004	42,985	44,554	(7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.44%	S + 5.00%	11/01/28	4,310	243	388	(7) (8)
Genuine Financial Holdings, LLC	Diversified Consumer Services		S + 4.00%	09/27/30	3,641	3,629	3,624	(10)
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	9.21%	S + 3.75%	12/15/28	2,406	2,409	2,402
Spotless Brands, LLC	Diversified Consumer Services	12.25%	S + 6.75%	07/25/28	32,439	31,641	32,196	(7)
Spotless Brands, LLC	Diversified Consumer Services	12.23%	S + 6.75%	07/25/28	5,029	4,904	4,991	(7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	10.33%	S + 5.00%	05/01/31	49,538	49,051	49,043	(9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/31	12,923	—	—	(8) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	7,538	(73)	(75)	(8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.94%	S + 7.50%	08/14/28	15,135	14,677	15,060	(7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.94%	S + 7.50%	08/14/28	2,612	818	857	(7) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	435	(13)	(2)	(7) (8) (9)
Calpine Corporation	Electric Utilities		S + 2.00%	01/31/31	679	676	677	(10)
Generation Bridge Northeast, LLC	Electric Utilities	8.84%	S + 3.50%	08/22/29	7,497	7,551	7,534
GIP Pilot Acquisition Partners LP	Energy Equipment & Services	7.83%	S + 2.50%	10/04/30	3,940	3,959	3,940
WhiteWater DBR HoldCo, LLC	Energy Equipment & Services	8.08%	S + 2.75%	03/03/31	1,325	1,325	1,326
Whitewater Whistler Holdings, LLC	Energy Equipment & Services		S + 2.25%	02/15/30	7,197	7,227	7,191	(10)
Arcis Golf LLC	Entertainment		S + 3.75%	11/24/28	3,929	3,955	3,932	(10)
Fender Musical Instruments Corporation	Entertainment		S + 4.00%	12/01/28	1,800	1,782	1,769	(10)
PCI Gaming Authority	Entertainment		S + 2.50%	05/29/26	19,241	19,310	19,193	(10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.83%	S + 5.50%	05/08/28	45,288	44,960	44,948	(7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	5,940	(42)	(45)	(7) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.84%	S + 5.50%	05/08/28	1,975	1,941	1,960	(7) (9)
Advisor Group, Inc.	Financial Services		S + 4.00%	08/17/28	2,625	2,632	2,632	(10)
AllSpring Buyer, LLC	Financial Services	8.89%	S + 3.25%	11/01/28	7,820	7,813	7,797
Citadel Securities LP	Financial Services	7.59%	S + 2.25%	07/29/30	12,463	12,470	12,494
Computer Services, Inc.	Financial Services	10.60%	S + 5.25%	11/15/29	49,371	47,165	48,878	(7)
Coretrust Purchasing Group LLC	Financial Services	10.59%	S + 5.25%	10/01/29	37,379	36,045	37,006	(7)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	5,526	(135)	(55)	(7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	5,526	(122)	(55)	(7) (8)
DRW Holdings, LLC	Financial Services	8.85%	S + 3.50%	06/17/31	14,989	14,998	14,966
Edelman Financial Center, LLC	Financial Services	8.59%	S + 3.25%	04/07/28	2,611	2,603	2,613
Eisner Advisory Group LLC	Financial Services	9.34%	S + 4.00%	02/28/31	1,318	1,315	1,329
Franklin Square Holdings, L.P.	Financial Services	7.59%	S + 2.25%	04/25/31	2,000	1,995	1,997
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	36,677	35,490	36,310	(7) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	22,748	(160)	(227)	(7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	$11,542	$8,409	$8,585	(7) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	5,687	(40)	(57)	(7) (8) (9)
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	5,130	2,905	2,968	(7) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	2,052	(56)	(21)	(7) (8) (9)
NEXUS Buyer LLC	Financial Services		S + 4.50%	12/13/28	1,322	1,307	1,321	(10)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	10.08%	S + 4.75%	05/16/31	135,000	134,334	134,325	(6) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	10.54%	S + 5.25%	02/24/31	35,000	34,662	34,650	(7) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	5,000	(48)	(50)	(7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.34%	S + 6.00%	02/01/27	59,263	58,987	58,980	(6) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.34%	S + 6.00%	02/01/27	5,728	375	375	(6) (8) (9)
Syncapay Inc	Financial Services	11.96%	S + 6.50%	12/10/27	359	358	359
Chobani, LLC	Food Products	8.71%	S + 3.25%	10/25/27	492	493	493
Froneri International Ltd.	Food Products	7.69%	S + 2.25%	01/29/27	812	806	811
Kenan Advantage Group, Inc.	Ground Transportation	9.09%	S + 3.75%	01/25/29	9,972	10,009	10,009
Medline Borrower, LP	Health Care Equipment & Supplies		S + 2.75%	10/23/28	12,473	12,488	12,489	(10)
Zeus Company, Inc.	Health Care Equipment & Supplies	10.83%	S + 5.50%	02/28/31	70,145	69,127	69,443	(7) (9)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/31	13,050	(93)	(131)	(7) (8) (9)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30	9,788	(139)	(98)	(7) (8) (9)
Electron BidCo, Inc.	Health Care Providers & Services	8.46%	S + 3.00%	11/01/28	3,920	3,914	3,916
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.19%	S + 6.75%	06/13/28	8,727	8,508	8,508	(7) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	5,876	(141)	(147)	(7) (8) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	979	(23)	(24)	(7) (8) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.44%	S + 7.00% (Incl. 7.44% PIK)	03/18/27	20,471	20,097	20,062	(7) (9) (11)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.44%	S + 7.00% (Incl. 7.44% PIK)	03/18/27	2,454	1,675	1,879	(7) (8) (9) (11) (12)
LifePoint Health, Inc.	Health Care Providers & Services	9.33%	S + 4.00%	05/17/31	3,725	3,725	3,728
LifePoint Health, Inc.	Health Care Providers & Services	10.06%	S + 5.50%	11/16/28	323	308	325
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.76%	S + 6.25%	06/15/26	14,650	14,362	14,504	(7)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.76%	S + 6.25%	06/15/26	7,415	7,273	7,341	(7)
Summit Behavioral Healthcare, LLC	Health Care Providers & Services	9.60%	S + 4.25%	11/24/28	1,319	1,321	1,324
Vizient, Inc.	Health Care Providers & Services		S + 2.25%	05/16/29	3,930	3,945	3,943	(10)
AI Aqua Merger Sub, Inc.	Household Durables	9.33%	S + 4.00%	07/31/28	4,177	4,180	4,182
Kronos Acquisition Holdings Inc.	Household Products	9.36%	S + 3.75%	12/22/26	7,500	7,526	7,487
Acrisure, LLC	Insurance	8.59%	L + 3.50%	02/15/27	2,608	2,579	2,603
Alliant Holdings Intermediate, LLC	Insurance	8.83%	S + 3.50%	11/06/30	809	806	811
AmWINS Group, Inc.	Insurance		S + 2.25%	02/19/28	3,144	3,154	3,140	(10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	15,078	14,948	15,040	(7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.74%	S + 6.25%	04/15/27	8,246	2,006	2,055	(7) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	8,188	8,117	8,168	(7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	5,890	5,839	5,875	(7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	1,542	1,528	1,538	(7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	$1,479	$1,467	$1,476	(7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	1,191	(15)	(3)	(7) (8) (9)
Asurion LLC	Insurance	9.69%	S + 4.25%	08/19/28	172	173	171
Broadstreet Partners, Inc.	Insurance		S + 3.25%	06/14/31	1,850	1,855	1,844	(10)
HUB International Limited	Insurance	8.57%	S + 3.25%	06/20/30	7,481	7,503	7,494
OneDigital Borrower, LLC	Insurance	9.69%	S + 4.25%	11/16/27	2,607	2,617	2,598
Sedgwick Claims Management Services, Inc.	Insurance	9.09%	S + 3.75%	02/24/28	4,996	5,005	4,995
USI, Inc.	Insurance	8.10%	S + 2.75%	11/22/29	5,219	5,224	5,215
USI, Inc.	Insurance		S + 2.75%	09/27/30	4,763	4,781	4,761	(10)
CNT Holdings I Corp.	IT Services	8.83%	S + 3.50%	11/08/27	9,978	10,010	9,995
Getty Images, Inc.	IT Services	9.93%	S + 4.50%	02/19/26	14,227	14,258	14,201
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.33%	S + 6.00%	10/02/29	33,470	32,862	32,968	(7) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	8,700	(77)	(130)	(7) (8) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	6,960	(123)	(104)	(7) (8) (9)
Ingram Micro, Inc.	IT Services	8.60%	S + 3.00%	06/30/28	1,036	1,036	1,040
MH Sub I, LLC	IT Services	9.59%	S + 4.25%	05/03/28	5,226	5,196	5,217
Alterra Mountain Company	Leisure Products	8.59%	S + 3.25%	08/17/28	6,550	6,582	6,561
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.84%	S + 6.50%	07/18/28	24,864	24,301	24,616	(7) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.83%	S + 6.50%	07/18/28	3,212	2,503	2,537	(7) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	1,606	(33)	(16)	(7) (8) (9)
MajorDrive Holdings IV LLC	Leisure Products		S + 4.00%	06/01/28	5,921	5,933	5,927	(10)
SRAM, LLC	Leisure Products	8.21%	S + 2.75%	05/18/28	10,244	10,277	10,236
Brookfield WEC Holdings Inc.	Machinery	8.09%	S + 2.75%	01/27/31	1,850	1,850	1,850
Engineered Machinery Holdings, Inc.	Machinery	9.35%	S + 3.75%	05/19/28	3,929	3,923	3,941
Pro Mach Group, Inc.	Machinery	8.84%	S + 3.50%	08/31/28	1,320	1,325	1,326
SPX Flow, Inc.	Machinery		S + 3.50%	04/05/29	3,486	3,500	3,505	(10)
ABG Intermediate Holdings 2 LLC	Media	8.09%	S + 2.75%	12/21/28	4,179	4,199	4,179
Fleet Midco I Limited	Media	8.59%	S + 3.25%	02/21/31	1,325	1,326	1,330
Recorded Books Inc. (dba RBMedia)	Media	11.60%	S + 6.25%	09/03/30	77,187	75,246	76,415	(7) (9)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	08/31/30	9,058	—	91	(7) (8) (9)
Recorded Books Inc. (dba RBMedia)	Media		S + 6.25%	08/31/28	6,278	(145)	(63)	(7) (8) (9)
Red Ventures, LLC	Media	8.34%	S + 3.00%	03/03/30	1,841	1,836	1,818
Virgin Media Bristol, LLC	Media	8.69%	S + 3.25%	01/31/29	3,575	3,544	3,410
Arsenal AIC Parent LLC	Metals & Mining	9.09%	S + 3.75%	08/18/30	2,612	2,628	2,624
Crosby US Acquisition Corp.	Metals & Mining	9.34%	S + 4.00%	08/16/29	1,318	1,325	1,325
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels	8.58%	S + 3.25%	05/17/29	1,557	1,556	1,553
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels	8.56%	S + 3.25%	04/13/28	6,544	6,555	6,563
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	7.34%	S + 2.00%	11/22/30	5,310	5,321	5,307
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	7.34%	S + 2.00%	11/01/26	838	835	838
CQP Holdco LP	Oil, Gas & Consumable Fuels		S + 2.25%	12/31/30	17,502	17,572	17,495	(10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Epic Y-Grade Services, LP	Oil, Gas & Consumable Fuels	11.06%	S + 5.75%	06/29/29		$3,500	$3,432	$3,493
Medallion Midland Acquisition, LLC	Oil, Gas & Consumable Fuels	8.84%	S + 3.50%	10/18/28		2,607	2,611	2,617
Oryx Midstream Services Permian Basin, LLC	Oil, Gas & Consumable Fuels	8.44%	S + 3.00%	10/05/28		14,956	15,009	14,948
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	8.84%	S + 3.50%	05/10/30		394	396	395
Prairie ECI Acquiror LP	Oil, Gas & Consumable Fuels	10.09%	S + 4.75%	08/01/29		1,845	1,834	1,844
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	8.83%	S + 3.50%	02/16/28		1,400	1,410	1,403
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	14.70%	S + 6.75% (Incl. 3.38% PIK)	09/30/30		23,768	23,118	23,530	(7) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	9.87%	E + 6.75% (Incl. 3.38% PIK)	09/30/30	EUR	14,788	15,211	15,679	(7) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 6.75% (Incl. 3.38% PIK)	10/01/29		4,892	(129)	(49)	(7) (8) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	11.33%	S + 6.75% (Incl. 3.38% PIK)	09/30/30		3,670	639	662	(7) (8) (9)
Covetrus, Inc.	Pharmaceuticals	10.33%	S + 5.00%	10/13/29		2,564	2,567	2,473
Gainwell Acquisition Corp.	Pharmaceuticals	9.43%	S + 4.00%	10/01/27		813	800	786
Amspec Parent, LLC	Professional Services	11.08%	S + 5.75%	12/05/30		42,183	41,188	41,761	(7) (9)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/30		6,096	(70)	(61)	(7) (8) (9)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/29		5,715	(130)	(57)	(7) (8) (9)
Ankura Consulting Group, LLC	Professional Services		S + 4.25%	03/17/28		1,728	1,727	1,731	(10)
iCIMS, Inc.	Professional Services	12.58%	S + 7.25% (Incl. 3.88% PIK)	08/18/28		34,163	33,706	33,138	(7)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28		6,190	—	(186)	(7) (8)
iCIMS, Inc.	Professional Services	12.58%	S + 7.25%	08/18/28		6,000	5,914	5,925	(7)
iCIMS, Inc.	Professional Services	12.08%	S + 6.75%	08/18/28		3,067	265	215	(7) (8)
Altar Bidco, Inc.	Semiconductors & Semiconductor Equipment	7.95%	S + 3.10%	02/01/29		7,491	7,494	7,474
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	06/03/31		11,830	—	—	(8) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	06/03/31		2,366	—	—	(8) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	06/03/31		1,479	—	—	(8) (9)
Aptean, Inc.	Software	10.59%	S + 5.25%	01/30/31		66,748	66,108	66,080	(7) (9)
Aptean, Inc.	Software	10.59%	S + 5.25%	01/30/31		12,063	527	466	(7) (8) (9)
Aptean, Inc.	Software		S + 5.25%	01/30/31		6,189	(58)	(62)	(7) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.08%	S + 5.75%	07/01/30		8,781	8,585	8,737	(7) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30		1,460	(23)	(7)	(7) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.08%	S + 5.75%	07/01/30		576	569	573	(7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31		28,177	—	—	(8) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31		6,897	—	—	(8) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30		3,350	—	—	(8) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30		1,576	—	—	(8) (9)
ConnectWise, LLC	Software		S + 3.50%	09/29/28		3,877	3,846	3,843	(10)
Crewline Buyer, Inc. (dba New Relic)	Software	12.08%	S + 6.75%	11/08/30		59,188	57,800	57,709	(7) (9)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		6,165	(140)	(154)	(7) (8) (9)
Drake Software, LLC	Software	9.59%	S + 4.25%	06/26/31		2,450	2,426	2,425
First Advantage Holdings, LLC	Software	8.21%	S + 2.75%	01/31/27		5,250	5,259	5,241
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.08%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		20,565	20,372	20,359	(7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		$3,055	$(16)	$(31)	(7) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.75%	P + 4.25%	01/17/31		2,895	19	17	(7) (8) (9)
Hyland Software, Inc.	Software	11.34%	S + 6.00%	09/19/30		94,998	93,686	94,998	(7) (9)
Hyland Software, Inc.	Software		S + 6.00%	09/19/29		4,525	(60)	—	(7) (8) (9)
iSolved Inc	Software	8.84%	S + 3.50%	10/15/30		4,216	4,240	4,220
Mitchell International, Inc.	Software		S + 3.75%	10/15/28		3,940	3,947	3,904	(10)
NAVEX TopCo, Inc.	Software	10.83%	S + 5.50%	11/08/30		45,835	44,977	45,721	(7) (9)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28		4,050	(71)	(10)	(7) (8) (9)
Ncontracts, LLC	Software	11.77%	S + 6.50%	12/11/29		58,433	57,052	57,849	(7) (9)
Ncontracts, LLC	Software	11.83%	S + 6.50%	12/11/29		5,394	1,678	1,744	(7) (8) (9)
Ncontracts, LLC	Software		S + 6.50%	12/11/29		5,394	(62)	(54)	(7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.89%	N + 5.00%	05/03/29	NOK	118,694	10,984	11,061	(6) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	10.31%	S + 5.00%	05/03/29		48,033	47,799	47,793	(6) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29		11,192	(27)	(28)	(6) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	10.20%	SN + 5.00%	05/03/29		10,582	1,552	1,550	(6) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	10.20%	SN + 5.00%	05/03/29	GBP	5,416	6,788	6,812	(6) (9)
Onyx CenterSource, Inc.	Software	12.20%	S + 6.75%	12/15/28		21,890	21,438	21,671	(7) (9)
Onyx CenterSource, Inc.	Software	12.20%	S + 6.75%	12/15/28		1,650	517	533	(7) (8) (9)
Physician Partners LLC	Software	9.56%	S + 4.00%	12/26/28		813	773	582
Project Boost Purchaser, LLC	Software	8.96%	S + 3.50%	06/01/26		3,485	3,494	3,486
Quartz Acquireco LLC	Software	8.08%	S + 3.50%	06/28/30		3,929	3,941	3,929
Renaissance Holding Corp.	Software	9.60%	S + 4.25%	04/05/30		99,787	99,172	99,647	(9)
Rubrik, Inc.	Software	12.48%	S + 7.00%	08/17/28		85,514	84,777	85,514	(7) (9)
Rubrik, Inc.	Software	12.48%	S + 7.00%	08/17/28		11,952	6,765	6,865	(7) (8) (9)
Singlewire Software, LLC	Software	11.34%	S + 6.00%	05/10/29		19,137	18,647	18,946	(7) (9)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29		3,226	(79)	(32)	(7) (8) (9)
World Wide Technology Holding Co. LLC	Software		S + 2.75%	03/01/30		6,368	6,401	6,384	(10)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	10.34%	S + 5.00%	06/02/31		80,707	79,906	79,899	(9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	10.34%	S + 5.00%	06/02/31		44,022	936	939	(8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30		10,272	(101)	(103)	(8) (9)
Foundation Building Materials Holding Company, LLC	Specialty Retail	8.84%	S + 3.25%	01/31/28		7,485	7,489	7,393
Harbor Freight Tools USA, Inc.	Specialty Retail	7.84%	S + 2.50%	06/05/31		1,750	1,746	1,744
Highline Aftermarket Acquisition, LLC	Specialty Retail	9.94%	S + 4.50%	11/09/27		1,838	1,842	1,845
Ahead DB Holdings, LLC	Technology Hardware & Equipment	9.08%	S + 3.75%	02/01/31		1,828	1,765	1,831
McAfee, LLC	Technology Hardware & Equipment	8.58%	S + 3.25%	03/01/29		4,037	4,023	4,027
Peraton Corp.	Technology Hardware & Equipment	9.19%	S + 3.75%	02/01/28		3,934	3,932	3,932
Virtusa Corporation	Technology Hardware & Equipment	8.59%	S + 3.25%	02/15/29		3,895	3,892	3,901
CCI Buyer, Inc.	Telecommunications	9.33%	S + 4.00%	12/17/27		1,312	1,299	1,313
Fanatics Commerce Intermediate Holdco, LLC	Textiles, Apparel & Luxury Goods	8.71%	S + 3.25%	11/24/28		2,627	2,631	2,615
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.59%	S + 6.25%	09/29/27		43,740	43,372	43,303	(7) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.09%	S + 5.75%	10/07/30		65,984	64,459	64,994	(7) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.09%	S + 5.75%	10/07/30		52,064	16,803	16,840	(7) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.58%	S + 5.25%	12/31/29		176,534	173,924	173,886	(9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors		S + 5.25%	12/31/29		20,916	(308)	(314)	(8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors		S + 5.25%	12/31/29		12,550	(92)	(188)	(8) (9)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.35%	S + 5.00% (Incl. 1.75% PIK)	04/09/30		110,689	110,495	110,135	(9)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 4.75%	04/09/30		8,901	(7)	(45)	(8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	10.60%	S + 5.25%	06/23/31	$43,020	$42,376	$42,375	(9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/23/31	23,900	(179)	(179)	(8) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	10.60%	S + 5.25%	06/21/30	4,780	120	119	(8) (9)
Total 1st Lien/Senior Secured Debt						3,395,907	3,412,098
1st Lien/Last-Out Unitranche (13) - 7.12%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.59%	S + 6.25%	12/07/28	$46,916	$46,488	$46,447	(7) (9)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.59%	S + 6.25%	12/07/28	28,084	10,464	10,433	(7) (8) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	11.89%	S + 6.55%	12/06/28	68,000	58,428	58,365	(7) (8) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.95%	S + 6.61%	12/22/28	14,349	14,212	14,205	(7) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.95%	S + 6.61%	12/22/28	8,982	966	960	(7) (8) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.16%	S + 6.83%	02/01/29	21,998	21,790	21,778	(7) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.17%	S + 6.83%	02/01/29	13,003	1,026	1,016	(7) (8) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.25%	S + 7.00%	08/24/28	46,667	46,132	46,200	(7) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.39%	S + 7.00%	08/24/28	28,333	3,022	3,050	(7) (8) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.44%	S + 4.00%	08/31/28	19,000	14,545	14,585	(7) (8) (9)
Total 1st Lien/Last-Out Unitranche						217,073	217,039
2nd Lien/Senior Secured Debt - 0.73%
AWP Group Holdings, Inc.	Commercial Services & Supplies	14.18%	S + 8.75%	12/23/30	$15,909	$15,615	$15,790	(7) (9)
AWP Group Holdings, Inc.	Commercial Services & Supplies	9.75%	S + 8.75%	12/23/30	4,545	2,021	2,048	(7) (8) (9)
AWP Group Holdings, Inc.	Commercial Services & Supplies	14.18%	S + 8.75%	12/23/30	4,545	4,462	4,511	(7) (9)
Total 2nd Lien/Senior Secured Debt						22,098	22,349
Total United States						$3,635,078	$3,651,486
Total Debt Investments						$3,897,109	$3,915,394

Investment (1) (5)	Industry (2)			Initial Acquisition Date (15)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 0.26%
United States - 0.26%
Common Stock - 0.17%
VisionSafe Parent, LLC	Aerospace & Defense			04/19/24	660	$660	$660	(9) (14)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services			04/26/24	4,554,000	4,554	4,554	(9) (11) (14)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services			03/29/24	20,103,551	—	—	(7) (11) (14)
Total Common Stock						5,214	5,214
Preferred Stock - 0.09%
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services			03/29/24	9,754,188	$3,101	$2,829	(7) (11) (14)
Total Preferred Stock						3,101	2,829
Total United States						$8,315	$8,043
Total Equity Securities						$8,315	$8,043
Total Investments - 128.77%						$3,905,424	$3,923,437
Investments in Affiliated Money Market Fund - 4.07%
United States - 4.07%
Goldman Sachs Financial Square Government Fund - Institutional Shares					123,959,668	$123,960	$123,960	(16) (17)
Total United States						$123,960	$123,960
Total Investments in Affiliated Money Market Fund						123,960	123,960
Total Investments and Investments in Affiliated Money Market Fund - 132.84%						$4,029,384	$4,047,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 “Investments.”
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), NIBOR ("N"), CDOR ("C"), BBSW ("B") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2024, the rate for the 1 month L was 5.45%. As of June 30, 2024, the rate for 3 month S was 5.32%, 1 month S was 5.34%, 3 month E was 3.71%, 3 month SN was 5.20%, 3 month N was 4.73%, 1 month C was 5.00%, 3 month C was 4.97%, 3 month B was 4.45% and 3 month P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or "USD”) unless otherwise noted, Euros (“EUR”), Great British Pounds (“GBP”), Australian Dollars (“AUD”), Norwegian Kroner (“NOK”), or Canadian Dollars (“CAD”).
(5)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt.”
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, the aggregate fair value of these securities is $524,776 or 12.36% of the Company’s total assets.
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
(10)
Position or portion thereof unsettled as of June 30, 2024.
(11)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions.”
(12)
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
(14)
Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” As of June 30, 2024, the aggregate fair value of these securities is $8,043 or 0.26% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
The annualized seven-day yield as of June 30, 2024 is 5.21%.
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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2024. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Prepayment premiums	$—	$—	$35	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$2,381	$25	$2,703	$25

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income.

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2024, the Company did not have any investments on non-accrual status. As of December 31, 2023, the Company had an investment held in one portfolio company on non-accrual status, which represented 1.5% and 1.2% of the total investments (excluding investments in money market fund, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2024 and December 31, 2023, the Company held an aggregate cash balance of $135,692 and $19,325. Foreign currency of $8,835 and $2,025 (acquisition cost of $8,812 and $1,965) is included in cash as of June 30, 2024 and December 31, 2023.

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

For the three and six months ended June 30, 2024, Management Fees amounted to $8,631 and $15,076 and the Investment Adviser voluntarily agreed to waive $2,491 and $2,491. As of June 30, 2024, $3,163 remained payable. For the three and six months ended June 30, 2023, Management Fees amounted to $1,046 and $1,046 and the Investment Adviser contractually waived $1,046 and $1,046.

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

For the three and six months ended June 30, 2024, Incentive Fees based on income amounted to $9,031 and $15,301, and the Investment Adviser voluntarily waived $1,012 and $3,437. As of June 30, 2024, $8,019 remained payable. For the three and six months ended June 30, 2023, Incentive Fees based on income amounted to $790 and $790, and the Investment Adviser waived $790 and $790.

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

For the three and six months ended June 30, 2024, the Company accrued Incentive Fees based on capital gains under GAAP of $(129) and $1,503, which were not realized. For the three and six months ended June 30, 2023, the Company accrued Incentive Fees based on capital gains under GAAP of $300 and $300, which were not realized.

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

For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $709 and $1,216. As of June 30, 2024, $677 remained payable. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $83 and $83.

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

For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $336 and $581. As of June 30, 2024, $336 remained payable. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $56 and $56.

Affiliates

As of June 30, 2024 and December 31, 2023, affiliates of the Investment Adviser owned 22.4% and 12.9% of the Shares.

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$65,977	$2,574,085	$(2,516,102)	$—	$—	$123,960	$8,030
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	22,232	(396)	—	(16)	21,820	380
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	24,873	—	—	(103)	24,770	771
Total Non-Controlled Affiliates	$65,977	$2,621,190	$(2,516,498)	$—	$(119)	$170,550	$9,181
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$1,920,665	$(1,854,688)	$—	$—	$65,977	$4,156
Total Non-Controlled Affiliates	$—	$1,920,665	$(1,854,688)	$—	$—	$65,977	$4,156

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2024 and December 31, 2023, there were $516 and $1,062, included within Accrued expenses and other liabilities and there were $1 and $582, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (as amended, the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits the Company to participate in follow-on investments in the Company’s existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, have an investment in such existing portfolio company. Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

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

Expense Support and Conditional Reimbursement Agreement

The Investment Adviser agreed to advance all of the organization, offering and other operating expenses on behalf of the Company through the Initial Issuance Date. For the three and six months ended June 30, 2023, the Investment Adviser agreed to advance $178 and $528, which have been included within the Expense support in the Consolidated Statements of Operations. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by the Company and have been included within Reimbursable expenses previously borne by Investment Adviser in the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, such amounts were $1,512 and $1,512.

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

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the three and six months ended June 30, 2024 and June 30, 2023.

The following table presents a summary of Expense Payments and the related Reimbursement Payments:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
For the Six Months Ended June 30, 2024
January 31, 2024	$2,759	$—	$2,759
February 29, 2024	3,248	—	3,248
March 31, 2024	898	—	898
April 30, 2024	1,076	—	1,076
June 30, 2024	2,077	—	2,077
Total	$10,058	$—	$10,058
For the Six Months Ended June 30, 2023
April 30, 2023	$1,552	$—	$1,552
May 31, 2023	—	—	—
June 30, 2023	315	—	315
Total	$1,867	$—	$1,867

For the three and six months ended June 30, 2024, the Investment Adviser agreed to advance $3,153 and $10,058, which have been included within the Expense support in the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Investment Adviser agreed to advance $1,867 and $1,867, which have been included within Expense support in the Consolidated Statements of Operations. As of June 30, 2024, unreimbursed Expense Payments were $16,457.

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
4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,657,938	$3,676,006	$1,596,142	$1,601,418
1st Lien/Last-Out Unitranche	217,073	217,039	166,483	166,684
2nd Lien/Senior Secured Debt	22,098	22,349	20,016	20,017
Preferred Stock	3,101	2,829	—	—
Common Stock	5,214	5,214	—	—
Total investments	$3,905,424	$3,923,437	$1,782,641	$1,788,119

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2024			December 31, 2023
Industry	Fair Value		Net Assets	Fair Value		Net Assets
Software	18.0%		23.2%	24.4%		27.4%
Financial Services	11.6		14.9	7.5		8.4
Trading Companies & Distributors	10.4		13.5	4.5		5.0
Commercial Services & Supplies	9.1		11.7	3.3		3.7
Diversified Consumer Services	6.5		8.3	6.0		6.7
Wireless Telecommunication Services	5.5		7.1	9.3		10.5
Insurance	4.7		6.1	2.1		2.4
Chemicals	4.7		6.0	7.0		7.9
Specialty Retail	2.3		3.0	0.1		0.1
Media	2.2		2.9	4.4		5.0
Professional Services	2.1		2.7	4.4		5.0
Health Care Equipment & Supplies	2.1		2.7	0.2		0.2
Consumer Staples Distribution & Retail	1.8		2.4	3.6		4.0
Health Care Providers & Services	1.7		2.2	4.2		4.7
IT Services	1.6		2.1	2.2		2.5
Building Products	1.6		2.0	0.8		0.9
Oil, Gas & Consumable Fuels	1.4		1.9	0.4		0.5
Distributors	1.4		1.8	2.5		2.8
Aerospace & Defense	1.4		1.8	2.0		2.3
Leisure Products	1.3		1.6	1.6		1.8
Textiles, Apparel & Luxury Goods	1.2		1.5	2.5		2.8
Automobiles	1.1		1.5	2.6		2.9
Pharmaceuticals	1.1		1.4	2.2		2.5
Containers & Packaging	1.0		1.3	0.4		0.4
Automobile Components	0.8		1.0	0.3		0.3
Construction & Engineering	0.7		0.9	0.4		0.4
Entertainment	0.6		0.8	0.1		0.1
Technology Hardware & Equipment	0.3		0.4	0.5		0.6
Energy Equipment & Services	0.3		0.4	—		—
Machinery	0.3		0.3	0.1		0.2
Ground Transportation	0.3		0.3	—	(1)	—	(1)
Electric Utilities	0.2		0.3	0.1		0.1
Household Products	0.2		0.2	—		—
Semiconductors & Semiconductor Equipment	0.2		0.2	—	(1)	—	(1)
Household Durables	0.1		0.1	0.1		0.1
Metals & Mining	0.1		0.1	—		—
Telecommunications	0.1		0.1	0.1		0.1
Food Products	—	(1)	0.1	0.1		0.1
Total	100.0%		128.8%	100.0%		112.4%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2024	December 31, 2023
United States	93.3%	93.3%
Canada	3.7	6.7
United Kingdom	2.6	—
Australia	0.4	—
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,868,874	Discounted cash flows	Discount Rate	7.6% — 12.6%	10.0%
1st Lien/Last-Out Unitranche	217,039	Discounted cash flows	Discount Rate	8.9% — 11.2%	10.5%
2nd Lien/Senior Secured Debt	22,349	Discounted cash flows	Discount Rate	—	12.8%
Equity
Preferred Stock	$2,829	Comparable multiples	EV/EBITDA(6)	—	10.0x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$800,680	Discounted cash flows	Discount Rate	9.7% — 11.5%	10.3%
	21,554	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	56,810	Discounted cash flows	Discount Rate	8.9% — 10.7%	10.3%
2nd Lien/Senior Secured Debt	20,017	Discounted cash flows	Discount Rate	—	12.6%

(1)
As of June 30, 2024, included within the fair value of Level 3 assets of $3,007,441 is an amount of $896,350 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,108,262 or 70.3% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$915,996	$2,760,010	$3,676,006	$—	$182,771	$1,418,647	$1,601,418
1st Lien/Last-Out Unitranche	—	—	217,039	217,039	—	—	166,684	166,684
2nd Lien/Senior Secured Debt	—	—	22,349	22,349	—	—	20,017	20,017
Preferred Stock	—	—	2,829	2,829	—	—	—	—
Common Stock	—	—	5,214	5,214	—	—	—	—
Investments in Affiliated Money Market Fund	123,960	—	—	123,960	65,977	—	—	65,977
Total	$123,960	$915,996	$3,007,441	$4,047,397	$65,977	$182,771	$1,605,348	$1,854,096

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2024
1st Lien/Senior Secured Debt	$1,418,647	$1,375,300	$(4,005)	$16,648	$(49,899)	$3,319	$—	$—	$2,760,010	$11,385
1st Lien/Last-Out Unitranche	166,684	50,355	—	(236)	—	236	—	—	217,039	(236)
2nd Lien/Senior Secured Debt	20,017	2,061	—	250	—	21	—	—	22,349	250
Preferred Stock	—	3,101	—	(272)	—	—	—	—	2,829	(272)
Common Stock	—	5,214	—	—	—	—	—	—	5,214	—
Total assets	$1,605,348	$1,436,031	$(4,005)	$16,390	$(49,899)	$3,576	$—	$—	$3,007,441	$11,127
For the Six Months Ended June 30, 2023
1st Lien/Senior Secured Debt	$—	$453,363	$2	$650	$(1,557)	$414	$—	$—	$452,872	$650
Total assets	$—	$453,363	$2	$650	$(1,557)	$414	$—	$—	$452,872	$650

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2024, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 396% and 741%.

The Company’s outstanding debt was as follows:

	June 30, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(1)	$1,180,000	$556,309	$627,547	$1,180,000	$951,720	$228,186
BNPP Revolving Credit Facility(2)	400,000	—	400,000	200,000	180,000	20,000
Total debt	$1,580,000	$556,309	$1,027,547	$1,380,000	$1,131,720	$248,186

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,770,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2024, the Company had outstanding borrowings denominated in USD of $395,000, in Euros of EUR 112,750, in CAD of CAD 117,435, in GBP of GBP 8,000 and in AUD of AUD 23,750. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $123,000, in Euros of EUR 15,000, in CAD of CAD 117,435, in GBP of GBP 0 and in AUD of AUD 0.

(2)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2024, the Company had outstanding borrowings denominated in USD of $400,000. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $20,000.

The combined weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2024 and for the year ended December 31, 2023 were 7.14% and 7.34%. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2024 was $575,082 and for the year ended December 31, 2023 was $125,116.

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into the Truist Revolving Credit Facility with Truist Bank (“Truist”), as administrative agent (the “Administrative Agent”), the lenders and issuing banks party thereto. The Company has amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023 and May 23, 2024. The total commitments under the Truist Revolving Credit Facility are $1,180,000, of which $900,000 is under a multicurrency sub-facility, $190,000 is under a USD sub-facility and $90,000 is under a term loan tranche as of June 30, 2024. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,770,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 23, 2029.

Proceeds from the Truist Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay distributions).

Borrowings thereunder denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings thereunder denominated in non-USD bear interest of the applicable term benchmark rate or daily simple risk-free rate plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in (i) Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, and (ii) Canadian Dollars only, an additional 0.29547% credit adjustment spread or 0.32138% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings. With respect to borrowings denominated in USD, the Company may elect either term SOFR or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company's wholly owned subsidiaries that are formed or acquired by the Company in the future.

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum stockholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of June 30, 2024, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $12,829 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of June 30, 2024 and December 31, 2023, outstanding deferred financing costs were $10,788 and $8,642.

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Borrowing interest expense	$10,334	$1,476	$15,061	$1,476
Facility fees	584	590	1,469	590
Amortization of financing costs	527	283	1,040	283
Total	$11,445	$2,349	$17,570	$2,349
Weighted average interest rate *	7.09%	7.10%	7.11%	7.10%
Average outstanding balance *	$586,104	$88,206	$425,961	$88,206

* Weighted average interest rate and average outstanding debt balance was calculated beginning on April 6, 2023, the date on which the Company entered into the Truist Revolving Credit Facility.

BNPP Revolving Credit Facility

On September 28, 2023, SPV Public I entered into BNPP Revolving Credit Facility with BNP Paribas (“BNPP”), as administrative agent, State Street Bank and Trust Company, as collateral agent, the Company, as equityholder and investment advisor, and the lenders party thereto. The Company has amended the BNPP Revolving Credit Facility on May 30, 2024. The initial principal amount of the commitments under the BNPP Revolving Credit Facility is $400,000. The BNPP Revolving Credit Facility also has an accordion provision, subject to the satisfaction of various conditions, which could bring total commitments under the BNPP Revolving Credit Facility to $1,000,000. Proceeds from borrowings under the BNPP Revolving Credit Facility may be used to fund portfolio investments by SPV Public I and to make advances under delayed drawdown collateral assets where SPV Public I is a lender. Any amounts outstanding under the BNPP Revolving Credit Facility must be repaid by May 31, 2027.

As of April 30, 2024, advances under the BNPP Revolving Credit Facility initially bear interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.735%. After the expiration of a two-year reinvestment period, the applicable margin on all outstanding advances will be 2.735% per annum.

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

The BNPP Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of June 30, 2024, the Company and SPV Public I were in compliance with these covenants.

Costs of $3,163 were incurred in connection with obtaining the BNPP Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BNPP Revolving Credit Facility using the straight-line method. As of June 30, 2024 and December 31, 2023, outstanding deferred financing costs were $2,685 and $1,628.

The below table presents the summary information of the BNPP Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$3,854	$—	$5,347	$—
Facility fees	50	—	88	—
Amortization of financing costs	176	—	324	—
Total	$4,080	$—	$5,759	$—
Weighted average interest rate	7.20%	—%	7.21%	—%
Average outstanding balance	$215,385	$—	$149,121	$—

7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	June 30, 2024	December 31, 2023
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$9,900	$—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	5,940	—
AI Titan Parent, Inc. (dba Prometheus)	15,530	—
Amspec Parent, LLC	11,811	11,811
Aptean, Inc.	17,665	—
AQ Sunshine, Inc. (dba Relation Insurance)	7,361	9,441
Ardonagh Midco 3 PLC	29,404	—
Arrow Buyer, Inc. (dba Archer Technologies)	1,460	2,037
Artifact Bidco, Inc. (dba Avetta)	39,600	—
ASM Buyer, Inc.	97,568	97,568
Bamboo US BidCo LLC (aka Baxter)	7,864	8,309
Blast Bidco Inc. (dba Bazooka Candy Brands)	7,366	7,366
Charger Debt Merger Sub, LLC (dba Classic Collision)	53,134	—
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	52,160	—
Circustrix Holdings, LLC (dba SkyZone)	2,248	4,818
Coretrust Purchasing Group LLC	11,052	11,052
Crewline Buyer, Inc. (dba New Relic)	6,166	6,166
CST Buyer Company (dba Intoxalock)	3,879	3,879
DFS Holding Company, Inc.	5,491	5,491
Formulations Parent Corporation (dba Chase Corp)	9,068	9,068
Frontgrade Technologies Holdings Inc.	3,689	3,689
Fullsteam Operations LLC	35,438	15,230
GovDelivery Holdings, LLC (dba Granicus, Inc.)	5,903	—
GPS Phoenix Buyer, Inc. (dba Guidepoint)	15,660	15,660
Groundworks, LLC	—	942
Harrington Industrial Plastics, LLC	34,443	6,765
Highfive Dental Holdco, LLC	6,855	6,855
Hyland Software, Inc.	4,525	4,525
iCIMS, Inc.	8,950	9,405
iWave Information Systems, Inc.	2,391	2,391
Kene Acquisition, Inc. (dba Entrust)	24,101	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	742	—
NAVEX TopCo, Inc.	4,050	4,050
Ncontracts, LLC	8,990	10,788
NCWS Intermediate, Inc. (dba National Carwash Solutions)	33,466	—
Northstar Acquisition HoldCo, LLC (dba n2y)	20,171	—
Onyx CenterSource, Inc.	1,100	1,100
Project Accelerate Parent, LLC (dba ABC Fitness)	5,000	—
Prophix Software Inc. (dba Pound Bidco)	8,679	—
PT Intermediate Holdings III, LLC (dba Parts Town)	8,901	—
Recochem, Inc	15,739	17,821
Recorded Books Inc. (dba RBMedia)	15,155	6,278
Rubrik, Inc.	5,087	10,744
Singlewire Software, LLC	3,226	3,226
Solaris (dba Urology Management Holdings, Inc.)	—	3,123
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	20,461	—
Superior Environmental Solutions	4,179	2,298
Trader Corporation	3,405	3,516
United Flow Technologies Intermediate Holdco II, LLC	28,489	—
UP Acquisition Corp. (dba Unified Power)	3,378	3,378
USA DeBusk, LLC	38,958	—
Valet Waste Holdings, Inc. (dba Valet Living)	13,865	—
VASA Fitness Buyer, Inc.	2,176	3,047
VisionSafe Holdings, Inc.	1,320	—
Zeus Company, Inc.	22,838	—
Total 1st Lien/Senior Secured Debt	$805,997	$311,837
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$17,370	$28,084
K2 Towers III, LLC	8,955	17,727
Skyway Towers Intermediate LLC	7,933	8,983
Tarpon Towers II LLC	11,856	—
Thor FinanceCo LLC (dba Harmoni Towers)	25,000	28,333
Towerco IV Holdings, LLC	4,225	7,916
Total 1st Lien/Last-Out Unitranche	$75,339	$91,043
2nd Lien/Senior Secured Debt
AWP Group Holdings, Inc.	$2,464	$4,546
Total 2nd Lien/Senior Secured Debt	$2,464	$4,546
Total	$883,800	$407,426

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

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Six Months Ended June 30, 2024
January 1, 2024	13,232,488	$333,459
February 1, 2024	6,122,455	154,286
March 1, 2024	7,852,924	197,815
April 1, 2024	9,027,996	228,589
May 1, 2024	9,154,226	231,693
June 1, 2024	10,422,835	263,698
Total	55,812,924	$1,409,540
Share Issue Date	Shares Issued	Proceeds Received
For the Six Months Ended June 30, 2023
April 6, 2023	10,081,173	$252,029
May 1, 2023	3,019,897	75,891
June 1, 2023	5,708,842	143,577
Total	18,809,912	$471,497

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Six Months Ended June 30, 2024
November 1, 2023	January 31, 2024	February 29, 2024	$0.21	284,014
February 27, 2024	February 29, 2024	March 28, 2024	$0.21	303,114
February 27, 2024	March 28, 2024	April 26, 2024	$0.21	328,736
February 27, 2024	April 30, 2024	May 28, 2024	$0.21	358,447
May 1, 2024	May 31, 2024	June 26, 2024	$0.21	396,199
May 1, 2024	June 28, 2024	July 26, 2024	$0.21	421,156

For the Six Months Ended June 30, 2023
April 26, 2023	April 28, 2023	May 30, 2023	$0.17	26,481
May 3, 2023	May 31, 2023	June 28, 2023	$0.21	40,267
May 3, 2023	June 30, 2023	July 28, 2023	$0.21	62,222

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

The following table presents the share repurchases completed during the six months ended June 30, 2024:

Offer Date	Tender Offer Expiration Date	Repurchase Pricing Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3)	Number of Shares Repurchased
February 16, 2024	March 15, 2024	March 31, 2024	5.0%	$25.32	$394	15,551
May 17, 2024	June 14, 2024	June 30, 2024	5.0%	$25.31	12,989	513,509
Total					$13,383	529,060

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

There were no repurchases of the Shares for the six months ended June 30, 2023.

9. EARNINGS PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings per Share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net increase in net assets from operations	$68,684	$9,351	$133,119	$11,295
Weighted average shares outstanding	110,477,322	14,247,479	97,055,046	14,247,479
Basic and diluted earnings (loss) per share	$0.62	$0.66	$1.37	$0.79

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023
Per Common Share Data(1):
NAV, beginning of period	$25.20	$25.00
Net investment income	1.25	0.62
Net realized and unrealized gains (losses)(2)	0.12	0.19
Net increase in net assets from operations(2)	$1.37	$0.81
Distributions to common stockholders	(1.26)	(0.59)
Distributions to preferred stockholders	—	—	(3)
Total increase in net assets	$0.11	$0.22
NAV, end of period	$25.31	$25.22
Shares outstanding, end of period	120,352,179	18,876,660
Weighted average shares outstanding	97,055,046	14,247,479
Total return based on NAV(4)	5.55%	3.28%
Supplemental Data/Ratio(5):
Net assets, end of period	$3,046,532	$475,985
Ratio of net expenses to average net assets	4.21%	5.91%
Ratio of net expenses before voluntary waivers to average net assets	4.45%	5.91%
Ratio of expenses (without net incentive fees and interest and other debt expenses) to average net assets	1.12%	2.33%
Ratio of interest and other debt expenses to average net assets	1.91%	2.78%
Ratio of net incentive fees to average net assets	1.18%	0.80%
Ratio of total expenses to average net assets	4.86%	6.67%
Ratio of net investment income to average net assets	9.34%	8.71%
Portfolio turnover	6%	1%

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

July and August Subscriptions

On July 1, 2024, the Company received $230,128 of proceeds relating to the issuance of 9,092,364 Shares. Included in the aforementioned proceeds is $78,824 that the Company received from affiliates of the Investment Adviser.

On August 1, 2024, the Company received $287,067 of proceeds relating to the issuance of Shares. Included in the aforementioned proceeds is $144,732 that the Company received from an affiliate of the Investment Adviser.

Distributions

On August 8, 2024, the Board of Directors declared monthly distributions from the Company's taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
August 30, 2024	September 26, 2024
September 30, 2024	October 28, 2024
October 31, 2024	November 26, 2024

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street SPV LLC, a wholly owned subsidiary of the Company (“GSCR Mott Street”), entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. (“MS”), as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as equityholder and investment advisor, and the lenders party thereto. The initial principal amount of the commitments under the MS Revolving Credit Facility is $1,000,000. Proceeds from borrowings under the MS Revolving Credit Facility may be used to fund portfolio investments by GSCR Mott Street and to make advances under delayed drawdown collateral assets where GSCR Mott Street is a lender. Any amounts outstanding under the MS Revolving Credit Facility must be repaid by August 9, 2029.

Advances under the MS Revolving Credit Facility initially bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of US dollars is 3-month Term SOFR) plus an applicable margin of 2.35%. After the expiration of a two-year reinvestment period, the applicable margin on all outstanding advances will be 2.85% per annum.

GSCR Mott Street’s obligations to the lenders under the MS Revolving Credit Facility are secured by a first priority security interest in substantially all of GSCR Mott Street’s portfolio investments and cash, subject to liens permitted under the MS Revolving Credit Facility. The obligations of GSCR Mott Street under the MS Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the MS Revolving Credit Facility is limited to the value of the Company’s investment in GSCR Mott Street, subject to certain indemnification obligations.

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through June 30, 2024, we have originated approximately $4.18 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

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

Replacement of Interbank Offered Rates (IBORs) Including the London Interbank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since our inception, substantially all our investments have generally been indexed to SOFR. As of June 30, 2024, we have facilitated an orderly transition of substantially all of our investments and our Revolving Credit Facilities (as defined below) to SOFR or to alternative risk-free reference rates. Any remaining USD LIBOR based investments will have transitioned subsequent to June 30, 2024 or have fallback provisions that will be utilized.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$3,657.94	$3,676.01	$1,596.14	$1,601.42
First Lien/Last-Out Unitranche	217.07	217.04	166.48	166.68
Second Lien/Senior Secured Debt	22.10	22.35	20.02	20.02
Preferred Stock	3.10	2.83	—	—
Common Stock	5.21	5.21	—	—
Total investments	$3,905.42	$3,923.44	$1,782.64	$1,788.12

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.0%	10.9%	12.0%	11.9%
First Lien/Last-Out Unitranche(2)(3)	12.2%	12.2%	12.3%	12.2%
Second Lien/Senior Secured Debt(2)	14.2%	13.9%	14.6%	14.6%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Total Portfolio	11.1%	10.9%	12.0%	12.0%

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

As of June 30, 2024, the total portfolio weighted average yield measured at amortized cost and fair value was 11.1% and 10.9%, as compared to 12.0% and 12.0% as of December 31, 2023. The decrease in total portfolio weighted average yield at fair value, First Lien/Senior Secured Debt weighted average yield at cost and fair value are due to change in portfolio composition and market movement.

The weighted average yield of our Liquid Investments as of June 30, 2024 and December 31, 2023 was 8.7% and 9.4% at amortized cost and 8.7% and 9.2% at fair value.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2024		December 31, 2023
Number of portfolio companies in which we have Private Credit Investments	67		45
Number of Liquid Investments	152		124
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average loan-to-value (“LTV”)(3)		39.4%		40.0%
Weighted average leverage (net debt/EBITDA)(4)	5.4	x	5.5	x
Weighted average interest coverage(4)	1.7	x	1.6	x
Median EBITDA(4)	$99.40 million		$106.60 million

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

As of June 30, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 17.6% and 26.9% of total Private Credit Investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	June 30, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	3,920.61	99.9	1,766.57	98.8
Grade 3	2.83	0.1	—	—
Grade 4	—	—	21.55	1.2
Total Investments	$3,923.44	100.0%	$1,788.12	100.0%

The decrease in investments with grade 4 investment performance ratings was primarily driven by an investment with a fair value of $21.55 million being upgraded to grade 2 and grade 3 investment performance ratings due to restructuring.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,905.42	100.0%	$1,755.74	98.5%
Non-accrual	—	—	26.90	1.5
Total Investments	$3,905.42	100.0%	$1,782.64	100.0%

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

The following table shows our investment activity by investment type of our Private Credit Investments(1):

	For the Three Months Ended
	June 30, 2024	June 30, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$1,086.64	$558.29
Common Stock	5.21	—
Total	$1,091.85	$558.29
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$29.40	$1.13
Total	$29.40	$1.13
Net increase in portfolio	$1,062.45	$557.16
Number of new portfolio companies with new investment commitments	13	18
Total new investment commitment amount in new portfolio companies	$1,054.02	$558.29
Average new investment commitment amount in new portfolio companies	$81.08	$31.02
Number of existing portfolio companies with new investment commitments	3	—
Total new investment commitment amount in existing portfolio companies	$37.83	$—
Weighted average remaining term for new investment commitments (in years)(2)	5.9	5.6
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.8%	12.7%
Weighted average yield on new investment commitments(5)	10.7%	12.7%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.5%	12.1%
Weighted average yield on investments sold or repaid(7)	10.5%	12.1%

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

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the three months ended June 30, 2024 and for the three months ended June 30, 2023 was $158.60 million and $42.75 million. The fair value of Liquid Investments (excluding investments in money market funds, if any) is $661.15 million, or 16.9% of our portfolio as of June 30, 2024. The fair value of Liquid Investments (excluding investments in money market funds, if any) was $42.75 million, or 8.6% of our portfolio as of June 30, 2023.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023
	($ in millions)
Total investment income	$98.52	$12.34		$165.15	$12.34
Net expenses	(28.80)	(3.44)		(44.05)	(3.44)
Net investment income	$69.72	$8.90		$121.10	$8.90
Net realized gain (loss) on investments	(0.37)	—	(1)	(4.38)	—	(1)
Net realized gain on warehouse transaction	—	2.62		—	2.62
Net unrealized appreciation (depreciation) on investments	(2.17)	0.66		12.54	0.66
Net unrealized appreciation (depreciation) on warehouse transaction	—	(1.95)		—	—
Net realized and unrealized gain (losses) on translations and transactions	1.50	(0.88)		3.86	(0.88)
Net realized and unrealized gains	$(1.04)	$0.45		$12.02	$2.40
Net increase in net assets from operations	$68.68	$9.35		$133.12	$11.30

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Interest income	$93.11	$11.94	$154.25	$11.94
Dividend income	3.51	0.30	8.03	0.30
Other income	1.90	0.10	2.87	0.10
Total investment income	$98.52	$12.34	$165.15	$12.34

Investment income for the three and six months ended June 30, 2024 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Interest and other debt expenses	$15.53	$2.35	$23.33	$2.35
Management fees	8.63	1.05	15.08	1.05
Incentive fees based on income	9.03	0.79	15.30	0.79
Incentive fees based on capital gains	(0.13)	0.30	1.50	0.30
Offering costs	0.35	0.47	1.05	0.47
Professional fees	0.48	0.28	0.94	0.28
Organization costs	—	0.17	—	0.39
Directors’ fees	0.16	0.08	0.33	0.16
Other general and administrative expenses	1.40	0.32	2.51	0.37
Total expenses	$35.45	$5.81	$60.04	$6.16
Fee waivers	(3.50)	(1.84)	(5.93)	(1.84)
Expense support	(3.15)	(2.05)	(10.06)	(2.40)
Reimbursable expenses previously borne by Investment Adviser	—	1.52	—	1.52
Net Expenses	$28.80	$3.44	$44.05	$3.44

In the table above:

•
Interest and other debt expenses increased from $2.35 million and $2.35 million for the three and six months ended June 30, 2023 to $15.53 million and $23.33 million for the three and six months ended June 30, 2024 due to our entry into the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility.
•
Management Fees increased from $1.05 million and $1.05 million for the three and six months ended June 30, 2023 to $8.63 million and $15.08 million for the three and six months ended June 30, 2024 primarily driven by an increase in the size of our portfolio. The Investment Adviser waived $1.05 million and $1.05 million for the three and six months ended June 30, 2023 and $2.49 million and $2.49 million for the three and six months ended June 30, 2024.
•
Incentive Fees based on income increased from $0.79 million and $0.79 million for the three and six months ended June 30, 2023 to $9.03 million and $15.30 million for the three and six months ended June 30, 2024, primarily driven by the performance of our investment portfolio. The Investment Adviser waived $0.79 million and $0.79 million for the three and six months ended June 30, 2023 and $1.01 million and $3.44 million for the three and six months ended June 30, 2024.
•
Incentive Fees based on capital gains increased from $0.30 million for the six months ended June 30, 2023 to $1.50 million for the six months ended June 30, 2024, primarily driven by the increase in net realized and unrealized gains from $2.39 million for the six months ended June 30, 2023 to $12.02 million for the six months ended June 30, 2024.
•
Other general and administrative expenses increased from $0.32 million and $0.37 million for the three and six months ended June 30, 2023 to $1.40 million and $2.51 million for the three and six months ended June 30, 2024, primarily driven by an increase in costs associated with servicing a larger investment portfolio.
•
The Investment Adviser elected to pay $3.15 million and $10.06 million of certain of our expenses on our behalf for the three and six months ended June 30, 2024. The Investment Adviser agreed to advance all of the organization, offering and other operating expenses on our behalf through the Initial Issuance Date. For the three and six months ended June 30, 2023, the Investment Adviser agreed to advance $0.18 million and $0.53 million. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by the Company. For the three and six months ended June 30, 2023 those expenses amounted to $1.51 million and $1.51 million. Additionally, for the three and six months ended June 30, 2023, the Investment Adviser elected to pay $1.87 million and $1.87 million of certain of our expenses on our behalf. For additional information, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023
	(in millions)
Calpine Corporation	$0.03	$—		$0.03	$—
Purchase agreements	—	2.62		—	2.62
Other, net	(0.02)	—	(1)	(0.03)	—
M6 ETX Holdings II Midco, LLC	(0.03)	—		(0.03)	—
Virgin Media Bristol, LLC	(0.35)	—		(0.35)	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	—		(4.00)	—
Net realized gain (loss)	$(0.37)	$2.62		$(4.38)	$2.62

(1)
Amount rounds to less than $0.01.

For the three and six months ended June 30, 2024, we had a realized loss of $(0.37) million and $(4.38) million. For the six months ended June 30, 2024, net realized losses were primarily driven by the restructuring of the first lien debt investment in LCG Vardiman Black, LLC (dba Specialty Dental Brands), which resulted in a realized loss of $4.00 million.

For the three and six months ended June 30, 2023, we had a realized gain of $2.62 million in connection with certain purchase agreements that we entered into with a party unaffiliated with the Investment Adviser (the “Warehouse Transaction”). For additional information on the Warehouse Transaction, see Note 11 "Warehouse Transaction” in our consolidated financial statements.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Unrealized appreciation	$5.44	$1.94	$20.36	$1.94
Unrealized depreciation	(7.61)	(1.28)	(7.82)	(1.28)
Net change in unrealized appreciation (depreciation) on investments	$(2.17)	$0.66	$12.54	$0.66

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024
	($ in millions)
Portfolio Company:
Harrington Industrial Plastics, LLC	$1.14	$0.71
Recochem, Inc	0.78	0.44
CST Buyer Company (dba Intoxalock)	0.68	0.87
BEP Intermediate Holdco LLC (dba Buyers Edge)	0.34	0.34
Zeus Company, Inc.	0.33	0.32
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(0.27)	5.24
Trader Corporation	(0.48)	(1.03)
Ardonagh Midco 3 PLC	(0.70)	(0.83)
Renaissance Holding Corp.	(1.09)	(0.55)
Other, net(1)	(1.37)	8.52
Heartland Dental, LLC	(1.53)	(1.49)
Total	$(2.17)	$12.54
(1)
For the three and six months ended June 30, 2024, Other, net includes gross unrealized appreciation of $2.18 million and $12.44 million and gross unrealized depreciation of $(3.55) million and $(3.92) million.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2024 was primarily driven by tightening of credit spreads and the reversal of unrealized depreciation in connection with the aforementioned restructuring of the first lien debt investment in LCG Vardiman Black, LLC (dba Specialty Dental Brands).

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2023
	($ in millions)
Portfolio Company:
Trader Corporation	0.86		0.86
Frontgrade Technologies Holdings Inc.	0.36		0.36
Computer Services, Inc.	0.21		0.21
CST Buyer Company (dba Intoxalock)	0.20		0.20
Coretrust Purchasing Group LLC	0.13		0.13
Other, net(1)	0.07		0.07
Helios Buyer, Inc. (dba Heartland)	(0.02)		(0.02)
Spotless Brands, LLC	(0.03)		(0.03)
DFS Holding Company, Inc.	(0.04)		(0.04)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(0.16)		(0.16)
iCIMS, Inc.	(0.92)		(0.92)
Total	$0.66	$	$0.66
(1)
For the three and six months ended June 30, 2023, Other, net includes gross unrealized appreciation of $0.17 million and $0.17 million and gross unrealized depreciation of $(0.10) million and $(0.10) million.

For the three and six months ended June 30, 2023, we had a change in unrealized appreciation (depreciation) of $(1.94) million and $(1.94) million in connection with the Warehouse Transaction. For additional information, see Note 11 "Warehouse Transaction” in our consolidated financial statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary use of funds is for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 396% and 741%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

The following table summarizes the securities issued and proceeds related to such issuances:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2024
Class I Common Stock
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
April 1, 2024	9,027,996	228.59
May 1, 2024	9,154,226	231.69
June 1, 2024	10,422,835	263.70
Total	55,812,924	1,410
For the Six Months Ended June 30, 2023
April 6, 2023	10,081,173	$252.03
May 1, 2023	3,019,897	75.89
June 1, 2023	5,708,842	143.58
Total	18,809,912	471.50
Series A Cumulative Preferred Stock (1)
April 6, 2023	515	$0.52
Total	515	$0.52

(1)
All of the issued and outstanding shares of Series A Cumulative Preferred Stock were redeemed on September 28, 2023.

Share Repurchase Program

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase in each quarter up to 5% of our Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The following table presents the share repurchases completed during the six months ended June 30, 2024.

Offer Date	Tender Offer Expiration Date	Repurchase Pricing Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
February 16, 2024	March 15, 2024	March 31, 2024	5.0%	$25.32	$0.39	15,551
May 17, 2024	June 14, 2024	June 30, 2024	5.0%	$25.31	12.99	513,509
Total					$13.4	529,060

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

There were no repurchases of the Shares for the six months ended June 30, 2023.

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

The following table shows our contractual obligations as of June 30, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$627.55	$—	$—	$627.55	$—
BNPP Revolving Credit Facility(2)	$400.00	$—	$400.00	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2024, the Company had outstanding borrowings denominated in USD of $395.00 million, in Euros of EUR 112.75 million, in CAD of CAD 117.43 million, in GBP of GBP 8.00 million and in AUD of AUD 23.75 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2024, the Company had outstanding borrowings denominated in USD of $400.00 million.

Truist Revolving Credit Facility

On April 6, 2023, we entered into a revolving credit facility (as amended, the “Truist Revolving Credit Facility”) with Truist Bank, as administrative agent, and the lenders and issuing banks party thereto.

The total commitments under the Truist Revolving Credit Facility are $1,180.00 million, of which $900.00 million is under a multicurrency sub-facility, $190.00 million is under a USD sub-facility and $90.00 million is under a term loan tranche. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,770.00 million. We amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023 and May 23, 2024.

Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 23, 2029.

Borrowings thereunder denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings thereunder denominated in non-USD bear interest of the applicable term benchmark rate or daily simple risk-free rate plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in (i) Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, and (ii) Canadian Dollars only, an additional 0.29547% credit adjustment spread or 0.32138% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings. With respect to borrowings denominated in USD, we may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

For further details, see Note 6 “Debt–Truist Revolving Credit Facility” to our consolidated financial statements included in this report.

BNPP Revolving Credit Facility

On September 28, 2023, GS Private Credit SPV Public I LLC (“SPV Public I”), a wholly owned subsidiary of the Company, entered into a revolving credit facility (the “BNPP Revolving Credit Facility”) with BNP Paribas (“BNPP”), as administrative agent, State Street Bank and Trust Company, as collateral agent, us, as equityholder and investment advisor, and the lenders party thereto. We amended the BNPP Revolving Credit Facility on May 30, 2024.

The initial principal amount of the commitments under the BNPP Revolving Credit Facility is $400 million. The BNPP Revolving Credit Facility also has an accordion provision, subject to the satisfaction of various conditions, which could bring total commitments under the BNPP Revolving Credit Facility to $1,000 million. Proceeds from borrowings under the BNPP Revolving Credit Facility may be used to fund portfolio investments by SPV Public I and to make advances under delayed drawdown collateral assets where SPV Public I is a lender. Any amounts outstanding under the BNPP Revolving Credit Facility must be repaid by May 31, 2027.

As of April 30, 2024, advances under the BNPP Revolving Credit Facility initially bear interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.735%. After the expiration of a two-year reinvestment period, the applicable margin on all outstanding advances will be 2.735% per annum.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	June 30, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$806.00	$311.84
First Lien/Last-Out Unitranche	75.34	91.04
Second Lien/Senior Secured Debt	2.46	4.55
Total	$883.80	$407.43

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

RECENT DEVELOPMENTS

July and August Subscriptions

On July 1, 2024, we received $230.13 million of proceeds, relating to the issuance of 9,092,364 Shares.

On August 1, 2024, we received $287.07 million of proceeds, relating to the issuance of Shares.

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street SPV LLC, a wholly owned subsidiary of the Company (“GSCR Mott Street”), entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. (“MS”), as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as equityholder and investment advisor, and the lenders party thereto. The initial principal amount of the commitments under the MS Revolving Credit Facility is $1,000.00 million. Proceeds from borrowings under the MS Revolving Credit Facility may be used to fund portfolio investments by GSCR Mott Street and to make advances under delayed drawdown collateral assets where GSCR Mott Street is a lender. Any amounts outstanding under the MS Revolving Credit Facility must be repaid by August 9, 2029.

Advances under the MS Revolving Credit Facility initially bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of US dollars is 3-month Term SOFR) plus an applicable margin of 2.35%. After the expiration of a two-year reinvestment period, the applicable margin on all outstanding advances will be 2.85% per annum.

GSCR Mott Street’s obligations to the lenders under the MS Revolving Credit Facility are secured by a first priority security interest in substantially all of GSCR Mott Street’s portfolio investments and cash, subject to liens permitted under the MS Revolving Credit Facility. The obligations of GSCR Mott Street under the MS Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the MS Revolving Credit Facility is limited to the value of the Company’s investment in GSCR Mott Street, subject to certain indemnification obligations.

Distributions

On August 1, 2024, our Board of Directors declared monthly distributions from our taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
August 30, 2024	September 26, 2024
September 30, 2024	October 28, 2024
October 31, 2024	November 26, 2024

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

As of June 30, 2024 and December 31, 2023 on a fair value basis, 100% and 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility each bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure.

As of June 30, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$96.42	$(17.52)	$78.90
Up 200 basis points	64.28	(11.68)	52.60
Up 100 basis points	32.14	(5.84)	26.30
Up 75 basis points	24.10	(4.38)	19.72
Up 50 basis points	16.07	(2.92)	13.15
Up 25 basis points	8.03	(1.46)	6.57
Down 25 basis points	(8.03)	1.46	(6.57)
Down 50 basis points	(16.07)	2.92	(13.15)
Down 75 basis points	(24.10)	4.38	(19.72)
Down 100 basis points	(32.14)	5.84	(26.30)
Down 200 basis points	(64.28)	11.68	(52.60)
Down 300 basis points	(96.42)	17.52	(78.90)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total securities issued and proceeds:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2024
Class I Common Stock
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
April 1, 2024	9,027,996	228.59
May 1, 2024	9,154,226	231.69
June 1, 2024	10,422,835	263.70
Total	55,812,924	1,410
For the Six Months Ended June 30, 2023
April 6, 2023	10,081,173	$252.03
May 1, 2023	3,019,897	75.89
June 1, 2023	5,708,842	143.58
Total	18,809,912	471.50
Series A Cumulative Preferred Stock (1)
April 6, 2023	515	$0.52
Total	515	$0.52

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

The following table sets forth information regarding repurchases of Shares under our share repurchase program during the six months ended June 30, 2024:

Offer Date	Tender Offer Expiration Date	Repurchase Pricing Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
February 16, 2024	March 15, 2024	March 31, 2024	5.0%	$25.32	$0.39	15,551
May 17, 2024	June 14, 2024	June 30, 2024	5.0%	$25.31	12.99	513,509
Total					$13.4	529,060

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street SPV LLC, a wholly owned subsidiary of the Company (“GSCR Mott Street”), entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. (“MS”), as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as equityholder and investment advisor, and the lenders party thereto. The initial principal amount of the commitments under the MS Revolving Credit Facility is $1,000.00 million. Proceeds from borrowings under the MS Revolving Credit Facility may be used to fund portfolio investments by GSCR Mott Street and to make advances under delayed drawdown collateral assets where GSCR Mott Street is a lender. Any amounts outstanding under the MS Revolving Credit Facility must be repaid by August 9, 2029.

Advances under the MS Revolving Credit Facility initially bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of US dollars is 3-month Term SOFR) plus an applicable margin of 2.35%. After the expiration of a two-year reinvestment period, the applicable margin on all outstanding advances will be 2.85% per annum.

GSCR Mott Street’s obligations to the lenders under the MS Revolving Credit Facility are secured by a first priority security interest in substantially all of GSCR Mott Street’s portfolio investments and cash, subject to liens permitted under the MS Revolving Credit Facility. The obligations of GSCR Mott Street under the MS Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the MS Revolving Credit Facility is limited to the value of the Company’s investment in GSCR Mott Street, subject to certain indemnification obligations.

The foregoing description is only a summary of the material provisions of the MS Revolving Credit Facility and is qualified in its entirety by reference to a copy of the MS Revolving Credit Facility, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2024.

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

10.1

Third Amendment to Senior Secured Revolving Credit Agreement, dated as of May 23, 2024, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 30, 2024).

10.2

First Amendment to Revolving Credit and Security Agreement, dated as of May 30, 2024, by and among GS Private Credit SPV Public I LLC, BNP Paribas, as administrative agent, State Street Bank and Trust Company, as collateral agent, and Goldman Sachs Private Credit Corp., as equityholder and investment advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on June 5, 2024).

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

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: August 13, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 13, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 13, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)