Form 10-Q
period 2024-09-30
Goldman Sachs Private Credit Corp.
filed 2024-11-13
CIK 1920145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 13, 2024, was 167,281,995. Common shares outstanding exclude November 1, 2024 subscriptions since the issuance price has not yet been finalized at this time.

GOLDMAN SACHS PRIVATE CREDIT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
•
the impact of changing inflation and interest rates and the risk of recession on our portfolio companies;
•
the impact of the 2024 U.S. presidential election;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024 (Unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $5,207,832 and $1,782,641)	$5,226,667	$1,788,119
Non-controlled affiliated investments (cost of $48,002 and $—)	46,321	—
Total investments, at fair value (cost of $5,255,834 and $1,782,641)	$5,272,988	$1,788,119
Investments in affiliated money market fund (cost of $204,149 and $65,977)	204,149	65,977
Cash	89,325	19,325
Interest and dividends receivable	29,956	11,728
Deferred financing costs	20,285	10,270
Receivable for investments sold	4,907	8,882
Receivable from investment adviser	2,307	350
Deferred offering costs	520	886
Other assets	100	363
Total assets	$5,624,537	$1,905,900
Liabilities
Debt	$1,471,220	$248,186
Payable for investments purchased	154,226	41,073
Distribution payable	50,567	13,259
Interest and other debt expenses payable	6,583	1,704
Management fees payable	4,058	3,076
Incentive fees based on income payable	8,167	4,254
Incentive fees based on capital gains payable	1,198	492
Payable for share repurchases	27,116	—
Accrued expenses and other liabilities	2,549	3,019
Total liabilities	$1,725,684	$315,063
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (1,000,000,000 shares authorized, 154,147,833 and 63,140,236 common shares issued and outstanding as of September 30, 2024 and December 31, 2023)	154	63
Paid-in capital in excess of par	3,888,493	1,588,575
Distributable earnings (loss)	10,206	2,199
Total net assets	$3,898,853	$1,590,837
Total liabilities and net assets	$5,624,537	$1,905,900
Net asset value per common share	$25.29	$25.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$124,751	$22,325	$277,895	$34,263
Other income	2,360	540	5,182	646
From non-controlled affiliated investments:
Interest income	1,299	—	2,406	—
Dividend income	3,248	2,441	11,278	2,738
Other income	45	—	89	—
Total investment income	$131,703	$25,306	$296,850	$37,647
Expenses:
Interest and other debt expenses	$22,882	$2,354	$46,211	$4,703
Management fees	11,147	2,680	26,223	3,726
Incentive fees based on income	11,912	2,296	27,213	3,086
Incentive fees based on capital gains	(797)	92	706	392
Professional fees	537	547	1,477	826
Offering costs	307	577	1,355	1,042
Organization costs	—	127	—	519
Directors’ fees	169	85	501	245
Other general and administrative expenses	1,722	655	4,227	1,037
Total expenses	$47,879	$9,413	$107,913	$15,576
Fee waivers	(5,881)	(4,976)	(11,809)	(6,812)
Expense support	(3,456)	(1,152)	(13,514)	(3,547)
Reimbursable expenses previously borne by Investment Adviser	—	—	—	1,512
Net expenses	$38,542	$3,285	$82,590	$6,729
Net investment income	$93,161	$22,021	$214,260	$30,918
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$181	$(5)	$(4,202)	$(3)
Foreign currency transactions	(233)	91	(606)	84
Warehouse transaction	—	—	—	2,617
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	703	(354)	13,357	301
Non-controlled affiliated investments	(1,562)	—	(1,681)	—
Foreign currency translations	(5,463)	1,009	(1,222)	140
Net realized and unrealized gains	$(6,374)	$741	$5,646	$3,139
Net increase in net assets from operations	$86,787	$22,762	$219,906	$34,057
Weighted average common shares and common units outstanding	142,103,773	34,868,960	112,180,896	24,905,773
Basic and diluted net investment income per share	$0.66	$0.63	$1.91	$1.24
Basic and diluted earnings (loss) per share	$0.61	$0.65	$1.96	$1.37

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net assets at beginning of period	$3,046,532	$476,500	$1,590,837	$1
Increase (decrease) in net assets from operations:
Net investment income	$93,161	$22,021	$214,260	$30,918
Net realized gain (loss)	(52)	86	(4,808)	2,698
Net change in unrealized appreciation (depreciation)	(6,322)	655	10,454	441
Net increase in net assets from operations	$86,787	$22,762	$219,906	$34,057
Distributions to stockholders from:
Distributable earnings to common stockholders	$(89,615)	$(22,021)	$(211,899)	$(30,492)
Distributable earnings to preferred stockholders	—	(15)	—	(30)
Total distributions to stockholders	$(89,615)	$(22,036)	$(211,899)	$(30,522)
Capital transactions:
Issuance of common shares	$848,238	$596,999	$2,257,778	$1,068,496
Issuance of preferred shares	—	—	—	515
Redemption of preferred shares	—	(515)	—	(515)
Repurchased shares, net of early repurchase deduction	(27,085)	—	(40,468)	—
Reinvestment of common stockholder distributions	33,996	7,498	82,699	9,176
Net increase in net assets from capital transactions	$855,149	$603,982	$2,300,009	$1,077,672
Total increase in net assets	$852,321	$604,708	$2,308,016	$1,081,207
Net assets at end of period	$3,898,853	$1,081,208	$3,898,853	$1,081,208
Net assets for common shares	$3,898,853	$1,081,208	$3,898,853	$1,081,208
Net assets for preferred shares	$—	$—	$—	$—
Distributions per common share	$0.63	$0.63	$1.89	$1.22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net increase in net assets from operations:	$219,906	$34,057
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(3,811,335)	(1,201,316)
Payment-in-kind interest capitalized	(6,103)	(645)
Investments in affiliated money market fund, net	(138,172)	(79,674)
Proceeds from sales of investments and principal repayments	351,618	5,789
Net realized (gain) loss on investments	4,202	3
Net change in unrealized (appreciation) depreciation on investments	(11,676)	(301)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(104)	14
Amortization of premium and accretion of discount, net	(11,575)	(1,146)
Amortization of deferred financing costs	2,380	596
Amortization of deferred offering costs	1,355	1,042
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	3,975	—
(Increase) decrease in interest and dividends receivable	(18,228)	(5,631)
(Increase) decrease in receivable from investment adviser	(1,957)	(157)
(Increase) decrease in other assets	263	(128)
Increase (decrease) in interest and other debt expenses payable	5,460	888
Increase (decrease) in management fees payable	982	—
Increase (decrease) in incentive fees based on income payable	3,913	—
Increase (decrease) in incentive fees based on capital gains payable	706	392
Increase (decrease) in payable for investments purchased	113,153	60,524
Increase (decrease) in accrued expenses and other liabilities	(156)	1,803
Net cash provided by (used for) operating activities	$(3,291,393)	$(1,183,890)
Cash flows from financing activities:
Proceeds from issuance of common shares	$2,257,778	$1,068,496
Proceeds from issuance of preferred shares	—	515
Redemption of preferred shares	—	(515)
Repurchased shares, net of early repurchase deduction	(13,352)	—
Offering costs paid	(1,303)	(1,241)
Common stock distributions paid	(91,892)	(12,318)
Preferred stock distributions paid	—	(30)
Financing costs paid	(12,976)	(7,279)
Borrowings on debt	2,712,695	612,551
Repayments of debt	(1,489,661)	(374,014)
Net cash provided by (used for) financing activities	$3,361,289	$1,286,165
Net increase (decrease) in cash	$69,896	$102,275
Effect of foreign exchange rate changes on cash and cash equivalents	104	(14)
Cash, beginning of period	19,325	1
Cash, end of period	$89,325	$102,262
Supplemental and non-cash activities
Interest expense paid	$35,978	$2,573
Accrued but unpaid distributions	$50,567	$8,998
Reinvestment of common stockholder distributions	$82,699	$9,176
Accrued but unpaid share repurchases	$27,116	$—
Exchange of investments	$45,192	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Debt Investments - 135.07%
Canada - 3.77%
1st Lien/Senior Secured Debt - 3.77%
Trader Corporation	Automobiles	10.50%	C + 5.50%	12/21/29	CAD	61,181	$44,349	$45,237	(6) (7)
Trader Corporation	Automobiles		C + 5.50%	12/22/28	CAD	4,658	(78)	—	(6) (7) (8)
Recochem, Inc	Chemicals	10.46%	C + 5.75%	11/01/30	CAD	57,894	41,005	42,807	(6) (7) (9)
Recochem, Inc	Chemicals	11.00%	S + 5.75%	11/01/30		$25,359	24,868	25,359	(6) (7) (9)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD	14,168	(89)	—	(6) (7) (8) (9)
Recochem, Inc	Chemicals	11.00%	S + 5.75%	11/01/30		12,797	12,564	12,797	(6) (7) (9)
Recochem, Inc	Chemicals	11.00%	S + 5.75%	11/01/30	CAD	9,446	1,392	1,540	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.96%	S + 6.00%	02/01/27		3,326	429	412	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	11.61%	S + 6.75%	11/23/28		19,266	18,882	18,784	(6) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		2,391	(44)	(60)	(6) (7) (8)
Total 1st Lien/Senior Secured Debt							143,278	146,876
Total Canada							$143,278	$146,876
Switzerland - 0.53%
1st Lien/Last-Out Unitranche (13) - 0.53%
Esperanto BidCo AG (dba BSI Software)	Software		SARON + 5.00%	09/10/31	CHF	24,087	$(407)	$(249)	(6) (8) (9)
Esperanto BidCo AG (dba BSI Software)	Software	6.21%	SARON + 5.00%	09/10/31	CHF	9,074	10,530	10,534	(6) (9)
Esperanto BidCo AG (dba BSI Software)	Software	6.21%	SARON + 5.00%	09/10/31	EUR	6,929	7,507	7,578	(6) (9)
Esperanto BidCo AG (dba BSI Software)	Software	6.21%	SARON + 5.00%	09/10/31	CHF	2,561	2,972	2,974	(6) (9)
Total 1st Lien/Last-Out Unitranche							20,602	20,837
Total Switzerland							$20,602	$20,837
United Kingdom - 2.07%
1st Lien/Senior Secured Debt - 2.07%
Ardonagh Midco 3 PLC	Insurance	8.39%	E + 4.75%	02/17/31	EUR	73,582	$78,423	$80,679	(6) (7)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services		S + 5.25%	09/03/31	GBP	20,437	—	—	(6) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services		S + 5.25%	09/03/31	GBP	15,214	—	—	(6) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services		S + 7.25% (Incl. 2.00% PIK)	09/03/31	GBP	12,144	—	—	(6) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services		P + 4.25%	09/03/31		9,635	—	—	(6) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services		S + 5.25%	09/03/31	CAD	8,114	—	—	(6) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services		S + 7.25% (Incl. 2.00% PIK)	09/03/31	GBP	7,176	—	—	(6) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services		S + 5.25%	09/03/31	GBP	5,984	—	—	(6) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services		S + 5.25%	09/03/31		4,665	—	—	(6) (8) (9)
Total 1st Lien/Senior Secured Debt							78,423	80,679
Total United Kingdom							$78,423	$80,679
United States - 128.70%
1st Lien/Senior Secured Debt - 122.20%
Air Comm Corporation, LLC (dba Signia Aerospace)	Aerospace & Defense		S + 4.75%	07/01/27		$185,128	$—	$—	(8) (9)
Air Comm Corporation, LLC (dba Signia Aerospace)	Aerospace & Defense		S + 4.75%	07/01/27		28,285	—	—	(8) (9)
Bleriot US Bidco Inc.	Aerospace & Defense	7.85%	S + 3.25%	10/31/30		748	751	748
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	10.10%	S + 5.00%	01/09/30		35,123	34,250	34,860	(7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28		3,689	(77)	(28)	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Kaman Corporation	Aerospace & Defense	8.10%	S + 3.50%	04/21/31	$2,550	$2,564	$2,557
Propulsion (BC) Finco S.a.r.l.	Aerospace & Defense	8.35%	S + 3.75%	09/14/29	2,487	2,494	2,492	(10)
VisionSafe Holdings, Inc.	Aerospace & Defense	11.13%	S + 6.00%	04/18/30	9,397	9,219	9,209	(7) (9)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/18/30	1,320	(24)	(26)	(7) (8) (9)
Autokiniton US Holdings, Inc.	Automobile Components	8.96%	S + 4.00%	04/06/28	9,953	9,994	9,945
BBB Industries LLC	Automobile Components	10.20%	S + 5.25%	07/25/29	393	377	370
Clarios Global LP	Automobile Components	7.35%	S + 2.50%	05/06/30	4,999	5,030	4,994
Dealer Tire Financial, LLC	Automobile Components	8.35%	S + 3.50%	07/02/31	9,991	10,057	10,004
DexKo Global Inc.	Automobile Components	8.62%	S + 3.75%	10/04/28	3,996	3,945	3,853	(6) (10)
First Brands Group, LLC	Automobile Components	10.51%	S + 5.00%	03/30/27	4,945	4,944	4,887
First Brands Group, LLC	Automobile Components	10.51%	S + 5.00%	03/30/27	24	24	24
Mavis Tire Express Services Corp.	Automobile Components	8.35%	S + 3.50%	05/04/28	5,987	5,994	5,980	(10)
Truck Hero, Inc.	Automobile Components	8.46%	S + 3.50%	01/31/28	246	238	241
American Builders & Contractors Supply Co., Inc.	Building Products	6.60%	S + 1.75%	01/31/31	14,934	14,973	14,940
Chamberlain Group Inc	Building Products	8.20%	S + 3.25%	11/03/28	5,298	5,292	5,266
Cornerstone Building Brands, Inc.	Building Products	8.45%	S + 3.25%	04/12/28	688	677	673
Icebox Holdco III, Inc.	Building Products	8.62%	S + 3.75%	12/22/28	3,996	3,984	4,004	(10)
MI Windows and Doors, LLC	Building Products	8.35%	S + 3.50%	03/28/31	4,988	5,028	4,992	(10)
Oscar AcquisitionCo, LLC	Building Products	8.50%	S + 4.25%	04/29/29	2,546	2,543	2,512
Potters Industries, LLC	Building Products	8.60%	S + 3.75%	12/14/27	3,910	3,927	3,926
Quikrete Holdings, Inc.	Building Products	7.10%	S + 2.25%	03/19/29	10,814	10,838	10,811	(10)
Standard Industries, Inc.	Building Products	6.92%	S + 2.00%	09/22/28	13,359	13,397	13,381
Vector WP Holdco, Inc.	Building Products	9.96%	S + 5.00%	10/12/28	220	217	218
White Cap Buyer LLC	Building Products	8.10%	S + 3.25%	10/19/29	5,000	4,975	4,961
Wilsonart LLC	Building Products	8.85%	S + 4.25%	08/05/31	750	741	741
AAP Buyer Inc.	Chemicals	7.85%	S + 3.25%	09/09/31	1,675	1,671	1,681
Albaugh, LLC	Chemicals	8.60%	S + 3.75%	04/06/29	940	928	937
Ascend Performance Materials Operations, LLC	Chemicals	9.10%	S + 4.75%	08/27/26	2,096	2,059	1,937
Formulations Parent Corporation (dba Chase Corp)	Chemicals	10.87%	S + 5.75%	11/15/30	54,137	53,150	53,054	(7) (9)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	9,068	(155)	(181)	(7) (8) (9)
Illuminate Buyer, LLC	Chemicals	8.46%	S + 3.50%	12/31/29	12,457	12,498	12,479	(10)
INEOS Enterprises Holdings US Finco, LLC	Chemicals	8.91%	S + 3.75%	07/08/30	14,952	14,992	14,981	(6)
INEOS Styrolution US Holding LLC	Chemicals	7.71%	S + 2.75%	01/29/26	1,909	1,908	1,905	(6)
Innophos, Inc.	Chemicals	8.71%	S + 3.75%	02/05/27	7,469	7,444	7,489
LSF11 A5 Holdco, LLC	Chemicals	8.46%	S + 3.50%	10/15/28	9,974	9,962	9,947	(10)
Olympus Water US Holding Corporation	Chemicals		S + 3.50%	06/20/31	9,969	10,009	9,961	(10)
Sparta U.S. HoldCo LLC	Chemicals	8.45%	S + 3.25%	08/02/30	3,507	3,520	3,502	(10)
W.R. Grace & Co.-Conn.	Chemicals	7.85%	S + 3.25%	09/22/28	4,984	5,016	4,991
AlixPartners, LLP	Commercial Services & Supplies	7.46%	S + 2.50%	02/04/28	12,433	12,465	12,439
Allied Universal Holdco LLC	Commercial Services & Supplies	8.70%	S + 3.75%	05/12/28	5,973	5,932	5,912	(10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Amentum Government Services Holdings LLC	Commercial Services & Supplies		S + 2.25%	09/29/31	$6,300	$6,311	$6,276	(10)
ASM Buyer, Inc.	Commercial Services & Supplies	10.10%	S + 5.00%	08/22/31	85,000	82,668	83,300	(9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.00%	08/22/30	10,000	(191)	(200)	(8) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.00%	08/22/31	5,000	(48)	(50)	(8) (9)
BEP Intermediate Holdco LLC (dba Buyers Edge)	Commercial Services & Supplies	8.60%	S + 3.75%	04/25/31	46,409	46,192	46,525
Covanta Holding Corporation	Commercial Services & Supplies	7.85%	S + 2.75%	11/30/28	2,506	2,511	2,507
Covanta Holding Corporation	Commercial Services & Supplies	7.85%	S + 2.75%	11/30/28	137	138	137
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	10.10%	S + 5.25%	02/07/31	41,794	41,012	41,376	(7) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	18,539	(169)	(185)	(7) (8) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	5,562	(101)	(56)	(7) (8) (9)
Madison IAQ LLC	Commercial Services & Supplies	7.89%	S + 2.75%	06/21/28	7,485	7,499	7,475	(10)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	09/09/31	120,192	—	—	(8) (9)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	09/09/31	38,462	—	—	(8) (9)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	09/09/31	16,346	—	—	(8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29	10,343	10,122	10,239	(7) (9)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	3,134	(37)	(31)	(7) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29	1,567	593	611	(7) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29	1,559	1,524	1,544	(7) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29	520	507	515	(7) (9)
Thevelia (US), LLC	Commercial Services & Supplies	7.85%	S + 3.25%	06/18/29	3,527	3,549	3,527	(6) (10)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	10.85%	S + 6.00%	10/31/29	21,459	21,032	21,245	(7) (9)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.30%	S + 6.00%	10/31/29	3,378	374	405	(7) (8) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.85%	S + 5.25%	04/30/31	81,397	80,228	80,990	(7) (9)
USA DeBusk, LLC	Commercial Services & Supplies	10.37%	S + 5.25%	04/30/31	29,939	3,132	3,218	(7) (8) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.97%	S + 5.25%	04/30/30	11,227	5,631	5,732	(7) (8) (9)
Vaco Holdings, LLC	Commercial Services & Supplies	9.95%	S + 5.00%	01/21/29	4,002	3,913	3,919	(10)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.60%	S + 5.75%	05/01/29	94,107	93,503	93,401	(7) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.60%	S + 5.75%	05/01/29	9,904	4,889	4,878	(7) (8) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29	8,253	(52)	(62)	(7) (8) (9)
Wand NewCo 3, Inc.	Commercial Services & Supplies	8.01%	S + 3.25%	01/30/31	4,988	5,014	4,979
Brown Group Holding, LLC	Construction & Engineering	7.60%	S + 2.75%	07/01/31	5,000	5,004	4,985
Brown Group Holding, LLC	Construction & Engineering	7.84%	S + 2.75%	07/01/31	4,229	4,232	4,217
Chromalloy Corporation	Construction & Engineering	9.08%	S + 3.75%	03/27/31	2,494	2,437	2,365
DG Investment Intermediate Holdings 2, Inc.	Construction & Engineering	8.71%	S + 3.75%	03/31/28	7,475	7,463	7,443
Energize HoldCo, LLC	Construction & Engineering	8.71%	S + 3.75%	12/08/28	7,464	7,467	7,450
Geotechnical Merger Sub, Inc.	Construction & Engineering		S + 4.75%	08/24/31	38,264	—	—	(8) (9)
Geotechnical Merger Sub, Inc.	Construction & Engineering		S + 4.75%	08/24/31	14,170	—	—	(8) (9)
Geotechnical Merger Sub, Inc.	Construction & Engineering		S + 4.75%	08/24/29	5,313	—	—	(8) (9)
KKR Apple Bidco, LLC	Construction & Engineering	7.71%	S + 2.75%	09/22/28	7,468	7,461	7,453
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	9.56%	S + 4.50%	08/29/31	28,238	28,098	28,096	(9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)
(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31	$9,192	$(23)	$(23)	(8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31	4,070	(20)	(20)	(8) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.60%	S + 6.00%	10/04/30	62,819	61,402	62,190	(7) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	7,366	(155)	(74)	(7) (8) (9)
IRB Holding Corp.	Consumer Staples Distribution & Retail	7.70%	S + 2.75%	12/15/27	9,939	9,950	9,924
Berlin Packaging LLC	Containers & Packaging	8.94%	S + 3.75%	06/09/31	7,471	7,450	7,463
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging		S + 5.25%	09/30/30	74,981	—	—	(8) (9)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging		S + 5.25%	09/30/30	8,719	—	—	(8) (9)
Charter NEX US, Inc.	Containers & Packaging	8.10%	S + 3.25%	12/01/27	7,488	7,507	7,488
Clydesdale Acquisition Holdings, Inc.	Containers & Packaging	8.02%	S + 3.18%	04/13/29	7,488	7,509	7,445	(10)
LABL, Inc.	Containers & Packaging	9.95%	S + 5.00%	10/29/28	148	147	144
Pregis TopCo Corporation	Containers & Packaging	8.85%	S + 4.00%	07/31/26	3,919	3,936	3,923
Proampac PG Borrower LLC	Containers & Packaging	9.23%	S + 4.00%	09/15/28	2,985	3,001	2,987
Reynolds Group Holdings, Inc.	Containers & Packaging	7.35%	S + 2.50%	09/24/28	9,483	9,509	9,474
TricorBraun Holdings, Inc.	Containers & Packaging	8.21%	S + 3.25%	03/03/28	4,966	4,925	4,865
BCPE Empire Holdings, Inc.	Distributors	8.85%	S + 4.00%	12/11/28	5,197	5,214	5,197
CD&R Hydra Buyer Inc.	Distributors	8.95%	S + 4.00%	03/25/31	1,443	1,455	1,432
DFS Holding Company, Inc.	Distributors	10.50%	S + 6.25%	01/31/29	39,943	38,978	39,344	(7)
DFS Holding Company, Inc.	Distributors	10.50%	S + 6.25%	01/31/29	8,419	2,793	2,801	(7) (8)
Fluid-Flow Products, Inc.	Distributors	8.71%	S + 3.75%	03/31/28	4,993	4,998	4,988
Windsor Holdings III, LLC	Distributors	8.46%	S + 3.50%	08/01/30	4,979	5,005	4,994	(10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.60%	S + 6.00%	04/26/29	17,775	17,444	17,420	(7) (9) (11)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	8,250	(151)	(165)	(7) (8) (9) (11)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	11.01%	S + 6.00%	04/26/29	1,650	465	462	(7) (8) (9) (11)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.63%	S + 5.00%	06/06/31	82,800	82,390	82,386	(7) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	37,362	(315)	(187)	(7) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	10.05%	S + 5.00%	06/06/31	10,970	809	859	(7) (8) (9)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	9.95%	S + 5.00%	11/01/28	44,890	42,969	44,666	(7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28	4,310	(177)	(22)	(7) (8)
Genuine Financial Holdings, LLC	Diversified Consumer Services	8.85%	S + 4.00%	09/27/30	6,973	6,957	6,921	(10)
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	8.71%	S + 3.75%	12/15/28	3,996	4,001	3,990	(10)
Spotless Brands, LLC	Diversified Consumer Services	10.81%	S + 5.75%	07/25/28	32,275	31,428	32,275	(7)
Spotless Brands, LLC	Diversified Consumer Services	10.81%	S + 5.75%	07/25/28	5,003	4,885	5,003	(7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	10.20%	S + 5.00%	05/01/31	49,538	49,064	49,043	(7) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.88%	S + 5.00%	05/01/31	12,923	4,094	4,006	(7) (8) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	7,538	(70)	(75)	(7) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.45%	S + 7.50%	08/14/28	15,097	14,662	15,022	(7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.16%	S + 7.50%	08/14/28	2,612	1,249	1,293	(7) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	435	(12)	(2)	(7) (8) (9)
Calpine Corporation	Electric Utilities	6.85%	S + 2.00%	01/31/31	677	674	675

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Edgewater Generation, LLC	Electric Utilities	9.10%	S + 4.25%	08/01/30	$3,500	$3,514	$3,528	(10)
Nvent Electric Public Limited Company	Electrical Equipment		S + 4.00%	09/12/31	1,925	1,915	1,923	(10)
Trystar, LLC	Electrical Equipment	9.73%	S + 4.50%	08/06/31	35,163	34,816	34,811	(9)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	12,558	(62)	(63)	(8) (9)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	6,279	(62)	(63)	(8) (9)
GIP Pilot Acquisition Partners LP	Energy Equipment & Services	7.82%	S + 2.50%	10/04/30	5,005	5,029	5,009
WhiteWater DBR HoldCo, LLC	Energy Equipment & Services	7.35%	S + 2.75%	03/03/31	2,500	2,503	2,495	(10)
Whitewater Whistler Holdings, LLC	Energy Equipment & Services		S + 2.25%	02/15/30	7,173	7,202	7,149	(10)
Arcis Golf LLC	Entertainment	8.71%	S + 3.75%	11/24/28	4,977	5,009	4,988	(10)
Fender Musical Instruments Corporation	Entertainment	8.95%	S + 4.00%	12/01/28	2,875	2,847	2,774
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.10%	S + 5.50%	05/08/28	45,174	44,865	44,722	(7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.36%	S + 5.50%	05/08/28	5,996	1,460	1,436	(7) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	5,940	(39)	(59)	(7) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.45%	S + 5.50%	05/08/28	1,970	1,938	1,950	(7) (9)
Advisor Group, Inc.	Financial Services	8.85%	S + 4.00%	08/17/28	1,072	1,073	1,060
AllSpring Buyer, LLC	Financial Services	8.14%	S + 3.25%	11/01/28	7,800	7,793	7,769
Citadel Securities LP	Financial Services	7.10%	S + 2.25%	07/29/30	14,974	14,987	14,960	(10)
Computer Services, Inc.	Financial Services	10.27%	S + 5.25%	11/15/29	49,245	47,120	49,245	(7)
Coretrust Purchasing Group LLC	Financial Services	10.10%	S + 5.25%	10/01/29	37,286	36,004	37,099	(7)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	5,526	(129)	(28)	(7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	5,526	(116)	(28)	(7) (8)
DRW Holdings, LLC	Financial Services	8.59%	S + 3.50%	06/26/31	17,489	17,507	17,467
Edelman Financial Center, LLC	Financial Services	8.10%	S + 3.25%	04/07/28	4,225	4,224	4,216
Eisner Advisory Group LLC	Financial Services	8.85%	S + 4.00%	02/28/31	2,492	2,497	2,497	(10)
Franklin Square Holdings, L.P.	Financial Services	7.10%	S + 2.25%	04/25/31	4,988	4,998	4,981
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29	36,677	35,528	36,310	(7) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	22,748	(153)	(227)	(7) (8) (9)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29	11,542	10,652	10,852	(7) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	5,687	(38)	(57)	(7) (8) (9)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29	5,130	4,601	4,686	(7) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	2,052	(54)	(21)	(7) (8) (9)
NEXUS Buyer LLC	Financial Services	8.85%	S + 4.00%	07/31/31	3,172	3,148	3,142	(10)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	9.81%	S + 4.75%	05/16/31	141,942	141,293	141,942	(6) (7) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	10.54%	S + 5.25%	02/24/31	34,913	34,585	34,563	(7) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	5,000	(46)	(50)	(7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.35%	S + 6.00%	02/01/27	59,263	59,011	58,966	(6) (7) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.35%	S + 6.00%	02/01/27	5,728	921	893	(6) (7) (8) (9)
Chobani, LLC	Food Products	8.21%	S + 3.25%	10/25/27	3,982	4,008	3,989	(10)
Eagle Family Foods Group Holdings, LLC	Food Products	10.33%	S + 5.00%	08/12/30	202,247	200,259	200,225	(9)
Eagle Family Foods Group Holdings, LLC	Food Products	10.33%	S + 5.00%	08/12/30	22,753	2,811	2,806	(8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Froneri International Ltd.	Food Products	7.20%	S + 2.25%	01/29/27		$810	$805	$808	(6)
GSM Holdings, Inc.	Ground Transportation		S + 5.00%	09/29/31		1,550	1,465	1,442	(10)
Kenan Advantage Group, Inc.	Ground Transportation	8.10%	S + 3.25%	01/25/29		9,947	9,982	9,889
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		E + 5.50%	08/01/31	EUR	44,828	18	—	(8) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	08/01/31		22,060	—	—	(8) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	08/01/31		16,178	—	—	(8) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	08/01/29		13,236	—	—	(8) (9)
Medline Borrower, LP	Health Care Equipment & Supplies	7.60%	S + 2.75%	10/23/28		14,960	14,979	14,959
Zeus Company, Inc.	Health Care Equipment & Supplies	10.10%	S + 5.50%	02/28/31		69,969	68,981	69,270	(7) (9)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/31		13,050	(90)	(131)	(7) (8) (9)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30		9,788	(133)	(98)	(7) (8) (9)
Advarra Holdings, Inc.	Health Care Providers & Services	9.35%	S + 4.50%	09/15/31		77,026	76,644	76,641	(9)
Advarra Holdings, Inc.	Health Care Providers & Services	9.35%	S + 4.50%	09/15/31		41,895	41,687	41,686	(9)
Advarra Holdings, Inc.	Health Care Providers & Services		S + 4.50%	09/15/31		7,087	(18)	(18)	(8) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.25%	S + 5.00%	08/07/31		54,307	53,763	53,764	(9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		9,802	(145)	(74)	(8) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	10.01%	S + 5.00%	08/07/31		5,298	1,247	1,245	(8) (9)
Electron BidCo, Inc.	Health Care Providers & Services	7.96%	S + 3.00%	11/01/28		7,475	7,489	7,481	(10)
Help At Home, Inc.	Health Care Providers & Services		S + 5.00%	09/24/31		625	616	616	(10)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.70%	S + 6.75%	06/13/28		8,704	8,497	8,487	(7) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28		979	(22)	(24)	(7) (8) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.30%	S + 7.00% (Incl. 7.30% PIK)	03/18/27		20,863	20,520	20,446	(7) (9) (11)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.30%	S + 7.00% (Incl. 7.30% PIK)	03/18/27		2,486	2,069	2,239	(7) (8) (9) (11) (12)
LifePoint Health, Inc.	Health Care Providers & Services	8.96%	S + 4.00%	05/17/31		3,716	3,716	3,714
LifePoint Health, Inc.	Health Care Providers & Services	10.05%	S + 5.50%	11/16/28		322	308	322
Netsmart Technologies, Inc.	Health Care Providers & Services	10.05%	S + 5.20% (Incl. 2.70% PIK)	08/25/31		177,663	175,911	175,886	(9)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 5.20% (Incl. 2.70% PIK)	08/25/31		24,158	(238)	(242)	(8) (9)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 5.20% (Incl. 2.70% PIK)	08/25/31		23,684	(113)	(118)	(8) (9)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.76%	S + 5.50%	06/15/27		14,613	14,285	14,467	(7)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	10.74%	S + 5.50%	06/15/27		7,397	7,234	7,323	(7)
Summit Behavioral Healthcare, LLC	Health Care Providers & Services	9.31%	S + 4.25%	11/24/28		1,319	1,321	1,227
US Radiology Specialists, Inc.	Health Care Providers & Services		S + 4.75%	12/15/27		2,500	2,503	2,500	(10)
Athenahealth Group, Inc.	Health Care Technology	8.10%	S + 3.25%	02/15/29		4,987	4,982	4,951
Cotiviti Corporation	Health Care Technology	8.45%	S + 3.25%	05/01/31		4,987	5,000	4,981
HealthEdge Software, Inc.	Health Care Technology	9.85%	S + 4.75%	07/16/31		34,604	34,265	34,258	(9)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31		15,266	(74)	(76)	(8) (9)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31		4,580	(44)	(46)	(8) (9)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	11.98%	S + 6.75%	09/12/29		23,477	23,260	23,258	(9)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure		S + 6.75%	09/12/29		4,306	(20)	(20)	(8) (9)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure		S + 6.75%	09/12/29		861	(8)	(8)	(8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
LC Ahab US Bidco LLC	Hotels, Restaurants & Leisure	8.35%	S + 3.50%	05/01/31	$3,000	$3,025	$3,009
Raising Cane's Restaurants, LLC	Hotels, Restaurants & Leisure	7.01%	S + 2.00%	09/18/31	800	798	800
Whatabrands LLC	Hotels, Restaurants & Leisure	7.60%	S + 2.75%	08/03/28	2,818	2,828	2,813
AI Aqua Merger Sub, Inc.	Household Durables	8.70%	S + 3.50%	07/31/28	4,177	4,180	4,170	(6)
Kronos Acquisition Holdings Inc.	Household Products	9.31%	S + 4.00%	07/08/31	5,481	5,499	5,124
Acrisure, LLC	Insurance	8.21%	S + 3.25%	11/06/30	10,082	10,024	9,975	(10)
Acrisure, LLC	Insurance	7.96%	S + 3.00%	02/16/27	1,372	1,358	1,365
Alliant Holdings Intermediate, LLC	Insurance	7.96%	S + 3.00%	09/19/31	5,334	5,320	5,302	(10)
AmWINS Group, Inc.	Insurance		S + 2.25%	02/19/28	3,880	3,889	3,872	(10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	10.39%	S + 5.25%	07/24/31	51,472	50,967	50,957	(9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.85%	S + 5.25%	07/24/31	21,600	2,373	2,372	(8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	10.00%	S + 5.25%	07/24/30	4,000	281	280	(8) (9)
AssuredPartners, Inc.	Insurance		S + 3.50%	02/14/31	5,985	6,000	5,978	(10)
Asurion LLC	Insurance	9.20%	S + 4.25%	08/19/28	172	172	169
Broadstreet Partners, Inc.	Insurance	8.10%	S + 3.25%	06/13/31	4,988	4,994	4,966	(10)
Galway Holdings, LP	Insurance	9.10%	S + 4.50%	09/29/28	45,452	45,014	44,997
Galway Holdings, LP	Insurance		S + 4.50%	09/29/28	4,489	(21)	(22)	(8)
Galway Holdings, LP	Insurance	9.14%	S + 4.50%	09/29/28	3,995	1,010	1,008	(8)
Galway Holdings, LP	Insurance	9.10%	S + 4.50%	09/29/28	854	788	790	(8)
HUB International Limited	Insurance	7.37%	S + 3.25%	06/20/30	7,463	7,483	7,451
OneDigital Borrower, LLC	Insurance	8.10%	S + 3.25%	07/02/31	6,484	6,468	6,422
Sedgwick Claims Management Services, Inc.	Insurance	8.25%	S + 3.00%	07/31/31	4,996	5,005	4,984
Truist Insurance Holdings LLC	Insurance	7.85%	S + 3.25%	05/06/31	5,000	5,000	4,987
USI, Inc.	Insurance	7.35%	S + 2.75%	11/22/29	7,724	7,736	7,699	(10)
USI, Inc.	Insurance	7.35%	S + 2.75%	09/27/30	4,751	4,769	4,735
Cloud Software Group, Inc.	IT Services	8.60%	S + 4.00%	03/30/29	5,989	5,996	5,960	(10)
CNT Holdings I Corp.	IT Services	8.75%	S + 3.50%	11/08/27	9,953	9,983	9,968
Getty Images, Inc.	IT Services	8.85%	S + 4.50%	02/19/26	14,504	14,538	14,404
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.85%	S + 6.00%	10/02/29	33,386	32,801	33,052	(7) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	8,700	(73)	(87)	(7) (8) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	6,960	(117)	(70)	(7) (8) (9)
Ingram Micro, Inc.	IT Services	7.56%	S + 2.75%	09/22/31	2,205	2,212	2,203
MH Sub I, LLC	IT Services	9.10%	S + 4.25%	05/03/28	7,482	7,449	7,430	(10)
Plano HoldCo Inc	IT Services		S + 3.50%	08/15/31	4,000	4,001	4,000	(10)
US Signal Company, LLC	IT Services	10.62%	S + 5.50%	09/04/29	29,421	29,130	29,127	(9)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	9,053	(89)	(91)	(8) (9)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	4,526	(45)	(45)	(8) (9)
Alterra Mountain Company	Leisure Products	8.10%	S + 3.25%	08/17/28	12,469	12,536	12,479
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.35%	S + 6.50%	07/18/28	24,802	24,263	24,554	(7) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.49%	S + 6.50%	07/18/28	3,205	2,499	2,531	(7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.35%	S + 6.50%	07/18/28		$1,606	$612	$626	(7) (8) (9)
MajorDrive Holdings IV LLC	Leisure Products	8.87%	S + 4.00%	06/01/28		7,477	7,496	7,489	(10)
SRAM, LLC	Leisure Products	7.71%	S + 2.75%	05/18/28		12,349	12,394	12,334	(10)
Da Vinci Purchaser Corp.	Life Sciences Tools & Services	8.35%	S + 3.50%	01/08/27		2,487	2,495	2,485
Brookfield WEC Holdings Inc.	Machinery	7.60%	S + 2.75%	01/27/31		1,850	1,850	1,849
Engineered Machinery Holdings, Inc.	Machinery	8.62%	S + 3.75%	05/19/28		7,484	7,497	7,503	(10)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.60%	S + 4.75%	08/20/31		36,937	36,572	36,568	(9)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30		5,910	(58)	(59)	(8) (9)
Pro Mach Group, Inc.	Machinery	8.35%	S + 3.50%	08/31/28		1,320	1,324	1,324
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	10.33%	S + 5.00%	07/01/31		31,896	31,430	31,418	(6) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery		S + 5.00%	07/01/31		8,468	(61)	(127)	(6) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	10.33%	S + 5.00%	07/01/31		8,468	1,176	1,171	(6) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.70%	E + 5.00%	07/01/31	EUR	7,910	8,371	8,673	(6) (9)
SPX Flow, Inc.	Machinery	8.35%	S + 3.50%	04/05/29		7,512	7,536	7,517
ABG Intermediate Holdings 2 LLC	Media	7.60%	S + 2.75%	12/21/28		4,991	5,017	4,993	(10)
Fleet Midco I Limited	Media	7.58%	S + 2.75%	02/21/31		3,011	3,019	3,004	(6) (10)
Recorded Books Inc. (dba RBMedia)	Media	11.31%	S + 6.25%	09/03/30		76,993	74,924	76,223	(7) (9)
Recorded Books Inc. (dba RBMedia)	Media	11.00%	S + 5.75%	09/03/30		9,035	8,858	8,945	(7) (9)
Recorded Books Inc. (dba RBMedia)	Media	11.17%	S + 5.75%	08/31/28		6,278	3,884	3,973	(7) (8) (9)
Virgin Media Bristol, LLC	Media	8.46%	S + 3.25%	01/31/29		1,800	1,785	1,720	(6)
Arsenal AIC Parent LLC	Metals & Mining	8.10%	S + 3.25%	08/18/30		5,997	6,018	5,985
Crosby US Acquisition Corp.	Metals & Mining	8.35%	S + 3.50%	08/16/29		2,487	2,501	2,491	(10)
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels	7.87%	S + 2.75%	05/17/29		6,490	6,512	6,492	(10)
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels	7.81%	S + 2.50%	04/17/28		6,508	6,519	6,506
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	6.85%	S + 2.00%	11/22/30		5,297	5,307	5,288
CQP Holdco LP	Oil, Gas & Consumable Fuels	6.85%	S + 2.25%	12/31/30		17,458	17,526	17,427
Epic Y-Grade Services, LP	Oil, Gas & Consumable Fuels	11.07%	S + 5.75%	06/29/29		5,000	4,936	4,980
Kohler Energy Co LLC	Oil, Gas & Consumable Fuels		S + 4.75%	05/01/31		4,988	5,037	5,031	(10)
Medallion Midland Acquisition, LLC	Oil, Gas & Consumable Fuels	8.31%	S + 3.50%	10/18/28		2,601	2,604	2,601
Oryx Midstream Services Permian Basin, LLC	Oil, Gas & Consumable Fuels	8.23%	S + 3.00%	10/05/28		14,918	14,969	14,917
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	8.35%	S + 3.50%	05/10/30		2,488	2,490	2,479
Prairie ECI Acquiror LP	Oil, Gas & Consumable Fuels	9.60%	S + 4.75%	08/01/29		3,487	3,483	3,478
Third Coast Infrastructure LLC	Oil, Gas & Consumable Fuels		S + 4.25%	09/25/30		2,475	2,450	2,456	(10)
Thunder Generation Funding LLC	Oil, Gas & Consumable Fuels		S + 3.00%	09/27/31		4,500	4,506	4,494	(10)
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	8.75%	S + 3.50%	02/16/28		3,000	3,020	3,001
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	12.00%	S + 6.75% (Incl. 3.38% PIK)	09/30/30		23,914	23,286	23,675	(7) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	10.39%	E + 6.75% (Incl. 3.38% PIK)	09/30/30	EUR	14,879	15,326	16,397	(7) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 6.75% (Incl. 3.38% PIK)	10/01/29		4,892	(123)	(49)	(7) (8) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	11.25%	S + 6.75% (Incl. 3.38% PIK)	09/30/30		3,674	1,698	1,736	(7) (8) (9)
Covetrus, Inc.	Pharmaceuticals	9.60%	S + 5.00%	10/13/29		2,557	2,560	2,418

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Gainwell Acquisition Corp.	Pharmaceuticals	8.70%	S + 4.00%	10/01/27	$811	$799	$770
Amspec Parent, LLC	Professional Services	10.10%	S + 5.50%	12/05/30	42,077	41,112	41,867	(7) (9)
Amspec Parent, LLC	Professional Services		S + 5.50%	12/05/30	6,096	(68)	(30)	(7) (8) (9)
Amspec Parent, LLC	Professional Services		S + 5.50%	12/05/29	5,715	(124)	(29)	(7) (8) (9)
Ankura Consulting Group, LLC	Professional Services	9.56%	S + 4.25%	03/17/28	2,495	2,499	2,500	(10)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	20,162	19,871	19,860	(9)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	1,650	801	800	(8) (9)
iCIMS, Inc.	Professional Services	10.67%	S + 5.75%	08/18/28	34,620	34,193	33,062	(7)
iCIMS, Inc.	Professional Services	11.17%	S + 6.25%	08/18/28	6,000	5,918	5,820	(7)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28	5,733	—	(258)	(7) (8)
iCIMS, Inc.	Professional Services	10.62%	S + 5.75%	08/18/28	3,067	881	782	(7) (8)
Westwood Professional Services Inc.	Professional Services	9.57%	S + 4.75%	09/29/31	81,591	80,778	80,776	(9)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/26	24,477	(120)	(122)	(8) (9)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31	12,239	(122)	(122)	(8) (9)
Altar Bidco, Inc.	Semiconductors & Semiconductor Equipment	7.95%	S + 3.10%	02/01/29	7,472	7,474	7,473
AI Titan Parent, Inc. (dba Prometheus)	Software	9.81%	S + 4.75%	08/29/31	11,830	11,713	11,712	(9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	2,366	(12)	(12)	(8) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	1,479	(15)	(15)	(8) (9)
Aptean, Inc.	Software	10.10%	S + 5.25%	01/30/31	70,033	69,398	69,333	(7) (9)
Aptean, Inc.	Software	10.06%	S + 5.25%	01/30/31	8,609	116	87	(7) (8) (9)
Aptean, Inc.	Software		S + 5.25%	01/30/31	6,189	(56)	(62)	(7) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.35%	S + 5.75%	07/01/30	8,759	8,570	8,715	(7) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30	1,460	(22)	(7)	(7) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.35%	S + 5.75%	07/01/30	574	568	571	(7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software	9.10%	S + 4.50%	07/28/31	28,177	27,901	27,896	(9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	6,897	(34)	(34)	(8) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	3,350	(33)	(33)	(8) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	1,576	(15)	(16)	(8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.35%	S + 4.75%	07/12/31	35,400	35,054	35,046	(6) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/12/31	16,857	(82)	(84)	(6) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/12/31	6,743	(65)	(67)	(6) (8) (9)
ConnectWise, LLC	Software	8.37%	S + 3.50%	09/29/28	4,989	4,959	4,976	(10)
Crewline Buyer, Inc. (dba New Relic)	Software	11.35%	S + 6.75%	11/08/30	59,188	57,837	57,709	(7) (9)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	6,165	(135)	(154)	(7) (8) (9)
Drake Software, LLC	Software	9.10%	S + 4.25%	06/26/31	4,000	3,951	3,840
First Advantage Holdings, LLC	Software	7.71%	S + 2.75%	01/31/27	5,250	5,258	5,224
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.00%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	20,633	20,446	20,426	(7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.10%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	5,563	5,516	5,507	(7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.25% (Incl. 2.25% PIK)	01/17/31	2,895	(26)	(29)	(7) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31	968	(10)	(10)	(7) (8) (9)
Hyland Software, Inc.	Software	10.85%	S + 6.00%	09/19/30	94,759	93,489	94,759	(7) (9)
Hyland Software, Inc.	Software		S + 6.00%	09/19/29	4,525	(58)	—	(7) (8) (9)
iSolved Inc	Software	8.35%	S + 3.50%	10/15/30	5,977	6,013	5,990	(10)
Kryptona Bidco US, LLC (dba Kyriba)	Software		S + 5.75%	07/18/31	139,175	—	—	(6) (8) (9)
Kryptona Bidco US, LLC (dba Kyriba)	Software		S + 5.75%	07/18/31	10,825	—	—	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
NAVEX TopCo, Inc.	Software	10.60%	S + 5.50%	11/08/30		$45,720	$44,888	$45,606	(7) (9)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28		4,050	(67)	(10)	(7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.75%	N + 5.00%	05/03/29	NOK	118,397	10,959	11,163	(6) (7) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.60%	S + 5.00%	05/03/29		47,913	47,689	47,673	(6) (7) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29		11,192	(26)	(56)	(6) (7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.95%	SN + 5.00%	05/03/29		10,582	1,554	1,550	(6) (7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.95%	SN + 5.00%	05/03/29	GBP	5,402	6,772	7,186	(6) (7) (9)
Onyx CenterSource, Inc.	Software	11.98%	S + 6.50%	12/15/28		21,835	21,404	21,835	(7) (9)
Onyx CenterSource, Inc.	Software	11.98%	S + 6.50%	12/15/28		1,650	518	550	(7) (8) (9)
Physician Partners LLC	Software	9.56%	S + 4.00%	12/26/28		811	773	516
Project Boost Purchaser, LLC	Software	8.79%	S + 3.50%	07/16/31		6,010	6,025	6,005	(10)
Quartz Acquireco LLC	Software	7.35%	S + 2.75%	06/28/30		4,991	5,005	4,982
Renaissance Holding Corp.	Software	9.10%	S + 4.25%	04/05/30		99,536	98,944	99,435	(9)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software	10.10%	S + 5.25% (Incl. 2.75% PIK)	09/01/31		40,416	40,017	40,012	(9)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31		11,630	(57)	(58)	(8) (9)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31		4,652	(46)	(47)	(8) (9)
Rubrik, Inc.	Software	12.28%	S + 7.00%	08/17/28		85,514	84,812	85,514	(7) (9)
Rubrik, Inc.	Software	12.28%	S + 7.00%	08/17/28		11,952	9,716	9,810	(7) (8) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	10/01/31		60,104	—	—	(8) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	10/01/31		14,933	—	—	(8) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	10/01/29		7,464	—	—	(8) (9)
Singlewire Software, LLC	Software	9.85%	S + 5.25%	05/10/29		19,083	18,592	18,892	(7) (9)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29		3,226	(75)	(32)	(7) (8) (9)
UKG Inc.	Software	8.55%	S + 3.25%	02/10/31		3,491	3,503	3,491	(10)
World Wide Technology Holding Co. LLC	Software	7.81%	S + 2.75%	03/01/30		9,855	9,904	9,855	(10)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.60%	S + 5.00%	06/02/31		77,025	76,280	76,254	(9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.66%	S + 5.00%	06/02/31		42,013	11,907	11,750	(8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30		9,803	(93)	(98)	(8) (9)
Foundation Building Materials Holding Company, LLC	Specialty Retail	8.76%	S + 3.25%	01/31/28		7,491	7,446	7,287
Harbor Freight Tools USA, Inc.	Specialty Retail	7.33%	S + 2.50%	06/11/31		2,500	2,487	2,460
Ahead DB Holdings, LLC	Technology Hardware & Equipment	8.10%	S + 3.50%	02/01/31		4,990	4,936	4,993	(10)
McAfee, LLC	Technology Hardware & Equipment	8.45%	S + 3.25%	03/01/29		7,493	7,481	7,458
Peraton Corp.	Technology Hardware & Equipment	8.70%	S + 3.75%	02/01/28		2,926	2,935	2,810
Virtusa Corporation	Technology Hardware & Equipment	8.10%	S + 3.25%	02/15/29		5,980	5,982	5,972	(10)
CCI Buyer, Inc.	Telecommunications	8.60%	S + 4.00%	12/17/27		2,506	2,497	2,501
Fanatics Commerce Intermediate Holdco, LLC	Textiles, Apparel & Luxury Goods	8.21%	S + 3.25%	11/24/28		2,627	2,631	2,610
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.85%	S + 6.25%	09/29/27		43,628	43,284	43,192	(7) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.60%	S + 5.75%	10/07/30		65,818	64,341	65,160	(7) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.60%	S + 5.75%	10/07/30		52,013	18,436	18,725	(7) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.10%	S + 5.50% (Incl. 2.25% PIK)	12/31/29		177,571	175,051	171,356	(7) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.10%	S + 5.50% (Incl. 2.25% PIK)	12/31/29		20,916	1,379	941	(7) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.10%	S + 5.50% (Incl. 2.25% PIK)	12/31/29		12,554	1,295	954	(7) (8) (9)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.60%	S + 5.00% (Incl. 1.75% PIK)	04/09/30		112,143	111,955	111,582	(9)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 4.75%	04/09/30		7,953	(7)	(40)	(8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.85%	S + 5.25%	06/23/31	$43,020	$42,392	$42,590	(7) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	10.54%	S + 5.25%	06/23/31	23,900	65	—	(7) (8) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	4,780	(69)	(48)	(7) (8) (9)
Total 1st Lien/Senior Secured Debt						4,752,008	4,764,515
1st Lien/Last-Out Unitranche (13) - 5.93%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.10%	S + 6.25%	12/07/28	$46,916	$46,508	$46,447	(7) (9)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.10%	S + 6.25%	12/07/28	28,084	16,596	16,553	(7) (8) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	11.17%	S + 6.55%	12/06/28	68,000	59,834	59,742	(7) (8) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.45%	S + 6.61%	12/22/28	14,349	14,216	14,205	(7) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.45%	S + 6.61%	12/22/28	8,982	1,261	1,252	(7) (8) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.68%	S + 6.83%	02/01/29	21,998	21,799	21,777	(7) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.68%	S + 6.83%	02/01/29	13,003	1,907	1,891	(7) (8) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.19%	S + 7.00%	08/24/28	46,667	46,147	46,200	(7) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.01%	S + 7.00%	08/24/28	28,333	8,034	8,050	(7) (8) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.70%	S + 3.75%	08/31/28	19,000	14,916	14,958	(7) (8) (9)
Total 1st Lien/Last-Out Unitranche						231,218	231,075
2nd Lien/Senior Secured Debt - 0.57%
AWP Group Holdings, Inc.	Commercial Services & Supplies	13.70%	S + 8.75%	12/22/31	$15,909	$15,622	$15,790	(7) (9)
AWP Group Holdings, Inc.	Commercial Services & Supplies	13.70%	S + 8.75%	12/22/31	4,545	4,468	4,511	(7) (9)
AWP Group Holdings, Inc.	Commercial Services & Supplies	13.70%	S + 8.75%	12/22/31	4,545	1,900	2,048	(7) (8) (9)
Total 2nd Lien/Senior Secured Debt						21,990	22,349
Total United States						$5,005,216	$5,017,939
Total Debt Investments						$5,247,519	$5,266,331

Investment (1) (5)	Industry (2)			Initial Acquisition Date (15)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 0.17%
United States - 0.17%
Common Stock - 0.14%
VisionSafe Parent, LLC	Aerospace & Defense			04/19/24	660	$660	$738	(7) (9) (14)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services			04/26/24	4,554,000	4,554	4,554	(7) (9) (11) (14)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services			03/29/24	20,103,551	—	—	(7) (11) (14)
Total Common Stock						5,214	5,292
Preferred Stock - 0.03%
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services			03/29/24	9,754,188	$3,101	$1,365	(7) (11) (14)
Total Preferred Stock						3,101	1,365
Total United States						$8,315	$6,657
Total Equity Securities						$8,315	$6,657
Total Investments - 135.24%						$5,255,834	$5,272,988
Investments in Affiliated Money Market Fund - 5.24%
United States - 5.24%
Goldman Sachs Financial Square Government Fund - Institutional Shares					204,149,168	$204,149	$204,149	(16) (17)
Total United States						$204,149	$204,149
Total Investments in Affiliated Money Market Fund						204,149	204,149
Total Investments and Investments in Affiliated Money Market Fund - 140.48%						$5,459,983	$5,477,137

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 “Investments.”
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), NIBOR ("N"), CORRA ("C"), SARON ("SARON") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2024, the rate for 6 month S was 4.25%, 3 month S was 4.59%, 1 month S was 4.85%, 3 month E was 3.28%, 3 month SN was 4.95%, 3 month N was 4.73%, 3 month C was 3.92%, 1 month C was 4.19%, 3 month SARON was 0.96% and 3 month P was 8.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or "USD”) unless otherwise noted, Euros (“EUR”), Great British Pounds (“GBP”), Swiss Franc (“CHF”), Norwegian Kroner (“NOK”), or Canadian Dollars (“CAD”).
(5)
Assets are pledged as collateral for the Revolving Credit Facilities and the Short-Term Borrowings. See Note 6 “Debt.”
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, the aggregate fair value of these securities is $627,707 or 11.16% of the Company’s total assets.
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
(10)
Position or portion thereof unsettled as of September 30, 2024.
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
(14)
Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” As of September 30, 2024, the aggregate fair value of these securities is $6,657 or 0.17% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
The annualized seven-day yield as of September 30, 2024 is 4.84%.
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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2024. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly-owned subsidiaries, GS Private Credit SPV Public I LLC (“SPV Public I”), GSCR Blocker I, LLC and GSCR Mott Street SPV LLC (“GSCR Mott Street”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Prepayment premiums	$877	$—	$912	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$3,124	$35	$5,827	$60

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2024, the Company did not have any investments on non-accrual status. As of December 31, 2023, the Company had an investment held in one portfolio company on non-accrual status, which represented 1.5% and 1.2% of the total investments (excluding investments in money market fund, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2024 and December 31, 2023, the Company held an aggregate cash balance of $89,325 and $19,325. Foreign currency of $9,679 and $2,025 (acquisition cost of $9,515 and $1,965) is included in cash as of September 30, 2024 and December 31, 2023.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the credit facility with Truist Bank (the “Truist Revolving Credit Facility”), the credit facility with BNP Paribas (the “BNPP Revolving Credit Facility”) and the credit facility with Morgan Stanley Senior Funding, Inc. (the “MS Revolving Credit Facility” and together with the Truist Revolving Credit Facility and BNPP Revolving Credit Facility, collectively, the “Revolving Credit Facilities”). These costs are amortized using the straight-line method over the term of the Revolving Credit Facilities. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

Offering Costs

Offering costs consist primarily of fees incurred in connection with the Offering, including legal, printing and other costs, as well as costs associated with the preparation of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight line basis over 12 months. The Investment Adviser agreed to advance all of the offering expenses on behalf of the Company through the Initial Issuance Date. Prior to the Company breaking escrow on the Initial Issuance Date, offering costs did not represent a liability of the Company since the obligation to reimburse the Investment Adviser was conditional on the Company breaking escrow in connection with the Offering and the Investment Adviser requesting reimbursement of offering expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement. After the Initial Issuance Date, the Company bears all such expenses.

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs, which were borne by the Investment Adviser on behalf of the Company through the Initial Issuance Date, were expensed as incurred. The reimbursement of organization expenses was conditional on the Company breaking escrow in connection with the Offering and the Investment Adviser requesting reimbursement of organization expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement. After the Initial Issuance Date, the Company has borne all such expenses.

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

For the three and nine months ended September 30, 2024, Management Fees amounted to $11,147 and $26,223 and the Investment Adviser voluntarily agreed to waive $2,136 and $4,627. As of September 30, 2024, $4,058 remained payable. For the three and nine months ended September 30, 2023, Management Fees amounted to $2,680 and $3,726 and the Investment Adviser contractually waived $2,680 and $3,726.

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

For the three and nine months ended September 30, 2024, Incentive Fees based on income amounted to $11,912 and $27,213, and the Investment Adviser voluntarily waived $3,745 and $7,182. As of September 30, 2024, $8,167 remained payable. For the three and nine months ended September 30, 2023, Incentive Fees based on income amounted to $2,296 and $3,086, and the Investment Adviser waived $2,296 and $3,086.

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

For the three and nine months ended September 30, 2024, the Company accrued Incentive Fees based on capital gains under GAAP of $(797) and $706, which were not realized. For the three and nine months ended September 30, 2023, the Company accrued Incentive Fees based on capital gains under GAAP of $92 and $392, which were not realized.

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

For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $899 and $2,115. As of September 30, 2024, $854 remained payable. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $233 and $316.

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

For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $437 and $1,018. As of September 30, 2024, $437 remained payable. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $97 and $154.

Affiliates

As of September 30, 2024 and December 31, 2023, affiliates of the Investment Adviser owned 24.4% and 12.9% of the Shares.

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$65,977	$4,753,172	$(4,615,000)	$—	$—	$204,149	$11,278
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	22,753	(441)	—	(41)	22,271	934
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	25,694	(4)	—	(1,640)	24,050	1,561
Total Non-Controlled Affiliates	$65,977	$4,801,619	$(4,615,445)	$—	$(1,681)	$250,470	$13,773
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$—	$1,920,665	$(1,854,688)	$—	$—	$65,977	$4,156
Total Non-Controlled Affiliates	$—	$1,920,665	$(1,854,688)	$—	$—	$65,977	$4,156

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2024 and December 31, 2023, there were $467 and $1,062, included within Accrued expenses and other liabilities and there were $1 and $582, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

Expense Support and Conditional Reimbursement Agreement

The Investment Adviser agreed to advance all of the organization, offering and other operating expenses on behalf of the Company through the Initial Issuance Date. For the three and nine months ended September 30, 2023, the Investment Adviser agreed to advance $0 and $528, which have been included within the Expense support in the Consolidated Statements of Operations. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by the Company and have been included within Reimbursable expenses previously borne by Investment Adviser in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, such amounts were $0 and $1,512.

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

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the three and nine months ended September 30, 2024 and September 30, 2023.

The following table presents a summary of Expense Payments and the related Reimbursement Payments:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
For the Nine Months Ended September 30, 2024
January 31, 2024	$2,759	$—	$2,759
February 29, 2024	3,248	—	3,248
March 31, 2024	898	—	898
April 30, 2024	1,076	—	1,076
June 30, 2024	2,077	—	2,077
July 31, 2024	1,149	—	1,149
August 31, 2024	1,110	—	1,110
September 30, 2024	1,197	—	1,197
Total	$13,514	$—	$13,514
For the Nine Months Ended September 30, 2023
April 30, 2023	$1,552	$—	$1,552
May 31, 2023	—	—	—
June 30, 2023	315	—	315
July 31, 2023	722	—	722
August 31, 2023	273	—	273
September 30, 2023	157	—	157
Total	$3,019	$—	$3,019

For the three and nine months ended September 30, 2024, the Investment Adviser agreed to advance $3,456 and $13,514, which have been included within the Expense support in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Investment Adviser agreed to advance $1,152 and $3,019, which have been included within Expense support in the Consolidated Statements of Operations. As of September 30, 2024, unreimbursed Expense Payments were $19,913.

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

Directors’ fees were borne by the Investment Adviser on behalf of the Company through the Initial Issuance Date. The reimbursement of directors’ fees was conditional on the Company breaking escrow in connection with the Offering and the Investment Adviser requesting reimbursement of director fee expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement. After the Initial Issuance Date, the Company bears all such expenses.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$4,973,709	$4,992,070	$1,596,142	$1,601,418
1st Lien/Last-Out Unitranche	251,820	251,912	166,483	166,684
2nd Lien/Senior Secured Debt	21,990	22,349	20,016	20,017
Preferred Stock	3,101	1,365	—	—
Common Stock	5,214	5,292	—	—
Total investments	$5,255,834	$5,272,988	$1,782,641	$1,788,119

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2024			December 31, 2023
Industry	Fair Value		Net Assets	Fair Value		Net Assets
Software	15.3%		20.6%	24.4%		27.4%
Financial Services	9.1		12.3	7.5		8.4
Commercial Services & Supplies	8.8		11.9	3.3		3.7
Health Care Providers & Services	7.9		10.8	4.2		4.7
Trading Companies & Distributors	7.8		10.5	4.5		5.0
Diversified Consumer Services	5.1		6.9	6.0		6.7
Insurance	4.7		6.4	2.1		2.4
Wireless Telecommunication Services	4.4		5.9	9.3		10.5
Food Products	3.9		5.3	0.1		0.1
Chemicals	3.9		5.3	7.0		7.9
Professional Services	3.5		4.7	4.4		5.0
IT Services	2.0		2.7	2.2		2.5
Media	1.9		2.5	4.4		5.0
Specialty Retail	1.9		2.5	0.1		0.1
Machinery	1.8		2.5	0.1		0.2
Health Care Equipment & Supplies	1.6		2.2	0.2		0.2
Oil, Gas & Consumable Fuels	1.5		2.0	0.4		0.5
Consumer Staples Distribution & Retail	1.4		1.8	3.6		4.0
Building Products	1.3		1.7	0.8		0.9
Construction & Engineering	1.2		1.6	0.4		0.4
Leisure Products	1.1		1.5	1.6		1.8
Distributors	1.1		1.5	2.5		2.8
Aerospace & Defense	1.0		1.3	2.0		2.3
Textiles, Apparel & Luxury Goods	0.9		1.2	2.5		2.8
Automobiles	0.9		1.2	2.6		2.9
Pharmaceuticals	0.9		1.2	2.2		2.5
Health Care Technology	0.8		1.1	—		—
Containers & Packaging	0.8		1.1	0.4		0.4
Automobile Components	0.8		1.0	0.3		0.3
Electrical Equipment	0.7		0.9	—		—
Hotels, Restaurants & Leisure	0.6		0.8	—		—
Technology Hardware & Equipment	0.4		0.5	0.5		0.6
Energy Equipment & Services	0.3		0.4	—		—
Ground Transportation	0.2		0.3	—	(1)	—	(1)
Metals & Mining	0.2		0.2	—		—
Entertainment	0.1		0.2	0.1		0.1
Semiconductors & Semiconductor Equipment	0.1		0.2	—	(1)	—	(1)
Household Products	0.1		0.1	—		—
Electric Utilities	—	(1)	0.1	0.1		0.1
Household Durables	—	(1)	0.1	0.1		0.1
Telecommunications	—	(1)	0.1	0.1		0.1
Life Sciences Tools & Services	—	(1)	0.1	—		—
Total	100.0%		135.2%	100.0%		112.4%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2024	December 31, 2023
United States	95.3%	93.3%
Canada	2.8	6.7
United Kingdom	1.5	—
Switzerland	0.4	—
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,610,797	Discounted cash flows	Discount Rate	7.4% — 12.0%	9.1%
1st Lien/Last-Out Unitranche	231,075	Discounted cash flows	Discount Rate	8.0% — 10.5%	9.9%
2nd Lien/Senior Secured Debt	22,349	Discounted cash flows	Discount Rate	—	12.3%
Equity
Preferred Stock	$1,365	Comparable multiples	EV/EBITDA(6)	—	10.0x
Common Stock	5,292	Comparable multiples	EV/EBITDA(6)	10.0x — 13.3x	12.8x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$800,680	Discounted cash flows	Discount Rate	9.7% — 11.5%	10.3%
	21,554	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	56,810	Discounted cash flows	Discount Rate	8.9% — 10.7%	10.3%
2nd Lien/Senior Secured Debt	20,017	Discounted cash flows	Discount Rate	—	12.6%

(1)
As of September 30, 2024, included within the fair value of Level 3 assets of $4,273,991 is an amount of $1,403,113 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,864,221 or 67.1% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increase in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$998,997	$3,993,073	$4,992,070	$—	$182,771	$1,418,647	$1,601,418
1st Lien/Last-Out Unitranche	—	—	251,912	251,912	—	—	166,684	166,684
2nd Lien/Senior Secured Debt	—	—	22,349	22,349	—	—	20,017	20,017
Preferred Stock	—	—	1,365	1,365	—	—	—	—
Common Stock	—	—	5,292	5,292	—	—	—	—
Investments in Affiliated Money Market Fund	204,149	—	—	204,149	65,977	—	—	65,977
Total	$204,149	$998,997	$4,273,991	$5,477,137	$65,977	$182,771	$1,605,348	$1,854,096

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2024
1st Lien/Senior Secured Debt	$1,418,647	$2,750,055	$(4,149)	$19,515	$(199,617)	$8,104	$518	$—	$3,993,073	$14,251
1st Lien/Last-Out Unitranche	166,684	84,979	—	(110)	—	359	—	—	251,912	(110)
2nd Lien/Senior Secured Debt	20,017	1,936	—	358	—	38	—	—	22,349	358
Preferred Stock	—	3,101	—	(1,736)	—	—	—	—	1,365	(1,736)
Common Stock	—	5,214	—	78	—	—	—	—	5,292	78
Total assets	$1,605,348	$2,845,285	$(4,149)	$18,105	$(199,617)	$8,501	$518	$—	$4,273,991	$12,841
For the Nine Months Ended September 30, 2023
1st Lien/Senior Secured Debt	$—	$824,002	$2	$(1,248)	$(2,773)	$969	$—	$—	$820,952	$(1,248)
1st Lien/Last-Out Unitranche	—	54,404	—	(14)	—	15	—	—	54,405	(14)
2nd Lien/Senior Secured Debt	—	20,000	—	(6)	—	6	—	—	20,000	(6)
Total assets	$—	$898,406	$2	$(1,268)	$(2,773)	$990	$—	$—	$895,357	$(1,268)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2024, approximates its carrying value because the Revolving Credit Facilities and the Short-Term Borrowings (as defined below) have variable interest based on selected short-term rates.
6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 365% and 741%.

The Company’s outstanding debt was as follows:

	September 30, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(1)	$1,180,000	$608,270	$571,111	$1,180,000	$951,720	$228,186
BNPP Revolving Credit Facility(2)	400,000	—	400,000	200,000	180,000	20,000
MS Revolving Credit Facility(3)	1,000,000	625,000	375,000	—	—	—
Short-Term Borrowings	125,109	—	125,109	—	—	—
Total debt	$2,705,109	$1,233,270	$1,471,220	$1,380,000	$1,131,720	$248,186

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,770,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2024, the Company had outstanding borrowings denominated in USD of $361,000, in Euros of EUR 101,140, in CAD of CAD 117,435 and in GBP of GBP 8,000. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $123,000, in Euros of EUR 15,000, in CAD of CAD 117,435 and in GBP of GBP 0.
(2)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2024, the Company had outstanding borrowings denominated in USD of $400,000. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $20,000.
(3)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2024, the Company had outstanding borrowings denominated in USD of $375,000. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $0.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2024 was 7.12% and for the year ended December 31, 2023 was 7.34%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2024 was $778,131 and for the year ended December 31, 2023 was $125,116.

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into the Truist Revolving Credit Facility with Truist Bank (“Truist”), as administrative agent (the “Administrative Agent”), the lenders and issuing banks party thereto. The Company has amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023 and May 23, 2024. The total commitments under the Truist Revolving Credit Facility are $1,180,000, of which $900,000 is under a multicurrency sub-facility, $190,000 is under a USD sub-facility and $90,000 is under a term loan tranche as of September 30, 2024. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,770,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 23, 2029.

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

The Truist Revolving Credit Facility may be guaranteed by certain of the Company's wholly-owned subsidiaries that are formed or acquired by the Company in the future.

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum stockholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of September 30, 2024, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $12,829 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of September 30, 2024 and December 31, 2023, outstanding deferred financing costs were $10,233 and $8,642.

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Borrowing interest expense	$9,356	$1,371	$24,417	$2,847
Facility fees	621	670	2,090	1,260
Amortization of financing costs	555	310	1,595	593
Total	$10,532	$2,351	$28,102	$4,700
Weighted average interest rate *	6.75%	7.46%	6.97%	7.27%
Average outstanding balance *	$551,480	$72,872	$468,106	$80,281

* Weighted average interest rate and average outstanding debt balance were calculated beginning on April 6, 2023, the date on which the Company entered into the Truist Revolving Credit Facility.

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

The BNPP Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of September 30, 2024, the Company and SPV Public I were in compliance with these covenants.

Costs of $3,186 were incurred in connection with obtaining the BNPP Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BNPP Revolving Credit Facility using the straight-line method. As of September 30, 2024 and December 31, 2023, outstanding deferred financing costs were $2,473 and $1,628.

The below table presents the summary information of the BNPP Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$7,185	$—	$12,532	$—
Facility fees	59	—	147	—
Amortization of financing costs	235	3	559	3
Total	$7,479	$3	$13,238	$3
Weighted average interest rate *	7.15%	0.00%	7.17%	0.00%
Average outstanding balance *	$400,000	$—	$233,358	$—

* Weighted average interest rate and average outstanding debt balance were calculated beginning on September 28, 2023, the date on which the Company entered into the BNPP Revolving Credit Facility.

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street entered into a revolving credit facility with Morgan Stanley Senior Funding, Inc. (“MS”), as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as transferor and servicer, and the lenders party thereto. The initial principal amount of the commitments under the MS Revolving Credit Facility is $1,000,000. Proceeds from borrowings under the MS Revolving Credit Facility may be used to, among other things, fund portfolio investments by GSCR Mott Street and to make advances under delayed drawdown collateral assets where GSCR Mott Street is a lender. Any amounts outstanding under the MS Revolving Credit Facility must be repaid by August 9, 2029.

Advances under the MS Revolving Credit Facility initially bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of U.S. dollars is 3-month Term SOFR) plus an applicable margin of 2.35%. After the expiration of a three-year reinvestment period, the applicable margin on all outstanding advances will be 2.85% per annum.

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

The MS Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of September 30, 2024, the Company and GSCR Mott Street were in compliance with these covenants.

Costs of $7,805 were incurred in connection with obtaining the MS Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the MS Revolving Credit Facility using the straight-line method. As of September 30, 2024 and December 31, 2023, outstanding deferred financing costs were $7,579 and $0.

The below table presents the summary information of the MS Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Borrowing interest expense	$2,709	$—	$2,709	$—
Facility fees	100	—	100	—
Amortization of financing costs	226	—	226	—
Total	$3,035	$—	$3,035	$—
Weighted average interest rate *	7.55%	—%	7.55%	—%
Average outstanding balance *	$247,642	$—	$247,642	$—

* Weighted average interest rate and average outstanding debt balance were calculated beginning on August 9, 2024, the date on which the Company entered into the MS Revolving Credit Facility.

Short-Term Borrowings

From time to time, the Company may engage in sale/buy-back agreements with Macquarie Bank Limited (the “Macquarie”), which are a type of secured borrowing. The amount, interest rate and terms of these agreements will be individually negotiated on a transaction-by-transaction basis. Each borrowing is secured by an interest in an underlying asset that is participated or assigned to the sale/buy-back counterparty for the duration of the agreement (the "Short-Term Borrowings"). The Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90 days from the date it was sold.

Certain of the Company's investments serve as collateral for the Company's obligations under the Short-Term Borrowings and the carrying value of pledged investments were $128,409 and $0 as of September 30, 2024 and December 31, 2023, respectively.

In accordance with ASC 860, Transfers and Servicing, the Short-Term Borrowings meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The obligation is secured by the respective investment that is the subject of the agreement. Interest expense associated with the Short-Term Borrowings is reported on the Company’s Consolidated Statements of Operations within Interest and other debt expense. As of September 30, 2024, the Company had $125,109 payable, associated with first lien debt investment Short-Term Borrowings that were entered into on July 30, 2024.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Borrowing interest expense	$1,836	$—	$1,836	$—
Total	$1,836	$—	$1,836	$—
Weighted average interest rate *	8.53%	—%	8.53%	—%
Average outstanding balance *	$125,109	$—	$125,109	$—

* Weighted average interest rate and average outstanding debt balance were calculated beginning on July 30, 2024, the date on which the Company entered into the Short-Term Borrowings.

7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	September 30, 2024	December 31, 2023
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$9,405	$—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	10,440	—
Advarra Holdings, Inc.	7,087	—
AI Titan Parent, Inc. (dba Prometheus)	3,845	—
Air Comm Corporation, LLC (dba Signia Aerospace)	212,090	—
Amspec Parent, LLC	11,810	11,811
Aptean, Inc.	14,625	—
AQ Sunshine, Inc. (dba Relation Insurance)	22,800	9,441
Arrow Buyer, Inc. (dba Archer Technologies)	1,460	2,037
Artifact Bidco, Inc. (dba Avetta)	11,823	—
ASM Buyer, Inc.	15,000	97,568
Aurora Acquireco, Inc. (dba AuditBoard)	23,600	—
Bamboo US BidCo LLC (aka Baxter)	6,793	8,309
Blast Bidco Inc. (dba Bazooka Candy Brands)	7,366	7,366
Buffalo Merger Sub, LLC (dba Oliver Packaging)	82,445	—
Charger Debt Merger Sub, LLC (dba Classic Collision)	39,647	—
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	47,418	—
Circustrix Holdings, LLC (dba SkyZone)	1,606	4,818
Coding Solutions Acquisition, Inc. (dba CorroHealth)	13,776	—
Coretrust Purchasing Group LLC	11,053	11,052
Crewline Buyer, Inc. (dba New Relic)	6,165	6,166
CST Buyer Company (dba Intoxalock)	4,310	3,879
DFS Holding Company, Inc.	5,491	5,491
Eagle Family Foods Group Holdings, LLC	19,719	—
Easy Mile Fitness, LLC	5,167	—
Engage2Excel, Inc.	825	—
Formulations Parent Corporation (dba Chase Corp)	9,068	9,068
Frontgrade Technologies Holdings Inc.	3,689	3,689
Fullsteam Operations LLC	31,454	15,230
Galway Holdings, LP	7,500	—
Geotechnical Merger Sub, Inc.	57,240	—
GovDelivery Holdings, LLC (dba Granicus, Inc.)	3,863	—
GPS Phoenix Buyer, Inc. (dba Guidepoint)	15,659	15,660
Groundworks, LLC	—	942
Hamilton Thorne, Inc.	99,766	—
Harrington Industrial Plastics, LLC	32,768	6,765
HealthEdge Software, Inc.	19,846	—
Highfive Dental Holdco, LLC	979	6,855
Hyland Software, Inc.	4,525	4,525
iCIMS, Inc.	7,880	9,405
iWave Information Systems, Inc.	2,391	2,391
Kene Acquisition, Inc. (dba Entrust)	24,101	—
Kryptona Bidco US, LLC (dba Kyriba)	147,000	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	417	—
Mandrake Bidco, Inc. (dba Miratech)	5,910	—
NAVEX TopCo, Inc.	4,050	4,050
NCWS Intermediate, Inc. (dba National Carwash Solutions)	30,404	—
Netsmart Technologies, Inc.	47,843	—
Northstar Acquisition HoldCo, LLC (dba n2y)	20,171	—
Onyx CenterSource, Inc.	1,100	1,100
Project Accelerate Parent, LLC (dba ABC Fitness)	5,000	—
Prophix Software Inc. (dba Pound Bidco)	7,703	—
PT Intermediate Holdings III, LLC (dba Parts Town)	7,953	—
Recochem, Inc	15,921	17,821

	Unfunded Commitment Balances (1)
	September 30, 2024	December 31, 2023
Recorded Books Inc. (dba RBMedia)	2,242	6,278
Rock Star Mergersub LLC (dba Triumvirate Environmental)	173,442	—
Rocky Debt Merger Sub, LLC (dba NContracts)	16,282	10,788
Rubrik, Inc.	2,141	10,744
Runway Bidco, LLC (dba Redwood Software)	81,750	—
Singlewire Software, LLC	3,226	3,226
Solar Holdings Bidco Limited (dba SLR Consulting)	101,387	—
Solaris (dba Urology Management Holdings, Inc.)	—	3,123
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	15,638	—
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	16,326	—
Superior Environmental Solutions	4,074	2,298
Superman Holdings, LLC (dba Foundation Software)	13,262	—
Trader Corporation	3,444	3,516
Trystar, LLC	18,837	—
United Flow Technologies Intermediate Holdco II, LLC	28,441	—
UP Acquisition Corp. (dba Unified Power)	2,939	3,378
US Signal Company, LLC	13,579	—
USA DeBusk, LLC	32,010	—
Valet Waste Holdings, Inc. (dba Valet Living)	13,205	—
VASA Fitness Buyer, Inc.	1,741	3,047
VisionSafe Holdings, Inc.	1,320	—
Westwood Professional Services Inc.	36,716	—
Zeus Company, Inc.	22,838	—
Total 1st Lien/Senior Secured Debt	$1,814,807	$311,837
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$11,250	$28,084
Esperanto BidCo AG (dba BSI Software)	28,460	—
K2 Towers III, LLC	7,578	17,727
Skyway Towers Intermediate LLC	7,641	8,983
Tarpon Towers II LLC	10,981	—
Thor FinanceCo LLC (dba Harmoni Towers)	20,000	28,333
Towerco IV Holdings, LLC	3,852	7,916
Total 1st Lien/Last-Out Unitranche	$89,762	$91,043
2nd Lien/Senior Secured Debt
AWP Group Holdings, Inc.	$2,464	$4,546
Total 2nd Lien/Senior Secured Debt	$2,464	$4,546
Total	$1,907,033	$407,426

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

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Nine Months Ended September 30, 2024
January 1, 2024	13,232,488	$333,459
February 1, 2024	6,122,455	154,286
March 1, 2024	7,852,924	197,815
April 1, 2024	9,027,996	228,589
May 1, 2024	9,154,226	231,693
June 1, 2024	10,422,835	263,698
July 1, 2024	9,092,364	230,128
August 1, 2024	11,342,035	287,067
September 1, 2024	13,089,896	331,043
Total	89,337,219	$2,257,778
Share Issue Date	Shares Issued	Proceeds Received
For the Nine Months Ended September 30, 2023
April 6, 2023	10,081,173	$252,029
May 1, 2023	3,019,897	75,891
June 1, 2023	5,708,842	143,577
July 1, 2023	7,434,246	187,492
August 1, 2023	9,176,536	231,524
September 1, 2023	7,062,817	177,983
Total	42,483,511	$1,068,496

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Nine Months Ended September 30, 2024
November 1, 2023	January 31, 2024	February 29, 2024	$0.21	284,014
February 27, 2024	February 29, 2024	March 28, 2024	$0.21	303,114
February 27, 2024	March 28, 2024	April 26, 2024	$0.21	328,736
February 27, 2024	April 30, 2024	May 28, 2024	$0.21	358,447
May 1, 2024	May 31, 2024	June 26, 2024	$0.21	396,199
May 1, 2024	June 28, 2024	July 26, 2024	$0.21	421,156
May 1, 2024	July 31, 2024	August 27, 2024	$0.21	440,968
August 8, 2024	August 30, 2024	October 4, 2024	$0.21	481,425
August 8, 2024	September 30, 2024	October 28, 2024	$0.21	481,001

For the Nine Months Ended September 30, 2023
April 26, 2023	April 28, 2023	May 30, 2023	$0.17	26,481
May 3, 2023	May 31, 2023	June 28, 2023	$0.21	40,267
May 3, 2023	June 30, 2023	July 28, 2023	$0.21	62,222
May 3, 2023	July 31, 2023	August 29, 2023	$0.21	93,814
August 2, 2023	August 31, 2023	September 28, 2023	$0.21	141,357
August 2, 2023	September 29, 2023	October 30, 2023	$0.21	174,596

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

The following table presents the share repurchases completed during the nine months ended September 30, 2024:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3)	Number of Shares Repurchased
February 16, 2024	March 15, 2024	5.0%	$25.32	$394	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	12,989	513,509
August 26, 2024	September 23, 2024	5.0%	$25.29	27,085	1,072,190
Total				$40,468	1,601,250

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

There were no repurchases of the Shares for the nine months ended September 30, 2023.

9. EARNINGS PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings per Share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net increase in net assets from operations	$86,787	$22,762	$219,906	$34,057
Weighted average shares outstanding	142,103,773	34,868,960	112,180,896	24,905,773
Basic and diluted earnings (loss) per share	$0.61	$0.65	$1.96	$1.37

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Per Common Share Data(1):
NAV, beginning of period	$25.20	$25.00
Net investment income	1.91	1.24
Net realized and unrealized gains (losses)(2)	0.07	0.21
Net increase in net assets from operations(2)	$1.98	$1.45
Distributions to common stockholders	(1.89)	(1.22)
Distributions to preferred stockholders	—	—	(3)
Total increase in net assets	$0.09	$0.23
NAV, end of period	$25.29	$25.23
Shares outstanding, end of period	154,147,833	42,847,652
Weighted average shares outstanding	112,180,896	24,905,773
Total return based on NAV(4)	8.11%	5.92%
Supplemental Data/Ratio(5):
Net assets, end of period	$3,898,853	$1,081,208
Ratio of net expenses to average net assets	4.18%	3.52%
Ratio of net expenses before voluntary waivers to average net assets	4.60%	3.52%
Ratio of expenses (without net incentive fees and interest and other debt expenses) to average net assets	0.95%	1.40%
Ratio of interest and other debt expenses to average net assets	2.18%	1.54%
Ratio of net incentive fees to average net assets	1.05%	0.58%
Ratio of total expenses to average net assets	5.07%	5.18%
Ratio of net investment income to average net assets	9.80%	8.77%
Portfolio turnover	12%	1%

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

October and November Subscriptions

On October 1, 2024, the Company received $319,998 of proceeds relating to the issuance of 12,653,161 Shares. Included in the aforementioned proceeds is $123,437 that the Company received from affiliates of the Investment Adviser.

On November 1, 2024, the Company received $312,643 of proceeds relating to the issuance of Shares. Included in the aforementioned proceeds is $20,666 that the Company received from an affiliate of the Investment Adviser.

Distributions

On November 7, 2024, the Board of Directors declared monthly distributions from the Company's taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
November 29, 2024	December 27, 2024
December 31, 2024	January 27, 2025
January 31, 2025	February 27, 2025

MS Credit Facility Amendment

On October 24, 2024, GSCR Mott Street, entered into the first amendment (the “First Amendment”) to the Loan and Servicing Agreement, dated as of August 9, 2024 (as otherwise amended, supplemented or otherwise modified and in effect from time to time, including by the First Amendment, the “MS Revolving Credit Facility”) by and among GSCR Mott Street, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as servicer and as transferor, and the lenders party thereto.

The First Amendment, among other things, (i) joined new lenders to the MS Revolving Credit Facility and (ii) created a second tranche of commitments in the amount of $1,000,000 (the “Tranche B Commitments”), increasing the total facility amount from $1,000,000 to $2,000,000 in borrowings at any one time outstanding.

Advances for the Tranche B Commitments bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of US dollars is 3-month Term SOFR) plus an applicable margin of 2.15%. After the expiration of a two-year reinvestment period, the applicable margin on all outstanding advances will be 2.65% per annum.

BNPP Revolving Credit Facility Amendment

On October 31, 2024, SPV Public I, a wholly-owned subsidiary of the Company, entered into the Second Amendment (“Second Amendment”) to the BNPP Revolving Credit Facility, dated as of September 29, 2023 (as amended, supplemented, and/or otherwise modified and in effect from time to time, including by the Second Amendment, the “BNPP Revolving Credit Facility”), by and among BNP Paribas, as administrative agent, State Street Bank and Trust Company, as collateral agent, the Company, as equityholder and investment advisor, SPV Public I, as borrower, and the lenders party thereto.

The Second Amendment, among other things, (i) increased the aggregate maximum facility amount from $400,000 to $900,000, (ii) extended the end of the period in which the Company may make borrowings under the facility from May 30, 2026 to October 31, 2026, (iii) extended the final maturity date of the facility from May 31, 2027 to November 1, 2027, and (iv) reduced the margin applicable to advances from 1.735% per annum to 1.63% per annum, which applicable margin shall increase to 2.63% per annum after the expiration of the reinvestment period.

Truist Revolving Credit Facility Amendment

On November 4, 2024, in connection with the Truist Revolving Credit Facility, the Company exercised its right to request a Commitment Increase and Fifth Third Bank, National Association agreed to participate in an increase of the Multicurrency Commitments from $900,000 to $950,000. As a result, the total Commitments under the Truist Revolving Credit Facility increased from $1,180,000 to $1,230,000. Pursuant to the accordion feature in the Truist Revolving Credit Facility, the aggregate amount of all Commitments thereunder may be further increased up to $1,770,000. Capitalized terms used but not defined herein have the meanings ascribed thereto in the Truist Revolving Credit Facility.

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through September 30, 2024, we have originated approximately $6.54 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

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

Our leverage may take the form of revolving or term loans from financial institutions, such as the Truist Revolving Credit Facility (as defined below), the BNPP Revolving Credit Facility (as defined below), and the MS Revolving Credit Facility (as defined below, and together with the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility, collectively, the “Revolving Credit Facilities”), debt securities, such as secured or unsecured bonds, securitization of portions of our investment portfolio, preferred shares and/or reverse repurchase agreements (including short term participations or pledges of our directly originated debt positions). The Revolving Credit Facilities and other leverage techniques described herein allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage.” In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings, as well as the risks of such borrowings compared to our investment outlook. The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$4,973.71	$4,992.07	$1,596.14	$1,601.42
First Lien/Last-Out Unitranche	251.82	251.92	166.48	166.68
Second Lien/Senior Secured Debt	21.99	22.35	20.02	20.02
Preferred Stock	3.10	1.36	—	—
Common Stock	5.21	5.29	—	—
Total investments	$5,255.83	$5,272.99	$1,782.64	$1,788.12

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.2%	10.1%	12.0%	11.9%
First Lien/Last-Out Unitranche(2)(3)	11.3%	11.3%	12.3%	12.2%
Second Lien/Senior Secured Debt(2)	14.1%	13.9%	14.6%	14.6%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Total Portfolio	10.3%	10.2%	12.0%	12.0%

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

As of September 30, 2024, the total portfolio weighted average yield measured at amortized cost and fair value was 10.3% and 10.2%, as compared to 12.0% and 12.0% as of December 31, 2023. The decrease in total portfolio weighted average yield at amortized cost and fair value, within First Lien/Senior Secured Debt weighted average yield at amortized cost and fair value, and within First Lien/Last-Out Unitranche weighted average yield at amortized cost, was due to a decline in interest rates.

The weighted average yield of our Liquid Investments as of September 30, 2024 and December 31, 2023 was 8.2% and 9.4% at amortized cost and 8.4% and 9.2% at fair value. The decrease in weighted average yield at amortized cost was due to a decline in interest rates.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2024		December 31, 2023
Number of portfolio companies in which we have Private Credit Investments	91		45
Number of Liquid Investments	166		124
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average loan-to-value (“LTV”)(3)		37.4%		40.0%
Weighted average leverage (net debt/EBITDA)(4)	5.6	x	5.5	x
Weighted average interest coverage(4)	1.8	x	1.6	x
Median EBITDA(4)	$96.07 million		$106.60 million

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

As of September 30, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 12.9% and 26.9% of total Private Credit Investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	September 30, 2024			December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total		Fair Value	Percentage of Total
	(in millions)			(in millions)
Grade 1	$—	—%		$—	—%
Grade 2	5,271.62	100.0		1,766.57	98.8
Grade 3	1.37	—	(1)	—	—
Grade 4	—	—		21.55	1.2
Total Investments	$5,272.99	100.0%		$1,788.12	100.0%

(1)
Amount rounds to less than 0.1%.

The decrease in investments with grade 4 investment performance ratings was primarily driven by an investment with a fair value of $21.55 million being upgraded to grade 2 and grade 3 investment performance ratings due to restructuring.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$5,255.83	100.0%	$1,755.74	98.5%
Non-accrual	—	—	26.90	1.5
Total Investments	$5,255.83	100.0%	$1,782.64	100.0%

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

The following table shows our investment activity by investment type of our Private Credit Investments(1):

	For the Three Months Ended
	September 30, 2024	September 30, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$2,319.03	$580.37
First Lien/Last-Out Unitranche	48.97	93.06
Second Lien/Senior Secured Debt	—	24.55
Total	$2,368.00	$697.98
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$149.75	$1.28
Total	$149.75	$1.28
Net increase in portfolio	$2,218.25	$696.70
Number of new portfolio companies with new investment commitments	24	13
Total new investment commitment amount in new portfolio companies	$2,217.06	$697.98
Average new investment commitment amount in new portfolio companies	$92.38	$53.69
Number of existing portfolio companies with new investment commitments	6	—
Total new investment commitment amount in existing portfolio companies	$150.94	$—
Weighted average remaining term for new investment commitments (in years)(2)	6.2	6.0
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.0%	12.3%
Weighted average yield on new investment commitments(5)	10.0%	12.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.7%	12.2%
Weighted average yield on investments sold or repaid(7)	10.7%	12.2%

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

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the three months ended September 30, 2024 and for the three months ended September 30, 2023 was $201.84 million and $213.16 million. The fair value of Liquid Investments (excluding investments in money market funds, if any) was $859.93 million, or 16.3% of our portfolio as of September 30, 2024. The fair value of Liquid Investments (excluding investments in money market funds, if any) was $255.32 million, or 21.3% of our portfolio as of September 30, 2023.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024	September 30, 2023		September 30, 2024	September 30, 2023
	($ in millions)
Total investment income	$131.70	$25.31		$296.85	$37.65
Net expenses	(38.54)	(3.29)		(82.59)	(6.73)
Net investment income	$93.16	$22.02		$214.26	$30.92
Net realized gain (loss) on investments	0.18	—	(1)	(4.20)	—	(1)
Net realized gain on warehouse transaction	—	—		—	2.62
Net unrealized appreciation (depreciation) on investments	(0.85)	(0.35)		11.68	0.30
Net realized and unrealized gain (losses) on translations and transactions	(5.70)	1.09		(1.83)	0.22
Net realized and unrealized gains	$(6.37)	$0.74		$5.65	$3.14
Net increase in net assets from operations	$86.79	$22.76		$219.91	$34.06

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Interest income	$126.05	$22.33	$280.30	$34.26
Dividend income	3.25	2.44	11.28	2.74
Other income	2.40	0.54	5.27	0.65
Total investment income	$131.70	$25.31	$296.85	$37.65

Investment income for the three and nine months ended September 30, 2024 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Interest and other debt expenses	$22.88	$2.35	$46.21	$4.70
Management fees	11.15	2.68	26.22	3.73
Incentive fees based on income	11.91	2.30	27.21	3.09
Incentive fees based on capital gains	(0.80)	0.09	0.71	0.39
Professional fees	0.54	0.54	1.48	0.83
Offering costs	0.31	0.58	1.36	1.04
Organization costs	—	0.13	—	0.52
Directors’ fees	0.17	0.09	0.50	0.25
Other general and administrative expenses	1.72	0.65	4.22	1.03
Total expenses	$47.88	$9.41	$107.91	$15.58
Fee waivers	(5.88)	(4.97)	(11.81)	(6.81)
Expense support	(3.46)	(1.15)	(13.51)	(3.55)
Reimbursable expenses previously borne by Investment Adviser	—	—	—	1.51
Net Expenses	$38.54	$3.29	$82.59	$6.73

In the table above:

•
Interest and other debt expenses increased from $2.35 million and $4.70 million for the three and nine months ended September 30, 2023 to $22.88 million and $46.21 million for the three and nine months ended September 30, 2024. The increase was primarily driven by an increase in the weighted average aggregate borrowings outstanding from $72.87 million and $80.28 million for the three and nine months ended September 30, 2023 to $1,179.82 million and $778.13 million for the three and nine months ended September 30, 2024.
•
Management Fees increased from $2.68 million and $3.73 million for the three and nine months ended September 30, 2023 to $11.15 million and $26.22 million for the three and nine months ended September 30, 2024. The increase was primarily driven by an increase in net assets. The Investment Adviser waived $2.68 million and $3.73 million for the three and nine months ended September 30, 2023 and $2.13 million and $4.63 million for the three and nine months ended September 30, 2024.
•
Incentive Fees based on income increased from $2.30 million and $3.09 million for the three and nine months ended September 30, 2023 to $11.91 million and $27.21 million for the three and nine months ended September 30, 2024. The increase was primarily driven by the performance of our investment portfolio. The Investment Adviser waived $2.30 million and $3.09 million for the three and nine months ended September 30, 2023 and $3.75 million and $7.18 million for the three and nine months ended September 30, 2024.
•
The Investment Adviser elected to pay $3.46 million and $13.51 million of certain of our expenses on our behalf for the three and nine months ended September 30, 2024. The Investment Adviser agreed to advance all of the organization, offering and other operating expenses on our behalf through the Initial Issuance Date. For the three and nine months ended September 30, 2023, the Investment Adviser agreed to advance $0.00 million and $0.53 million. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by the Company. For the three and nine months ended September 30, 2023, such expenses amounted to $0.00 million and $1.51 million. Additionally, for the three and nine months ended September 30, 2023, the Investment Adviser elected to pay $1.15 million and $3.02 million of certain of our expenses on our behalf. For additional information, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2024
	(in millions)
Ardonagh Midco 3 PLC	$0.36		$0.36
Other, net	—	(1)	(0.03)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—		(4.00)
Peraton Corp.	(0.01)		(0.01)
Red Ventures, LLC	(0.01)		(0.01)
PCI Gaming Authority	(0.02)		(0.02)
Kronos Acquisition Holdings Inc.	(0.03)		(0.03)
Advisor Group, Inc.	(0.03)		(0.03)
Virgin Media Bristol, LLC	(0.04)		(0.39)
Foundation Building Materials Holding Company, LLC	(0.04)		(0.04)
Net realized gain (loss)	$0.18		$(4.20)
(1)
Amount rounds to less than $0.01.

For the nine months ended September 30, 2024, net realized losses were primarily driven by the restructuring of the first lien debt investment in LCG Vardiman Black, LLC (dba Specialty Dental Brands), which resulted in a realized loss of $4.00 million.

For the nine months ended September 30, 2023, we had a realized gain of $2.62 million in connection with certain purchase agreements that we entered into with a party unaffiliated with the Investment Adviser (the “Warehouse Transaction”). For additional information on the Warehouse Transaction, see Note 11 "Warehouse Transaction” in our consolidated financial statements.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Unrealized appreciation	$12.00	$4.18	$26.99	$4.96
Unrealized depreciation	(12.85)	(4.53)	(15.31)	(4.66)
Net change in unrealized appreciation (depreciation) on investments	$(0.85)	$(0.35)	$11.68	$0.30

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2024
	($ in millions)
Portfolio Company:
Ardonagh Midco 3 PLC	$3.09	$2.26
USA DeBusk, LLC	1.20	0.95
Priority Technology Holdings, Inc. (dba Priority Payment)	0.66	0.65
ASM Buyer, Inc.	0.62	0.62
Bamboo US BidCo LLC (aka Baxter)	0.59	1.00
Harrington Industrial Plastics, LLC	0.54	1.25
Trader Corporation	0.48	(0.56)
Computer Services, Inc.	0.41	1.25
Renaissance Holding Corp.	0.02	(0.54)
Heartland Dental, LLC	—	(1.49)
Hyland Software, Inc.	(0.04)	1.37
Kronos Acquisition Holdings Inc.	(0.34)	(0.38)
Other, net(1)	(0.54)	6.80
iCIMS, Inc.	(0.79)	(0.73)
Rocky Debt Merger Sub, LLC (dba NContracts)	(0.88)	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(1.54)	3.70
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(4.33)	(4.47)
Total	$(0.85)	$11.68
(1)
For the three and nine months ended September 30, 2024, Other, net includes gross unrealized appreciation of $4.39 million and $13.95 million and gross unrealized depreciation of $(4.93) million and $(7.15) million

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2024 was primarily driven by tightening of credit spreads, the reversal of unrealized depreciation in connection with the aforementioned restructuring of the first lien debt investment in LCG Vardiman Black, LLC (dba Specialty Dental Brands), the partial repayment from Ardonagh Midco 3 PLC, partially offset by the financial underperformance of NCWS Intermediate, Inc. (dba National Carwash Solutions).

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023		September 30, 2023
	($ in millions)
Portfolio Company:
Heartland Dental, LLC	1.39		1.36
Renaissance Holding Corp.	0.80		0.80
DFS Holding Company, Inc.	0.37		0.32
Coretrust Purchasing Group LLC	0.33		0.45
CST Buyer Company (dba Intoxalock)	0.32		0.53
Computer Services, Inc.	0.21		0.42
iCIMS, Inc.	0.08		(0.84)
Autokiniton US Holdings, Inc.	(0.05)		(0.05)
Solaris (dba Urology Management Holdings, Inc.)	(0.05)		0.02
Virgin Media Bristol, LLC	(0.10)		(0.08)
Albaugh, LLC	(0.10)		(0.10)
Other, net(1)	(0.15)		0.17
Trader Corporation	(0.79)		0.07
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(2.61)		(2.77)
Total	$(0.35)	$	$0.30
(1)
For the three and nine months ended September 30, 2023, Other, net includes gross unrealized appreciation of $0.69 million and $0.99 million and gross unrealized depreciation of $(0.84) million and $(0.82) million.

For the three and nine months ended September 30, 2023, we had a change in unrealized appreciation (depreciation) of $(0.35) million and $(0.30) million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary use of funds is for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 365% and 741%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

The following table summarizes the securities issued and proceeds related to such issuances:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2024
Class I Common Stock
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
April 1, 2024	9,027,996	228.59
May 1, 2024	9,154,226	231.69
June 1, 2024	10,422,835	263.70
July 1, 2024	9,092,364	230.13
August 1, 2024	11,342,035	287.07
September 1, 2024	13,089,896	331.04
Total	89,337,219	2,257.78
For the Nine Months Ended September 30, 2023
April 6, 2023	10,081,173	$252.03
May 1, 2023	3,019,897	75.89
June 1, 2023	5,708,842	143.58
July 1, 2023	7,434,246	187.49
August 1, 2023	9,176,536	231.53
September 1, 2023	7,062,817	177.98
Total	42,483,511	1,068.50
Series A Cumulative Preferred Stock (1)
April 6, 2023	515	$0.52
Total	515	$0.52

(1)
All of the issued and outstanding shares of Series A Cumulative Preferred Stock were redeemed on September 28, 2023.

Share Repurchase Program

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase in each quarter up to 5% of our Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The following table presents the share repurchases completed during the nine months ended September 30, 2024.

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
February 16, 2024	March 15, 2024	5.0%	$25.32	$0.39	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	12.99	513,509
August 26, 2024	September 23, 2024	5.0%	$25.29	27.09	1,072,190
Total				$40.47	1,601,250

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

There were no repurchases of the Shares for the nine months ended September 30, 2023.

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

We may establish credit facilities in addition to the Truist Revolving Credit Facility, BNPP Revolving Credit Facility and MS Revolving Credit Facility or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure stockholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask us to comply with positive or negative covenants that could have an effect on our operations.

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

The following table shows our contractual obligations as of September 30, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$571.11	$—	$—	$571.11	$—
BNPP Revolving Credit Facility(2)	$400.00	$—	$400.00	$—	$—
MS Revolving Credit Facility(3)	$375.00	$—	$—	$375.00	$—
Short-Term Borrowings	$125.11	$125.11	$—	$—	$—

(1)
We may borrow amounts in U.S. Dollars (“USD”) or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2024, the Company had outstanding borrowings denominated in USD of $361.00 million, in Euros (“EUR”) of EUR 101.14 million, in Canadian Dollars (“CAD”) of CAD 117.43 million and in Great British Pounds (“GBP”) of GBP 8.00 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2024, the Company had outstanding borrowings denominated in USD of $400.00 million.
(3)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2024, the Company had outstanding borrowings denominated in USD of $375.00 million.

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

BNPP Revolving Credit Facility

On September 28, 2023, GS Private Credit SPV Public I LLC (“SPV Public I”), a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “BNPP Revolving Credit Facility”) with BNP Paribas (“BNPP”), as administrative agent, State Street Bank and Trust Company, as collateral agent, us, as equityholder and investment advisor, and the lenders party thereto. We amended the BNPP Revolving Credit Facility on May 30, 2024.

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

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street SPV LLC, a wholly-owned subsidiary of the Company (“GSCR Mott Street”), entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. (“MS”), as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as transferor and servicer, and the lenders party thereto. The initial principal amount of the commitments under the MS Revolving Credit Facility is $1,000.00 million. Proceeds from borrowings under the MS Revolving Credit Facility may be used to, among other things, fund portfolio investments by GSCR Mott Street and to make advances under delayed drawdown collateral assets where GSCR Mott Street is a lender. Any amounts outstanding under the MS Revolving Credit Facility must be repaid by August 9, 2029.

Advances under the MS Revolving Credit Facility initially bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of U.S. dollars is 3-month Term SOFR) plus an applicable margin of 2.35%. After the expiration of a three-year reinvestment period, the applicable margin on all outstanding advances will be 2.85% per annum.

For further details, see Note 6 “Debt–MS Revolving Credit Facility” to our consolidated financial statements included in this report.

Short-Term Borrowings

From time to time, we may engage in sale/buy-back agreements, with Macquarie Bank Limited (the “Macquarie”), which are a type of secured borrowing. The amount, interest rate and terms of these agreements will be individually negotiated on a transaction-by-transaction basis. Each borrowing is secured by an interest in an underlying asset that is participated or assigned to the sale/buy-back counterparty for the duration of the agreement. We sell to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90 days from the date it was sold.

For further details, see Note 6 “Debt–Short-Term Borrowings” to our consolidated financial statements included in this report.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	September 30, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$1,814.81	$311.84
First Lien/Last-Out Unitranche	89.76	91.04
Second Lien/Senior Secured Debt	2.46	4.55
Total	$1,907.03	$407.43

Warehouse Transaction

We entered into the Warehouse Transaction, whereby we agreed, subject to certain conditions, to purchase certain investments (the “Portfolio Investments”) from a party unaffiliated with the Investment Adviser. The Warehouse Transaction was designed to assist us in deploying capital upon receipt of subscriptions. On April 10, 2023, we purchased the Portfolio Investments. The Portfolio Investments primarily consisted of newly originated, privately negotiated senior secured term loans to middle market companies consistent with our investment strategy. For additional information, see Note 11 “Warehouse Transaction” in our consolidated financial statements. Although there can be no assurances, we may in the future enter into additional warehousing transactions from time to time, with third parties, subject to compliance with the Investment Company Act.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.

Fair Value Measurement of Investments

Consistent with GAAP and the Investment Company Act, we conduct a valuation of our investments, pursuant to which our NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the Investment Company Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market, and as such, their fair values are determined using valuation techniques, primarily discounted cash flows, market multiples, and recent comparable transactions. The most significant inputs in applying the discounted cash flow approach and the market multiples approach are the selected discount rates and multiples, respectively. The selection of these inputs is based on a combination of factors that are specific to the underlying portfolio companies such as financial performance and certain factors that are observable in the market, such as current interest rates and comparable public company trading multiples. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations on the consolidated financial statements. For further details of our investments and fair value measurement accounting policy, see Note 2 “Significant Accounting Policies—Investments” and Note 5 “Fair Value Measurement.”

RECENT DEVELOPMENTS

October and November Subscriptions

On October 1, 2024, we received $320.00 million of proceeds, relating to the issuance of 12,653,161 Shares.

On November 1, 2024, we received $312.64 million of proceeds, relating to the issuance of Shares.

Distributions

On November 7, 2024, our Board of Directors declared monthly distributions from our taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
November 29, 2024	December 27, 2024
December 31, 2024	January 27, 2025
January 31, 2025	February 27, 2025

MS Credit Facility Amendment

On October 24, 2024, GSCR Mott Street, entered into the first amendment (the “First Amendment”) to the Loan and Servicing Agreement, dated as of August 9, 2024 (as otherwise amended, supplemented or otherwise modified and in effect from time to time, including by the First Amendment, the “MS Revolving Credit Facility”) by and among GSCR Mott Street, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as servicer and as transferor, and the lenders party thereto.

The First Amendment, among other things, (i) joined new lenders to the MS Revolving Credit Facility and (ii) created a second tranche of commitments in the amount of $1,000 million (the “Tranche B Commitments”), increasing the total facility amount from $1,000 million to $2,000 million in borrowings at any one time outstanding.

Advances for the Tranche B Commitments bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of US dollars is 3-month Term SOFR) plus an applicable margin of 2.15%. After the expiration of a two-year reinvestment period, the applicable margin on all outstanding advances will be 2.65% per annum.

BNPP Revolving Credit Facility Amendment

On October 31, 2024, SPV Public I, our wholly owned subsidiary, entered into the Second Amendment (“Second Amendment”) to the BNPP Revolving Credit Facility, dated as of September 29, 2023 (as amended, supplemented, and/or otherwise modified and in effect from time to time, including by the Second Amendment, the “BNPP Revolving Credit Facility”), by and among BNP Paribas, as administrative agent, State Street Bank and Trust Company, as collateral agent, us, as equityholder and investment advisor, SPV Public I, as borrower, and the lenders party thereto.

The Second Amendment, among other things, (i) increased the aggregate maximum facility amount from $400 million to $900 million, (ii) extended the end of the period in which we may make borrowings under the facility from May 30, 2026 to October 31, 2026, (iii) extended the final maturity date of the facility from May 31, 2027 to November 1, 2027, and (iv) reduced the margin applicable to advances from 1.735% per annum to 1.63% per annum, which applicable margin shall increase to 2.63% per annum after the expiration of the reinvestment period.

Truist Revolving Credit Facility Amendment

On November 4, 2024, in connection with the Truist Revolving Credit Facility, we exercised its right to request a Commitment Increase and Fifth Third Bank, National Association agreed to participate in an increase of the Multicurrency Commitments from $900 million to $950 million. As a result, the total Commitments under the Truist Revolving Credit Facility increased from $1,180 million to $1,230 million. Pursuant to the accordion feature in the Truist Revolving Credit Facility, the aggregate amount of all Commitments thereunder may be further increased up to $1,770 million. Capitalized terms used but not defined herein have the meanings ascribed thereto in the Truist Revolving Credit Facility.

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

As of September 30, 2024 and December 31, 2023 on a fair value basis, 100% and 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility, the BNPP Revolving Credit Facility, the MS Revolving Credit Facility and Short-Term Borrowings each bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure.

As of September 30, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$138.57	$(35.50)	$103.07
Up 200 basis points	92.44	(23.67)	68.77
Up 100 basis points	46.22	(11.83)	34.39
Up 75 basis points	34.67	(8.88)	25.79
Up 50 basis points	23.12	(5.92)	17.20
Up 25 basis points	11.55	(2.96)	8.59
Down 25 basis points	(11.55)	2.96	(8.59)
Down 50 basis points	(23.12)	5.92	(17.20)
Down 75 basis points	(34.67)	8.87	(25.80)
Down 100 basis points	(46.22)	11.83	(34.39)
Down 200 basis points	(92.44)	23.67	(68.77)
Down 300 basis points	(138.57)	35.50	(103.07)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total securities issued and proceeds:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2024
Class I Common Stock
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
April 1, 2024	9,027,996	228.59
May 1, 2024	9,154,226	231.69
June 1, 2024	10,422,835	263.70
July 1, 2024	9,092,364	230.13
August 1, 2024	11,342,035	287.07
September 1, 2024	13,089,896	331.04
Total	89,337,219	2,257.78
For the Nine Months Ended September 30, 2023
April 6, 2023	10,081,173	$252.03
May 1, 2023	3,019,897	75.89
June 1, 2023	5,708,842	143.58
July 1, 2023	7,434,246	187.49
August 1, 2023	9,176,536	231.53
September 1, 2023	7,062,817	177.98
Total	42,483,511	1,068.50
Series A Cumulative Preferred Stock (1)
April 6, 2023	515	$0.52
Total	515	$0.52

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

The following table sets forth information regarding repurchases of Shares under our share repurchase program during the nine months ended September 30, 2024:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
February 16, 2024	March 15, 2024	5.0%	$25.32	$0.39	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	12.99	513,509
August 26, 2024	September 23, 2024	5.0%	$25.29	27.09	1,072,190
Total				$40.47	1,601,250

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

10.3*

Loan and Servicing Agreement, dated as of August 9, 2024, by and among GSCR Mott Street SPV LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as servicer and as transferor, and the lenders party thereto.

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

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: November 13, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 13, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 13, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)