Form 10-K
period 2024-12-31
Goldman Sachs Private Credit Corp.
filed 2025-03-04
CIK 1920145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, there was no public market for the registrant’s common stock. The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 4, 2025, was 233,971,681. Common shares outstanding exclude March 1, 2025 subscriptions since the issuance price for such shares has not been finalized at this time.

Documents incorporated by reference: Portions of Goldman Sachs Private Credit Corp.’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

GOLDMAN SACHS PRIVATE CREDIT CORP.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2024

2

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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, the war between Russia and Ukraine and conflict in the Middle East;
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
•
our ability to maintain our status under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) as a regulated investment company (“RIC”) and our qualification for tax treatment as a RIC;
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

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to the “Company,” “we,” “us” and “our” mean Goldman Sachs Private Credit Corp., Goldman Sachs Private Credit Corp., together with its consolidated subsidiaries, or for the periods prior to our conversion from a Delaware limited liability company to a Delaware corporation, Goldman Sachs Private Credit Fund LLC. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc., Silver Capital Holdings LLC (formerly Goldman Sachs Private Middle Market Credit LLC), Goldman Sachs Private Middle Market Credit II LLC, Goldman Sachs Middle Market Lending Corp. II, Phillip Street Middle Market Lending Fund LLC and West Bay BDC LLC), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC (as defined below) under the Investment Company Act (as defined below). In addition, we have elected to be treated as a RIC (as defined below), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through December 31, 2024, we have originated approximately $7.85 billion in aggregate principal amount of private credit instruments, which may include loans, notes, bonds and other corporate debt securities issued by corporate issuers (“Private Credit Investments”) and related equity prior to any subsequent exits and repayments.

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

We primarily hold directly originated, first lien senior secured, floating rate debt of companies located primarily in the United States and, to a lesser extent, in non-U.S. jurisdictions. We may also invest, to a lesser extent, in second lien loans, unsecured, subordinated or payment-in-kind (“PIK”) debt and equity and equity-like instruments. We also invest a portion of our portfolio in more Liquid Investments (as defined below), such as broadly syndicated loans and other fixed-income securities, to provide the portfolio with additional liquidity.

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

We generally lead the origination of our investments as the primary lender, and we may participate in club deals (which are generally investments made by a small group of firms). Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For additional information, see “—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief.” In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “—Competitive Advantages.”

EU Environmental Taxonomy Criteria

Our underlying investments do not take into account the EU criteria for environmentally sustainable economic activities.

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

Investment Strategy

Our investment strategy is consistent with that of the broader Goldman Sachs Asset Management Private Credit platform with a focus on capital preservation and capital appreciation and includes:

•
Leveraging the Goldman Sachs Asset Management Private Credit Team’s position within Goldman Sachs: The Goldman Sachs Asset Management Private Credit Team, which is responsible for sourcing, diligencing, negotiating, structuring, monitoring and harvesting investment opportunities for the private credit portion of the Company, is able to draw on the broader Goldman Sachs platform, network and relationships across the investment lifecycle to identify potentially attractive opportunities. Goldman Sachs is a leading global financial services firm and one of the world’s most experienced alternatives investors, and the Company is expected to benefit not only from the Goldman Sachs network and relationships to identify potentially attractive opportunities, but also from a broad range of other resources offered by Goldman Sachs, including market insights, structuring capabilities and industry experts whose insights can enhance due diligence, structuring and investment monitoring processes.
•
Direct origination with borrowers: The Goldman Sachs Asset Management Private Credit Team believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. The Goldman Sachs Asset Management Private Credit Team’s direct origination platform has been developed over the Goldman Sachs Asset Management Private Credit Team’s more-than-28-year history of private credit investing and includes approximately 200 investment professionals across 11 cities and four continents as of December 31, 2024. The Goldman Sachs Asset Management Private Credit Team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which we invest with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that the Goldman Sachs Asset Management Private Credit Team’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its more-than-28-year history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high quality companies. The Goldman Sachs Asset Management Private Credit Team’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through our approach to fundamental credit analysis driven by intensive investment research.
•
Provision of large-sized commitments: We believe that the Goldman Sachs Asset Management Private Credit Team’s capability to hold large-sized, directly originated investments drives our ability to source, negotiate and commit capital in attractive opportunities. We intend to invest substantially alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs, which we believe will provide us with access to a wide range of opportunities and allow us to commit to larger investment across the GSAM platform.
•
Structuring expertise with a focus on risk mitigation: The Goldman Sachs Asset Management Private Credit Team has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 23 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, the Goldman Sachs Asset Management Private Credit Team has experience investing across the capital structure which will enable us to consider different investment structures and expand our opportunity funnel.
•
Rigorous portfolio management: The Goldman Sachs Asset Management Private Credit Team’s active approach to portfolio management centers on team continuity through the lifecycle of an investment, from sourcing and underwriting through investment monitoring and maturity. Investment professionals actively monitor portfolio companies’ operations and financial condition, and senior secured loan agreements typically provide for regular reporting which includes borrower performance, compliance and notification of adverse events. We believe the Goldman Sachs platform adds additional value to our portfolio companies through its extensive network, research capabilities and connectivity across the global capital markets.
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

Investment Portfolio

Our portfolio (excluding our investment in money market funds, if any) consisted of the following:

	As of
	December 31, 2024
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$7,014.26	$7,006.80
First Lien/Last-Out Unitranche	263.35	261.65
Preferred Stock	3.10	—
Common Stock	5.21	5.37
Total investments	$7,285.92	$7,273.82

As of December 31, 2024, our portfolio consisted of 278 Private Credit Investments in 96 portfolio companies and 174 Liquid Investments across 42 different industries. The largest industries in our total portfolio, based on fair value as of December 31, 2024, were Software, Commercial Services & Supplies, Machinery and Financial Services, which represented 14.2%, 7.9%, 7.7% and 7.2%, respectively. The geographic composition of our total portfolio at fair value as of December 31, 2024 was 95.4% invested in portfolio companies organized in the United States, 2.2% invested in portfolio companies organized in Canada, 2.1% invested in portfolio companies organized in the United Kingdom, and 0.3% invested in portfolio companies organized in Switzerland.

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2024
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.4%	9.4%
First Lien/Last-Out Unitranche(2)(3)	11.0%	11.1%
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Total Portfolio	9.5%	9.5%

(1)
The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value. This calculation excludes investments that are unsettled as of period-end as the interest rate associated with the investment is not known prior to the settlement date.
(3)
The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.

The weighted average yield of our Liquid Investments as of December 31, 2024 was 7.5% at amortized cost and 7.5% at fair value.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	December 31, 2024
Number of portfolio companies in which we have Private Credit Investments	96
Number of Liquid Investments	174
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	—%
Weighted average loan-to-value (“LTV”)(3)	40.4%
Weighted average leverage (net debt/EBITDA)(4)	5.7	x
Weighted average interest coverage(4)	2.0	x
Median EBITDA(4)	$98.65 million

(1)
Measured on a fair value basis. This calculation excludes investments, if any, placed on non-accrual status.
(2)
Includes income producing preferred stock investments, if applicable.
(3)
Includes all Private Credit Investments for which fair value is determined by the Investment Adviser, as the Valuation Designee (as defined below) designated by the Board of Directors (as defined below), pursuant to Rule 2a-5 under the Investment Company Act. Figures are derived from the financial statements most recently validated by the Investment Adviser. LTV is calculated as net debt through each respective loan tranche divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable private debt investments.
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

As of December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 11.8% of total Private Credit Investments at fair value.

Corporate Structure and Private Offering

We were formed as a Delaware limited liability company on March 25, 2022 with the name Goldman Sachs Loan Fund LLC, which we changed to Goldman Sachs Private Credit Fund LLC on May 18, 2022. An affiliate of the Investment Adviser (the “Initial Member”) made an initial capital contribution to us of $1,000 and became our Initial Member. The Initial Member served as the sole owner of the Company’s interests until the Initial Issuance Date (as defined below) when the equity interests of the Initial Member were cancelled. Effective April 6, 2023, Goldman Sachs Private Credit Fund LLC was converted from a Delaware limited liability company to a Delaware corporation named Goldman Sachs Private Credit Corp., which succeeded to the business of, and by operation of law is deemed for purposes of Delaware law to be the same entity as, Goldman Sachs Private Credit Fund LLC.

We have elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2023.

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

The following table summarizes the total shares issued and proceeds received related to subscriptions:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2024
Class I Common Stock
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
April 1, 2024	9,027,996	228.59
May 1, 2024	9,154,226	231.69
June 1, 2024	10,422,835	263.70
July 1, 2024	9,092,364	230.13
August 1, 2024	11,342,035	287.07
September 1, 2024	13,089,896	331.04
October 1, 2024	12,653,161	320.00
November 1, 2024	12,381,902	312.64
December 1, 2024	14,755,235	372.57
Total	129,127,517	3,262.99

Investment Period

We have a perpetual life and may continue to take in new capital on a continuous basis at a value equal to our net asset value (“NAV”) per share. We expect to continually originate new investments to the extent we raise additional capital. We also intend to recycle capital regularly from our existing investors into new investments. In contrast, certain other private and public, non-listed BDCs generally may have a finite offering period and an associated designated time period for investment. These BDCs have either a finite life or a time period by which a liquidity event must occur or fund operations must be wound down, which may limit the ability of such BDCs to recycle investments.

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

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors, a majority of which is made up of Independent Directors (as defined below) (including an independent Chairperson), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of GS Group Inc., a bank holding company ("BHC") and a financial holding company (“FHC”), regulated by the board of governors of the federal reserve system (the "Federal Reserve"). GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and individuals. GS Group Inc. is the general partner and owner of GSAM.

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 200 investment professionals across 11 cities and four continents as of December 31, 2024. Within the Goldman Sachs Asset Management Private Credit Team, approximately 80 private credit investment professionals across five offices in the Americas led by Alex Chi and David Miller, our Co-Chief Executive Officers and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 19 years coupled with an average tenure at Goldman Sachs of over 12 years as of December 31, 2024.

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

Private Credit Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team (the "Private Credit Investment Committee"). As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, Alex Chi, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The Private Credit Investment Committee is responsible for approving all of our investments. The Private Credit Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Private Credit Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the Private Credit Investment Committee are subject to change from time to time without prior notice.

The purpose of our Private Credit Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. Our Private Credit Investment Committee process is intended to bring the diverse experience and perspectives of our Private Credit Investment Committee’s members to the analysis and consideration of every investment. Our Private Credit Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our Private Credit Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

High Yield and Bank Loan Team

Investment decisions related to more liquid credit investments, such as broadly syndicated loans and other fixed-income securities, will be made by the GSAM High Yield and Bank Loan Team within the GSAM Global Fixed Income and Liquidity Solutions Team.

The High Yield and Bank Loan team currently is comprised of approximately 42 dedicated professionals across the High Yield, Bank Loans and Opportunistic Credit asset classes. In managing our more liquid credit investments, the High Yield and Bank Loan team will employ the broad resources and expertise of the whole GSAM Global Fixed Income and Liquidity Solutions Team, which in total comprises over 375 professionals located across Bengaluru, Burlington, Hong Kong, London, New York, Salt Lake City, Singapore, The Hague and Tokyo, as of December 31, 2024.

The investment culture of the High Yield and Bank Loan team encourages strong dialogue and debate among research analysts, traders and portfolio managers, resulting in a research-intensive process where each team member feels accountable for the strategy’s performance. The investment decisions of the High Yield and Bank Loan team are supported by the Fixed Income Strategy Group (the “FISG”), which comprises the senior members of the GSAM Global Fixed Income and Liquidity Solutions Team. The FISG provides direction, context and oversight for the team to work within. The FISG will consider global growth, inflation, interest rates amongst other inputs to deliver a macro backdrop for the investment strategy teams. The FISG’s members average over 23 years of experience and more than 14 years at GSAM as of December 31, 2024.

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

We invest primarily in private companies based in the United States, but we also invest, to a lesser extent, in non-U.S. based companies (subject to compliance with BDC requirements to invest at least 70% of our assets in U.S. companies). We focus our lending across a spectrum of directly sourced opportunities in companies ranging from lower middle market to large capitalization in size. We may invest in companies of any size or capitalization. We generally lead the origination of our investments as the primary lender, and we may participate in club deals (which are generally investments made by a small group of firms). Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. See “—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief.” In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

As of December 31, 2024, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 99.9% secured debt investments (99.9% in first lien debt (including 3.6% in first lien/last-out unitranche loans), 0.0% in preferred stock and 0.1% in common stock.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our Shares and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

Investment Criteria

We seek to manage our portfolio for income distribution, capital preservation and capital appreciation. Our evaluation and management of directly originated investments is subject to a process framework that applies to all opportunities across the Goldman Sachs Asset Management Private Credit Team. Sourcing, investment diligence, approvals and ultimately investment management are undertaken across the Goldman Sachs Asset Management Private Credit Team in a manner that emphasizes governance and oversight of deal teams to ensure that opportunities are in line with our investing philosophy and objectives. Our process draws on the expertise of our seasoned team as well as other subject matter experts, including legal, tax, compliance, environmental, and other stakeholders.

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

The Investment Adviser may integrate environmental, social and governance (“ESG”) risk considerations within its process for originating loans and investing directly in credit obligations and related instruments. As part of its due diligence process, the Investment Adviser may consider, alongside other relevant factors, ESG risks, events or conditions that have or could have a material negative impact on the operating and performance metrics of these borrowers in the portfolio. Depending on the circumstances, examples of ESG risks can include physical environmental risks, climate change transition risks, supply chain disruptions, improper labor practices, lack of board diversity and corruption. The Investment Adviser may utilize proprietary research to assess ESG risks that are relevant to our investment. In addition, the Investment Adviser may invest in a security or sector without integrating ESG considerations into its process for originating loans. No one factor or consideration is determinative in the investment process. The Investment Adviser may originate loans and invest directly in credit obligations and related instruments without integrating ESG risk considerations into its investment process.

Upon the completion of due diligence and finalizing investment structure, the deal team will seek approval to pursue the potential investment from the Private Credit Investment Committee or a subcommittee thereof, depending on deal characteristics, subject to any other internal or external approvals, as necessary. The members of the Private Credit Investment Committee do not receive separate compensation from us or our Investment Adviser for serving on the Private Credit Investment Committee. Additional due diligence with respect to any investment may be conducted on our behalf (and at our expense) by attorneys prior to the closing of the investment, as well as other outside advisers, as appropriate.

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

Allocation of Investment Opportunities

Our investment objectives and investment strategies are similar to those of other Accounts, and an investment opportunity appropriate for us may also be appropriate for such other Accounts (which may include proprietary accounts of Goldman Sachs). This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and such other Accounts are not permitted under applicable law.

To address these and other potential conflicts, a selection of which are outlined below, the Investment Adviser has developed allocation policies and procedures that provide that personnel of our Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions and allocate investment opportunities among Accounts consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases the allocations may reflect numerous other factors as described below. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not, and vice versa.

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

Personnel of our Investment Adviser involved in decision-making for Accounts may make allocation-related decisions in accordance with the Investment Adviser’s allocations policies and procedures for us and Accounts by reference to one or more factors, including but not limited to: the strategy, objectives, guidelines and restrictions (including legal and regulatory restrictions) of potentially in-scope Accounts, as well as those Accounts’ current portfolios and investment horizons; strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the expected future capacity of the potentially in-scope Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. The Investment Adviser may also consider reputational matters and other factors. The application of these considerations may cause differences in the portfolios and performance of different Accounts that have similar strategies. In addition, in some cases, the Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of our Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us), irrespective of our Investment Adviser’s policies regarding allocation of investments. Additional information about our Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-Based Fees and Side-by-Side Management—Side-by-Side Management of Advisory Accounts; Allocation of Opportunities”) of our Investment Adviser’s Form ADV.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, certain of our investors, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of Goldman Sachs, or by third parties. If we invest in any such opportunities, Goldman Sachs may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to receive compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee (as defined below) or Incentive Fee (as defined below) payable to the Investment Adviser).

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

In all cases, subject to applicable law, our Investment Adviser has broad discretion in determining to whom and in what relative amounts to offer such opportunities, and factors our Investment Adviser may take into account, in its sole discretion, include whether such potential recipient is able to assist or provide a benefit to us in connection with the potential transaction or otherwise, whether our Investment Adviser believes the potential recipient is able to execute a transaction quickly, whether the potential recipient is expected to provide expertise or other advantages in connection with a particular investment, whether our Investment Adviser is aware of such potential recipient’s expertise or interest in these types of opportunities generally or in a subset of such opportunities or, the potential recipient’s target investment sizing. Recipients of these opportunities may, in accordance with applicable law, include one or more of our investors, one or more investors in other funds managed by the Goldman Sachs Asset Management Private Credit Team, clients or potential clients of Goldman Sachs, or funds or Accounts established for any such persons. These opportunities may give rise to potential conflicts of interest. These opportunities will be offered to the recipients thereof on such terms as our Investment Adviser determines in its sole discretion, subject to applicable law, including on a no-fee basis or at prices higher or lower than those paid by us. As a result of these and other reasons, returns with respect to an opportunity may exceed investors’ returns with respect to our investment in the same opportunity.

Transactions with affiliates. We are prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our independent directors (the “Independent Directors”) and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be an affiliate of the Company for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into, certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with, the Company or our Investment Adviser, are also considered to be our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser, and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s Independent Directors must make certain conclusions in connection with a co-investment transaction, including that (i) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

If our Investment Adviser identifies an investment and we are unable to rely on the Relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate investment opportunities. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

We may invest alongside other Accounts advised by our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff guidance and interpretations. For example, we may invest alongside such Accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other Accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside our Investment Adviser’s other clients as otherwise permissible under SEC staff guidance and interpretations, applicable regulations and the allocation policy of our Investment Adviser.

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

Market Opportunity

We believe the market opportunity for direct origination of private credit is significant and attractive. We expect the following factors to drive demand for private credit:

•
Future Senior Secured Debt Maturities. According to LCD News, as of December 31, 2024, approximately $867 billion of leveraged loans in North America and Europe outstanding will mature by 2029, which is expected to drive significant new debt issuance in the coming years. According to Preqin, as of December 31, 2024, the global private credit market represents $1.7 trillion in assets under management and now eclipses the global $2.6 trillion and $1.7 trillion market values of the Bloomberg USD HY Corporate Index and the Morningstar LSTA Leveraged Loan Index, respectively.
•
Increasing Financial Sponsor Activity, as Indicated by Amount of Private Equity Capital Raised and “Dry Powder” Available for Investment. Private equity fundraising has increased considerably since the most recent low in 2010 and, as of December 31, 2024, private equity dry powder was at its highest level since the great financial crisis, with, according to Preqin data as of December 2024, over $1.0 trillion of committed buyout private equity capital available to fund new leveraged buyout (“LBO”) transactions (including global buyout fundraising). We expect this substantial pool of investment capital to drive strong levels of sponsor-led buyout activity, which, in turn, will fuel demand for private credit, including senior secured debt.

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
•
Increase in Size and Frequency of Private Market Transactions. Private credit demand has continued to broaden as a source of financing for LBO and non-LBO transactions. According to LCD, 198 LBO and 645 non-LBO transactions were financed by private credit compared to 39 LBO and 492 non-LBO transactions by broadly-syndicated loans in the first nine months of 2024.
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

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high-net-worth individuals, among others. The firm is headquartered in New York and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $3.1 trillion in firmwide assets under supervision as of December 31, 2024, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, the Goldman Sachs Asset Management Private Credit Team and its predecessors have invested over $209 billion, leveraging the Goldman Sachs Asset Management Private Credit Team’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. The Goldman Sachs Asset Management Private Credit Team invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

We believe our competitive advantages and strengths include: (i) alignment of interest between the Company and the Goldman Sachs private credit platform through side by side investments alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs, (ii) the Goldman Sachs Asset Management Private Credit Team’s embeddedness within Goldman Sachs, given the associated relationship, sourcing and expertise advantages, (iii) the Goldman Sachs Asset Management Private Credit Team’s experience and breadth as an investor, (iv) the Goldman Sachs Asset Management Private Credit Team’s experienced team and history of investment performance and (v) the Goldman Sachs Asset Management Private Credit Team’s depth, breadth and duration of relationships with financial sponsors, companies, borrowers and other industry participants. For a further discussion of our competitive strengths, see “— Competition.”

Operating and Regulatory Structure

We have elected to be treated as a BDC under the Investment Company Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the rules of the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets are not listed on a national securities exchange and therefore are eligible portfolio companies. In addition, we currently are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). See “—Qualifying Assets.”

We have elected to be treated as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2023, and we expect to qualify for tax treatment as a RIC annually thereafter. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends if we meet certain source of income, distribution and asset diversification requirements. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

While we expect to use the industry information of GSAM’s investments professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies, we do not seek to compete primarily based on the interest rates we offer, and GSAM believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our peers based on our reputation in the market, our existing investment platform, the seasoned investment professionals of our Investment Adviser, our experience and focus on directly originated senior secured corporate credit, our disciplined investment philosophy, its extensive industry focus and relationships and our flexible transaction structuring.

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

Our Administrator

Pursuant to our Amended and Restated Administration Agreement, dated January 26, 2023 (the “Administration Agreement”), State Street Bank and Trust Company (the “Administrator”) is responsible for providing various accounting and administrative services to us. Our Administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

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

Management Services

Pursuant to the terms of the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of the Board of Directors, manages the Company’s day-to-day investment related operations and provides investment management services to us. The Company pays the Investment Adviser a fee for its services under the Investment Management Agreement consisting of two components: the Management Fee (as defined below) and the Incentive Fee (as defined below).

Subject to compliance with applicable law and published SEC guidance, nothing contained in the Investment Management Agreement in any way precludes, restricts or limits the activities of our Investment Adviser or any of its respective subsidiaries or affiliated parties. The Investment Adviser may also manage other investment funds and accounts that have investment programs that are similar to ours. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure — Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.”

Management Fee

Pursuant to the Investment Management Agreement, the Company pays to the Investment Adviser a Management Fee as follows:

The Management Fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Management Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with U.S. generally accepted accounting principles (“GAAP”). The Investment Adviser waived the Management Fee for the first two fiscal quarters of our operations. The waiver of the Management Fee ended on September 30, 2023. The Investment Adviser waives a portion of its Management Fee payable by the Company in an amount equal to the management fee it earns as an investment adviser for any affiliated money market funds in which the Company invests.

For the year ended December 31, 2024, Management Fees amounted to $40.31 million and the Investment Adviser voluntarily agreed to waive $10.86 million. As of December 31, 2024, $5.07 million remained payable. For the year ended December 31, 2023, Management Fees amounted to $8.06 million and the Investment Adviser contractually waived $3.72 million.

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

For the year ended December 31, 2024, Incentive Fees based on income amounted to $41.00 million and the Investment Adviser voluntarily waived $13.93 million. As of December 31, 2024, $7.04 million remained payable. For the year ended December 31, 2023, Incentive Fees based on income amounted to $7.34 million and the Investment Adviser contractually waived $3.09 million.

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

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Investment Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Management Agreement be in excess of the amount permitted by the Advisers Act (as defined below), including Section 205 thereof.

The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.

For the year ended December 31, 2024, we accrued an Incentive Fees based on capital gains under GAAP of ($0.49) million, which was not realized. For the year ended December 31, 2023, we accrued an Incentive Fees based on capital gains under GAAP of $0.49 million, which was not realized.

For the year ended December 31, 2024, we paid our Investment Adviser a total of $53.18 million in fees, which consisted of $28.89 million in Management Fees, $24.29 million in Incentive Fees based on income and $0 in Incentive Fees based on capital gains. For the year ended December 31, 2023, we paid our Investment Adviser a total of $1.26 million in fees, which consisted of $1.26 million in Management Fees, $0 in Incentive Fees based on income and $0 in Incentive Fees based on capital gains.

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

Expenses

Our Investment Adviser pays all costs incurred by it in connection with the performance of its duties under the Investment Management Agreement. Our Investment Adviser pays the compensation and expenses of all its personnel and makes available, without expense to us, the services of such of its partners, officers and employees as may duly be elected as our officers or directors, subject to their individual consent to serve and to any limitations imposed by law. Our Investment Adviser is not required to pay any of our expenses other than those specifically allocated to it, including as set forth below. In particular, but without limiting the generality of the foregoing, our Investment Adviser is not required to pay: (i) organization and offering expenses associated with our securities, (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company's systems and those of participating intermediaries, reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Company's Transfer Agent (as defined below), fees to attend retail seminars sponsored by participating intermediaries, if any, and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors, but excluding the stockholder servicing fee); (ii) fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments; (iii) interest payable on debt, if any, incurred to finance our investments; (iv) fees and expenses incurred by us in connection with membership in investment company organizations; (v) brokers’ commissions;(vi) fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm); (vii) legal, auditing or accounting expenses; (viii) taxes or governmental fees; (ix) the fees and expenses of our Administrator, Transfer Agent or sub-transfer agent; (x) the cost of preparing share certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of our Shares; (xi) the expenses of and fees for registering or qualifying our Shares for sale and of maintaining our federal and/or state registration or exemptions, and registering us as a broker or a dealer, as applicable; (xii) the fees and expenses of our Directors (as defined below) who are not affiliated with our Investment Adviser; (xiii) the cost of preparing and distributing reports, proxy statements and notices to our stockholders, the SEC and other regulatory authorities; (xiv) costs of holding stockholder meetings; (xv) the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our certificate of incorporation or bylaws insofar as they govern agreements with any such custodian; (xvi) insurance premiums; or (xvii) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support and Conditional Reimbursement Agreement, dated as of March 20, 2023 with the Investment Adviser pursuant to which the Investment Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of our interest expense or distribution and/or stockholder servicing fees. Any Expense Payment must be paid by the Investment Adviser to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Investment Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the our stockholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to the Investment Adviser until such time as all Expense Payments made to us by the Investment Adviser within three years prior to the last business day of such calendar month have been reimbursed. Any payments we are required to be made will be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company income and (ii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (ii) are not included under clause (i) above).

Our obligation to make a Reimbursement Payment will automatically become our liability on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month.

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

GS & Co. serves as our transfer agent, distribution paying agent and registrar (the “Transfer Agent”) pursuant to a transfer agency agreement, dated as of March 20, 2023 (the “Transfer Agency Agreement”). The principal business address of GS & Co. is 200 West Street, New York, NY 10282. Pursuant to the Transfer Agency Agreement, the Transfer Agent will: (i) record the issuance, transfer and repurchase of shares of our common stock and preferred stock; (ii) provide purchase and repurchase confirmations, as well as certain other statements; (iii) provide dividend crediting and certain disbursing agent services; (iv) maintain stockholder accounts; and (v) render certain other miscellaneous services. Under the terms of the Transfer Agency Agreement, we will indemnify and hold harmless the Transfer Agent, its affiliates and any agent under certain circumstances and to the extent permitted by the Investment Company Act. We compensate the Transfer Agent at an annual rate of 0.05% of our average NAV at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, our NAV as of such quarter-end) for serving as our transfer agent. As our transfer agent and dividend disbursing agent, GS & Co. expects to engage a third party to assist in certain related functions. The Transfer Agency Agreement provides that we generally bear all expenses incurred by the Transfer Agent or us in connection with the performance of the Transfer Agent’s duties pursuant to the Transfer Agency Agreement (including any costs associated with engaging such third parties). The amount of such expenses that will be borne by us is capped at the quarterly fee payable under the Transfer Agency Agreement and will reduce the fee otherwise owed for such quarter on a dollar-for-dollar basis.

Administration Agreement

We have entered into our Amended and Restated Administration Agreement with the Administrator. Pursuant to the Administration Agreement, our Administrator will be responsible for providing various accounting and administrative services to us. The Administration Agreement provides that the Administrator is not liable to us for any damages or other losses arising out of the performance of its services thereunder, except under certain circumstances, and contains provisions for the indemnification of the Administrator by us against liabilities to other parties arising in connection with the performance of its services to us. We pay the Administrator fees for its services as we determine are commercially reasonable in our sole discretion. We also reimburse the Administrator for all reasonable expenses. To the extent that our Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. We are not obligated to retain our Administrator. The Administration Agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party. The terms of any administration agreement that we may enter with any subsequent administrator may differ materially from the terms of the Administration Agreement with our Administrator in effect prior to such retention, including providing for a fee structure that results in us, directly or indirectly, bearing higher fees for similar services and other terms that are potentially less advantageous to us. Our stockholders will not be entitled to receive prior notice of the engagement of an alternate administrator or of the terms of any agreement that is entered into with such administrator.

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

(b)

is not an investment company (other than a small business investment company (“SBIC”) wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

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

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “—Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150%, immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements. Our Board and Initial Member approved the application of the 150% asset coverage ratio to us in accordance with the requirements of the Investment Company Act. While the leverage we employ may be greater or less than these levels from time to time, we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us” and “—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

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

Proxy Voting Policies and Procedures

We have delegated the voting of portfolio securities to our Investment Adviser. For client accounts for which our Investment Adviser has voting discretion, our Investment Adviser has adopted policies and procedures (the “Proxy Voting Policy”) for the voting of proxies. Under the Proxy Voting Policy, our Investment Adviser’s guiding principles in performing proxy voting are to make decisions that favor proposals that tend to maximize a company’s stockholder value and are not influenced by conflicts of interest. To implement these guiding principles for investments in publicly traded equities, our Investment Adviser has developed customized proxy voting guidelines (the “Guidelines”) that it generally applies when voting on behalf of client accounts. These Guidelines address a wide variety of individual topics, including, among other matters, stockholder voting rights, anti-takeover defenses, board structures, the election of directors, executive and director compensation, reorganizations, mergers, issues of corporate social responsibility and various stockholder proposals.

The Proxy Voting Policy, including the Guidelines, is reviewed periodically to assure that it continues to be consistent with our Investment Adviser’s guiding principles. The Guidelines embody the positions and factors our Investment Adviser generally considers important in casting proxy votes.

Our Investment Adviser has retained a third-party proxy voting service (the “Proxy Service”), currently Institutional Shareholder Services, to assist in the implementation and administration of certain proxy voting-related functions including operational, recordkeeping, and reporting services. The Proxy Service also prepares a written analysis and recommendation (a “Recommendation”) of each proxy vote that reflects the Proxy Service’s application of the Guidelines to particular proxy issues. While it is our Investment Adviser’s policy generally to follow the Guidelines and Recommendations from the Proxy Service, our Investment Adviser’s portfolio management teams may, on certain proxy votes, seek approval to diverge from the Guidelines or a Recommendation by following an “override” process. Such decisions are subject to a review and approval process, including a determination that the decision is not influenced by any conflict of interest. A portfolio management team that receives approval through the override process to cast a proxy vote that diverges from the Guidelines and/or a Recommendation may vote differently than other portfolio management teams that did not seek to override the vote. In forming their views on particular matters, the portfolio management teams are also permitted to consider applicable regional rules and practices, including codes of conduct and other guides, regarding proxy voting, in addition to the Guidelines and Recommendations. Our Investment Adviser may hire other service providers to replace or supplement the Proxy Service with respect to any of the services our Investment Adviser currently receives from the Proxy Service.

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

Our Investment Adviser conducts periodic due diligence meetings with the Proxy Service which include a review of the Proxy Service’s general organizational structure, new developments with respect to research and technology, work-flow improvements and internal due diligence with respect to conflicts of interest.

Our Investment Adviser has adopted policies and procedures designed to prevent conflicts of interest from influencing the proxy voting decisions that our Investment Adviser makes on behalf of a client account and to help assure that such decisions are made in accordance with our Investment Adviser’s fiduciary obligations to its clients. These policies and procedures include our Investment Adviser’s use of the Guidelines and Recommendations from the Proxy Service, the override approval process previously discussed, and the establishment of information barriers between our Investment Adviser and other Goldman Sachs’ businesses. Notwithstanding such proxy voting policies and procedures, actual proxy voting decisions of our Investment Adviser may have the effect of benefitting the interest of other clients or businesses of other divisions or units of Goldman Sachs and/or its affiliates; provided that our Investment Adviser believes such voting decisions to be in accordance with its fiduciary obligations.

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for our officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A. Risk Factors—Risks Relating to Our Operations—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

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

Compliance with the Bank Holding Company Act

As BHC and FHC, the activities of GS Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956 (“BHCA”) and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.”

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
•
Political, social and economic uncertainties may create and exacerbate risks.
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
•
We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•
We are a new company and have a limited operating history.
•
Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest
•
Goldman Sachs’ financial and other interests may incentivize our Investment Adviser to favor other Accounts.
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
•
Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•
Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.
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
•
Our Shares are subject to significant transfer restrictions, and an investment in our Shares generally will be illiquid. To the extent an investor is able to sell its Shares, such investor may not be able to recover the amount of its investment in our Shares.
•
Certain provisions of our certificate of incorporation and bylaws and the Delaware General Corporation Law (“DGCL”), as well as other aspects of our structure, could deter takeover attempts and have an adverse impact on the price of our common stock.
•
Investors may face various tax risks and consequences as a result of their investment in us.

•
To the extent original issue discount (“OID”) and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Risks Relating to Market Developments and General Business Environment

The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, over the past few years, the U.S. capital markets experienced disruption as evidenced by volatility in global stock markets as a result of, among other things: social and political tensions in the United States and around the world; wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East); natural disasters such as fires, floods, earthquakes, tornadoes and hurricanes; global health epidemics, pandemics and emergencies; terrorism; social unrest; fluctuations in interest rates; strikes, work stoppages, labor shortages and labor disputes; supply chain disruptions and accidents; and the fluctuating price of commodities, such as oil. Despite remedial actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and may continue into the future. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments and cause our net asset value to decline. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of market disruptions and measures taken in response thereto. Any public health emergency, including an outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity, have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, disruptions in economic activity have had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. In addition, market conditions, including inflation, have adversely impacted, and could in the future have further negative impacts on the operations of certain of our portfolio companies. If the financial results of middle-market companies, like those in which we invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Further deterioration in market conditions may further depress the outlook for those companies. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Political, social and economic uncertainties may create and exacerbate risks.

Political, social, economic and other conditions and events in the United States, the United Kingdom, the European Union, Russia, the Middle East and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

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

Other adverse developments may occur or reoccur, including: (i) the decline in value and performance of us and our portfolio companies; (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments; (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all; (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act; (v) our ability to maintain our distributions at their current level or to pay them at all; or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. The U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, the uncertain interest rate environment, Russia’s military invasion of Ukraine and conflict in the Middle East, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities, including those related to trade policies, treaties or tariffs, could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the new presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase, or may not decrease at the pace expected by the market, and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

These events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Although we have elected to be treated as a RIC and we expect to qualify for tax treatment as a RIC annually, we cannot assure stockholders that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and quarterly-asset diversification requirements described below.

•
The annual distribution requirement for a RIC will generally be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year (the “Annual Distribution Requirement”). Because we use debt financing, we are subject to an asset coverage ratio requirement under the Investment Company Act, and we are subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to maintain our qualification for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).
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

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. See “Item 1. Business—Compliance with the Sarbanes-Oxley Act.” We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred, and expect to continue to incur significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being subject to these reporting requirements.

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

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, we are required to report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we would be adversely affected.

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

Over the last several years, there also has been regulatory attention on the extension of credit outside of the traditional banking sector, including the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

The U.S. Congress has considered a proposal that would have, if enacted, had a significant adverse impact on individual retirement account (“IRA”) investors, including potentially terminating the IRA status of an IRA that acquires or holds an investment in certain private investment funds (including the Company), subjecting all of the investments in the IRA to significant taxes and subjecting the IRA’s owner to significant penalties. Other proposed legislation would have, if enacted, limited contributions by or on behalf of a high-income taxpayer to an IRA if the aggregate account balance in all applicable retirement plans (as defined in the proposal) maintained by or on behalf of the taxpayer exceeded a threshold dollar amount. These proposals were not ultimately included in legislation passed by the United States House of Representatives. Nonetheless, it is possible that either or both of these proposals (or other proposals that would adversely impact IRA investors) could be enacted as part of future tax reform legislative efforts.

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

The CFTC and the SEC have issued final rules establishing that most swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act, as amended, and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the Goldman Sachs Asset Management Private Credit Team, together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Private Credit Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure stockholders that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Risks Relating to Our Business and Structure—Our Investment Adviser can resign on 120 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

We do not seek to compete primarily based on the interest rates we offer, and the Investment Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we believe our competitive strengths include: (i) the positioning of the Goldman Sachs Asset Management Private Credit Team within Goldman Sachs, given its associated relationship, sourcing and expertise advantages; (ii) the Goldman Sachs Asset Management Private Credit Team’s experience and breadth as an investor; (iii) the Goldman Sachs Asset Management Private Credit Team’s experienced team and history of investment performance; (iv) the Goldman Sachs Asset Management Private Credit Team’s depth, breadth and duration of relationships with financial sponsors, companies, borrowers and other industry participants; and (v) the alignment of interest between the Company and the Goldman Sachs private credit platform through side-by-side investments alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For a further discussion of our competitive strengths , see “Item 1. Business—Competitive Advantages.”

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

Risks Relating to Our Operations

We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

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
•
outages due to issues experienced by specific service providers; and/or
•
cyber incidents.

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

Cybersecurity risks and cyber incidents have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency and sophistication in the future. A cyber incident can be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or our portfolio companies’ information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, malware or through “phishing” attempts or other forms of social engineering. Attacks can also involve ransomware, data exfiltration and publication or other forms of extortion. Cyber incidents originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other parties. The occurrence of a cyber incident against us, any of our portfolio companies, or against a third-party (including a service provider) that has access to our data or networks, a natural catastrophe, a disaster, an industrial accident, failure of our disaster recovery systems, consequential employee or service provider error, or outage or disruption of our or our third-party networks or software that we rely on, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We and our portfolio companies depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems, networks, and data, like those of other companies, could be subject to cyber incidents and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third-party service providers with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects the confidentiality, integrity, availability and security of our data, resulting in increased costs and other consequences as described above.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work could heighten these and other operational risks as certain aspects of the availability and security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard or update their systems and prevent cyber incidents or other outages could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.

Goldman Sachs and its third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our business strategy, financial results, operations or confidential information will not be negatively impacted by such an incident.

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators, individuals and the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the public disclosure of certain cybersecurity breaches. On May 16, 2024, the SEC also adopted amendments to Regulation S-P, which, among other things, requires investment companies (including business development companies) to develop, implement and maintain written incident response plans and timely notify individuals about certain cybersecurity incidents. The amendments come into effect in December 2025. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2023. To maintain our qualification for tax treatment as a RIC, among other requirements, we are required to timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments. We expect to use debt financing and issue additional securities to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common stockholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt and dividends on preferred stock that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings due to the rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Additionally, we will be able to incur additional leverage if we are able to obtain exemptive relief from the SEC to exclude the debt of any SBIC subsidiary we may form in the future from the leverage requirements otherwise applicable to BDCs. We have not yet applied to the Small Business Administration for approval to form a SBIC and may decide not to do so. We can offer no assurances as to whether or when we may form a SBIC subsidiary.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholders (1)	(19.85)%	(11.74)%	(3.63)%	4.47%	12.58%

(1)
Based on (i) $7,954.25 million in total assets as of December 31, 2024, (ii) $2,576.89 million in outstanding indebtedness as of December 31, 2024, (iii) $4,905.70 million in net assets as of December 31, 2024, and (iv) annualized average interest rate on our indebtedness, as of December 31, 2024, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.92%.

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

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, various constituencies have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion practices increasing. If the Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities.

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

There may be evidence of global climate change. Climate change creates physical and financial risk, and we and our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of our portfolio companies through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies operate in industries that have been, or may be impacted by changes in inflation rates. The U.S. inflation rate remains above historical levels over the past several decades. Inflationary pressures in the past few years increased the costs of labor, energy and raw materials and adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or may be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

The United States and other developed economies have experienced higher-than-normal inflation rates in the past few years, but it remains uncertain whether elevated inflation will continue or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation, such as increases to short-term interest rates by central banks, including the Federal Reserve, often have negative effects on the level of economic activity and may increase the risk that the economy enters a recession. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

We are exposed to risks associated with changes in interest rates.

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), SONIA (as defined below), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital.

Because we intend to borrow money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2024, our investments and our Revolving Credit Facilities (as defined below) are indexed to SOFR or to alternative risk-free reference rates. We expect that going forward, our new USD-denominated investments and any new revolving credit facilities will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark.

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

In addition, the Federal Reserve decreased the federal funds rate twice in 2024. The rate and timing of further rate decreases remain unknown. In addition, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Uncertainty surrounding future Federal Reserve actions and changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such changing interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

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

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by the Investment Adviser, as the valuation designee (the “Valuation Designee”) . As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of our assets, subject to the oversight of the Board, in accordance with Rule 2a-5 under the Investment Company Act. As the Valuation Designee, the Investment Adviser utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) engaged by us in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest because our Investment Adviser is receiving a performance-based Incentive Fee.

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

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

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

For example, as of December 31, 2024, Software represented 14.2% of our portfolio at fair value. Our investments in Software are subject to a variety of risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

Subject to applicable provisions of the Investment Company Act, the regulations promulgated thereunder, and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may involve counter-party credit risk. To the extent we have non-U.S. investments, particularly non-USD-denominated investments, our hedging costs will increase.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is generally not eligible to be distributed to non-U.S. stockholders free from U.S. federal withholding tax. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could impair the effectiveness of that strategy. See also “—Risks Relating to Our Investments—We are exposed to risks associated with changes in interest rates.”

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

We have adopted the DRIP, pursuant to which we will automatically reinvest all cash dividends declared by the Board on behalf of our stockholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution. Stockholders that opt out of our DRIP may experience dilution in their ownership percentage of our common stock over time. See “Item 1. Business—Distribution Reinvestment Plan” for a description of our distribution policy and obligations.

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

If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax rules, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC. We will be subject to a 4% nondeductible federal excise tax on certain undistributed income for a calendar year unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains). Finally, if more stockholders opt to receive cash distributions rather than participate in our DRIP, we may be forced to liquidate some of our investments and raise cash in order to make cash distribution payments.

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

We expect to be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of shares of our common stock being held by at least 500 persons at all times during a taxable year. However, we cannot assure stockholders that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions of a U.S. stockholder that is an individual, trust or estate are disallowed for tax years beginning before January 1, 2026 and thereafter generally are (i) deductible by such U.S. stockholders only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, (ii) not deductible for purposes of the alternative minimum tax and (iii) subject to the overall limitation on itemized deductions under the Code. In addition, if we are not treated as a publicly offered regulated investment company, we will be subject to limitations on the deductibility of certain “preferential dividends” that are distributed to stockholders on a non-pro rata basis.

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

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DIVIDEND INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S. SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF OUR COMMON STOCK OR PREFERRED STOCK HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM CAPITAL GAIN. BECAUSE OUR COMMON STOCK WILL BE SUBJECT TO SIGNIFICANT TRANSFER RESTRICTIONS, AND AN INVESTMENT IN OUR COMMON STOCK WILL GENERALLY BE ILLIQUID, NON-U.S. STOCKHOLDERS WHOSE DISTRIBUTIONS ON OUR COMMON STOCK ARE SUBJECT TO WITHHOLDING OF U.S. FEDERAL INCOME TAX MAY NOT BE ABLE TO TRANSFER THEIR SHARES OF OUR COMMON STOCK EASILY OR QUICKLY OR AT ALL.

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
•
Mobile security, through the use of mobile applications;
•
Data security, including cryptography and encryption, database security, data erasure and media disposal;
•
Cloud computing, including governance and security of cloud applications, and software-as-a-service data;
•
Onboarding protocols;
•
Technology operations, including change management, incident management, capacity and resilience; and
•
Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency diligence in vendor assessments.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for our common stock, and we do not expect one to develop in the future.

Stockholders

Prior to the Initial Issuance Date, the Initial Member, an affiliate of our Investment Adviser, was the sole owner of our membership interests, which were acquired for an initial capital contribution of one thousand dollars. We cancelled the Initial Member’s interest in us on the Initial Issuance Date. Concurrent with the cancellation, investors (other than the Initial Member) made their initial capital contribution to purchase Shares.

As of March 4, 2025, there were approximately 7,633 holders of record of our common stock. Holders of record exclude March 1, 2025 subscriptions since the issuance price for such shares has not been finalized at this time.

Sales of Unregistered Securities

The following table summarizes the total shares issued and proceeds received related to subscriptions:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2024
Class I Common Stock
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
April 1, 2024	9,027,996	228.59
May 1, 2024	9,154,226	231.69
June 1, 2024	10,422,835	263.70
July 1, 2024	9,092,364	230.13
August 1, 2024	11,342,035	287.07
September 1, 2024	13,089,896	331.04
October 1, 2024	12,653,161	320.00
November 1, 2024	12,381,902	312.64
December 1, 2024	14,755,235	372.57
Total	129,127,517	3,262.99
For the Year Ended December 31, 2023
April 6, 2023	10,081,173	$252.03
May 1, 2023	3,019,897	75.89
June 1, 2023	5,708,842	143.58
July 1, 2023	7,434,246	187.49
August 1, 2023	9,176,536	231.53
September 1, 2023	7,062,817	177.98
October 1, 2023	5,449,648	137.49
November 1, 2023	6,652,004	167.30
December 1, 2023	7,592,831	191.11
Total	62,177,994	1,564.40
Series A Cumulative Preferred Stock (1)
April 6, 2023	515	$0.52
Total	515	$0.52

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

Distributions

We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2023. We intend to continue to pay monthly distributions to our stockholders out of assets legally available for distribution. Future monthly distributions, if any, will be determined by our Board of Directors. All future distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such distributions in future periods.

Please refer to “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 Significant Accounting Policies—Distributions” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains. See also “Item 1A. Risks Factors—Risks Relating to Our Securities—We may not be able to pay distributions to holders of our common stock or preferred stock, our distributions to holders of our common stock or preferred stock may not grow over time and a portion of our distributions to holders of our common stock or preferred stock may be a return of capital for U.S. federal income tax purposes.”

Unless our stockholders elect to receive their distributions in cash, we intend to make such distributions in additional shares of our common stock under our DRIP. See “Item 1. Business—Distribution Reinvestment Plan.”

The following table summarizes the distributions declared on our common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Year Ended December 31, 2024
November 1, 2023	January 31, 2024	February 29, 2024	$0.21		284,014
February 27, 2024	February 29, 2024	March 28, 2024	$0.21		303,114
February 27, 2024	March 28, 2024	April 26, 2024	$0.21		328,736
February 27, 2024	April 30, 2024	May 28, 2024	$0.21		358,447
May 1, 2024	May 31, 2024	June 26, 2024	$0.21		396,199
May 1, 2024	June 28, 2024	July 26, 2024	$0.21		421,156
May 1, 2024	July 31, 2024	August 27, 2024	$0.21		440,968
August 8, 2024	August 30, 2024	October 4, 2024	$0.21		481,425
August 8, 2024	September 30, 2024	October 28, 2024	$0.21		481,001
August 8, 2024	October 31, 2024	November 29, 2024	$0.21	(1)	502,832
November 7, 2024	November 29, 2024	January 6, 2025	$0.21		573,398
November 7, 2024	December 31, 2024	January 28, 2025	$0.21		644,775
For the Year Ended December 31, 2023
April 26, 2023	April 28, 2023	May 30, 2023	$0.17		26,481
May 3, 2023	May 31, 2023	June 28, 2023	$0.21		40,267
May 3, 2023	June 30, 2023	July 28, 2023	$0.21		62,222
May 3, 2023	July 31, 2023	August 29, 2023	$0.21		93,814
August 2, 2023	August 31, 2023	September 28, 2023	$0.21		141,357
August 2, 2023	September 29, 2023	October 30, 2023	$0.21		174,596
August 2, 2023	October 31, 2023	November 29, 2023	$0.21		194,766
November 1, 2023	November 30, 2023	December 28, 2023	$0.21		228,739
November 1, 2023	December 29, 2023	January 30, 2024	$0.21		248,712

(1)
$0.03 is considered capital gain distribution.

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

Under the share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares pursuant to tender offers using a purchase price equal to the NAV per share using a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be subject to the Early Repurchase Deduction of 2% of the aggregate NAV of the Shares repurchased. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date and does not include shares received under our DRIP. The Early Repurchase

Deduction may be waived by us in the case of repurchase requests arising from the death, divorce, or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining stockholders.

The following table presents the share repurchases completed during the year ended December 31, 2024:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
February 16, 2024	March 15, 2024	5.0%	$25.32	$0.39	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	12.99	513,509
August 26, 2024	September 23, 2024	5.0%	$25.29	27.09	1,072,190
November 25, 2024	December 23, 2024	5.0%	$25.22	25.56	1,014,365
Total				$66.03	2,615,615

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

There were no repurchases of the Shares for the year ended December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Private Credit Corp., Goldman Sachs Private Credit Corp. together with its consolidated subsidiaries, or, for the periods prior to our conversion from a Delaware limited liability company to a Delaware corporation, Goldman Sachs Private Credit Fund LLC, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to GS Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through December 31, 2024, we have originated approximately $7.85 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

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

We primarily hold directly originated, first lien senior secured, floating rate debt of companies located primarily in the United States and, to a lesser extent, in non-U.S. jurisdictions. We may also invest, to a lesser extent, in second lien loans, unsecured, subordinated or payment-in-kind (“PIK”) debt and equity and equity-like instruments. We also invest a portion of our portfolio in more liquid investments (“Liquid Investments”), such as broadly syndicated loans and other fixed-income securities, to provide the portfolio with additional liquidity.

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

With respect to the expenses of the private offering of Shares, the Investment Adviser has agreed to advance all of our organization, offering and other operating expenses on our behalf through the date on which we broke escrow for the private offering of the Shares. Pursuant to the expense support and conditional reimbursement agreement, dated as of March 20, 2023 (the “Expense Support and Conditional Reimbursement Agreement”) with the Investment Adviser, the Investment Adviser may elect to pay certain of our expenses on our behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or stockholder servicing fees of the Company. We may reimburse the Investment Adviser for such advanced expenses only if certain conditions are met. See Note 3 “Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements included in this report. Any reimbursements will not exceed actual expenses incurred by the Investment Adviser and its affiliates.

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

Leverage

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements. Our board of directors (the “Board of Directors” or the “Board”) and the Initial Member approved the application of the 150% asset coverage ratio to us in accordance with the requirements of the Investment Company Act. While the leverage we employ may be greater or less than these levels from time to time, we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed not to be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective”.

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

Our leverage may take the form of revolving or term loans from financial institutions, such as the Truist Revolving Credit Facility (as defined below), the BNPP Revolving Credit Facility (as defined below), and the MS Revolving Credit Facility (as defined below, and together with the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility, collectively, the “Revolving Credit Facilities”), debt securities, such as secured or unsecured bonds, securitization of portions of our investment portfolio, preferred shares and/or reverse repurchase agreements (including short term participations or pledges of our directly originated debt positions). The Revolving Credit Facilities and other leverage techniques described herein allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage.” The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$7,014.26	$7,006.80	$1,596.14	$1,601.42
First Lien/Last-Out Unitranche	263.35	261.65	166.48	166.68
Second Lien/Senior Secured Debt	—	—	20.02	20.02
Preferred Stock	3.10	—	—	—
Common Stock	5.21	5.37	—	—
Total investments	$7,285.92	$7,273.82	$1,782.64	$1,788.12

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.4%	9.4%	12.0%	11.9%
First Lien/Last-Out Unitranche(2)(3)	11.0%	11.1%	12.3%	12.2%
Second Lien/Senior Secured Debt(2)	—	—	14.6%	14.6%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Total Portfolio	9.5%	9.5%	12.0%	12.0%

(1)
The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value. This calculation excludes investments that are unsettled as of period-end as the interest rate associated with the investment is not known prior to the settlement date.
(3)
The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.

As of December 31, 2024, the total portfolio weighted average yield measured at amortized cost and fair value was 9.5% and 9.5%, as compared to 12.0% and 12.0% as of December 31, 2023. The decrease in total portfolio weighted average yield at amortized cost and fair value, within First Lien/Senior Secured Debt weighted average yield at amortized cost and fair value, and within First Lien/Last-Out Unitranche weighted average yield at amortized cost and fair value, was due to a decline in interest rates.

The weighted average yield of our Liquid Investments as of December 31, 2024 and December 31, 2023 was 7.5% and 9.4% at amortized cost and 7.5% and 9.2% at fair value. The decrease in weighted average yield at amortized cost and fair value was due to a decline in interest rates.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2024		December 31, 2023
Number of portfolio companies in which we have Private Credit Investments	96		45
Number of Liquid Investments	174		124
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average loan-to-value (“LTV”)(3)		40.4%		40.0%
Weighted average leverage (net debt/EBITDA)(4)	5.7	x	5.5	x
Weighted average interest coverage(4)	2.0	x	1.6	x
Median EBITDA(4)	$98.65 million		$106.60 million

(1)
Measured on a fair value basis. This excludes investments, if any, placed on non-accrual status.
(2)
Includes income producing preferred stock investments, if applicable.
(3)
Includes all Private Credit Investments for which fair value is determined by the Investment Adviser, as the valuation designee (the “Valuation Designee”) designated by the Board of Directors, pursuant to Rule 2a-5 under the Investment Company Act. Figures are derived from the financial statements most recently validated by the Investment Adviser. LTV is calculated as net debt through each respective loan tranche divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable private debt investments.
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

As of December 31, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 11.8% and 26.9% of total Private Credit Investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	December 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	7,273.82	100.0	1,766.57	98.8
Grade 3	—	—	—	—
Grade 4	—	—	21.55	1.2
Total Investments	$7,273.82	100.0%	$1,788.12	100.0%

The decrease in investments with Grade 4 investment performance ratings was primarily driven by an investment with a fair value of $21.55 million being upgraded to a Grade 2 investment performance rating due to restructuring.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$7,285.92	100.0%	$1,755.74	98.5%
Non-accrual	—	—	26.90	1.5
Total Investments	$7,285.92	100.0%	$1,782.64	100.0%

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

The following table shows our investment activity by investment type of our Private Credit Investments(1):

	For the Year Ended December 31,
	2024	2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$5,715.91	$1,760.51
First Lien/Last-Out Unitranche	83.63	257.73
Second Lien/Senior Secured Debt	—	24.55
Common Stock	5.21	—
Total	$5,804.75	$2,042.79
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$520.65	$6.25
Second Lien/Senior Secured Debt	22.53	—
Total	$543.18	$6.25
Net increase in portfolio	$5,261.57	$2,036.54
Number of new portfolio companies with new investment commitments	57	45
Total new investment commitment amount in new portfolio companies	$5,383.14	$2,042.79
Average new investment commitment amount in new portfolio companies	$94.44	$45.40
Number of existing portfolio companies with new investment commitments	14	—
Total new investment commitment amount in existing portfolio companies	$421.61	$—
Weighted average remaining term for new investment commitments (in years)(2)	5.5	5.5
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.2%	12.3%
Weighted average yield on new investment commitments(5)	10.2%	12.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.2%	11.8%
Weighted average yield on investments sold or repaid(7)	10.2%	11.8%

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
(4)
Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are on non-accrual status. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(5)
Computed based on (a) the annual actual interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(6)
Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are on non-accrual status.
(7)
Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the year ended December 31, 2024 and for the year ended December 31, 2023 was $1,422.69 million and $135.01 million. The fair value of Liquid Investments (excluding investments in money market funds, if any) was $1,554.35 million, or 21.4% of our portfolio as of December 31, 2024. The fair value of Liquid Investments (excluding investments in money market funds, if any) was $135.49 million, or 7.6% of our portfolio as of December 31, 2023.

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2023 and 2022 can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2023.

Our operating results were as follows:

	For the Year Ended December 31,
	2024	2023
	($ in millions)
Total investment income	$459.49	$83.55
Net expenses	(130.67)	(19.71)
Net investment income	$328.82	$63.84
Net realized gain (loss) on investments	(6.23)	(0.73)
Net realized gain on warehouse transaction	—	2.62
Net unrealized appreciation (depreciation) on investments	(17.58)	5.48
Net realized and unrealized gain (losses) on translations and transactions	16.79	(3.43)
Net realized and unrealized gains	$(7.02)	$3.94
Net increase in net assets from operations	$321.80	$67.78

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Year Ended December 31,
	2024	2023
	($ in millions)
Interest income	$433.48	$78.09
Dividend income	17.10	4.16
Other income	8.91	1.30
Total investment income	$459.49	$83.55

Investment income for the year ended December 31, 2024 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Year Ended December 31,
	2024	2023
	($ in millions)
Interest and other debt expenses	$81.17	$9.96
Management fees	40.31	8.06
Incentive fees based on income	41.00	7.34
Incentive fees based on capital gains	(0.49)	0.49
Professional fees	2.37	1.52
Offering costs	1.63	1.66
Organization costs	—	0.52
Directors’ fees	0.67	0.33
Other general and administrative expenses	6.62	2.05
Total expenses	$173.28	$31.93
Fee waivers	(24.79)	(6.81)
Expense support	(17.82)	(6.92)
Reimbursable expenses previously borne by Investment Adviser	—	1.51
Net Expenses	$130.67	$19.71

In the table above:

•
Interest and other debt expenses increased from $9.96 million for the year ended December 31, 2023 to $81.17 million for the year ended December 31, 2024. The increase was primarily driven by an increase in the weighted average aggregate borrowings outstanding from $125.12 million for the year ended December 31, 2023 to $1,061.82 million for the year ended December 31, 2024.
•
Management Fees increased from $8.06 million for the year ended December 31, 2023 to $40.31 million for the year ended December 31, 2024. The increase was primarily driven by an increase in net assets. The Investment Adviser waived $3.72 million for the year ended December 31, 2023 and $10.86 million for the year ended December 31, 2024.
•
Incentive Fees based on income increased from $7.34 million for the year ended December 31, 2023 to $41.00 million for the year ended December 31, 2024. The increase was primarily driven by the performance of our investment portfolio. The Investment Adviser waived $3.09 million for the year ended December 31, 2023 and $13.93 million for the year ended December 31, 2024.
•
The Investment Adviser elected to pay $17.82 million of certain of our expenses on our behalf for the year ended December 31, 2024. The Investment Adviser agreed to advance all of the organization, offering and other operating expenses on our behalf through the Initial Issuance Date. For the year ended December 31, 2023, the Investment Adviser agreed to advance $0.53 million. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by us. For the year ended December 31, 2023, such expenses amounted to $1.51 million. Additionally, for the year ended December 31, 2023, the Investment Adviser elected to pay $6.40 million of certain of our expenses on our behalf. For additional information, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Year Ended December 31,
	2024	2023
	(in millions)
Ardonagh Midco 3 PLC	$0.36	$—
Ahead DB Holdings, LLC	—	0.04
Albaugh, LLC	(0.02)	(0.11)
Other, net	(0.26)	(0.66)
Virgin Media Bristol, LLC	(0.39)	—
Trader Corporation	(1.92)	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(4.00)	—
Net realized gain (loss)	$(6.23)	$(0.73)

For the year ended December 31, 2024, net realized losses were primarily driven by the restructuring of the first lien debt investment in LCG Vardiman Black, LLC (dba Specialty Dental Brands), which resulted in a realized loss of $4.00 million.

For the year ended December 31, 2023, we had a realized gain of $2.62 million in connection with certain purchase agreements that we entered into with a party unaffiliated with the Investment Adviser (the “Warehouse Transaction”). For additional information on the Warehouse Transaction, see Note 12 “Warehouse Transaction” in our consolidated financial statements.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Year Ended December 31,
	2024	2023
	($ in millions)
Unrealized appreciation	$20.69	$12.38
Unrealized depreciation	(38.27)	(6.90)
Net change in unrealized appreciation (depreciation) on investments	$(17.58)	$5.48

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31,
2024
($ in millions)
Portfolio Company:
ASM Buyer, Inc.	$1.47
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	1.47
Harrington Industrial Plastics, LLC	1.38
Hyland Software, Inc.	1.33
Computer Services, Inc.	1.16
Trader Corporation	(1.52)
Recochem, Inc	(1.78)
Ardonagh Midco 3 PLC	(3.19)
Solar Holdings Bidco Limited (dba SLR Consulting)	(3.79)
Other, net(1)	(4.18)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(9.93)
Total	$(17.58)
(1)
For the year ended December 31, 2024, Other, net includes gross unrealized appreciation of $13.88 million and gross unrealized depreciation of $(18.06) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2024 was primarily driven by the financial underperformance of NCWS Intermediate, Inc. (dba National Carwash Solutions).

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 290% and 741%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

The following table summarizes the securities issued and proceeds related to such issuances:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2024
Class I Common Stock
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
April 1, 2024	9,027,996	228.59
May 1, 2024	9,154,226	231.69
June 1, 2024	10,422,835	263.70
July 1, 2024	9,092,364	230.13
August 1, 2024	11,342,035	287.07
September 1, 2024	13,089,896	331.04
October 1, 2024	12,653,161	320.00
November 1, 2024	12,381,902	312.64
December 1, 2024	14,755,235	372.57
Total	129,127,517	3,262.99
For the Year Ended December 31, 2023
April 6, 2023	10,081,173	$252.03
May 1, 2023	3,019,897	75.89
June 1, 2023	5,708,842	143.58
July 1, 2023	7,434,246	187.49
August 1, 2023	9,176,536	231.53
September 1, 2023	7,062,817	177.98
October 1, 2023	5,449,648	137.49
November 1, 2023	6,652,004	167.30
December 1, 2023	7,592,831	191.11
Total	62,177,994	1,564.40
Series A Cumulative Preferred Stock (1)
April 6, 2023	515	$0.52
Total	515	$0.52

(1)
All of the issued and outstanding shares of Series A Cumulative Preferred Stock were redeemed on September 28, 2023.

Share Repurchase Program

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase in each quarter up to 5% of our Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The following table presents the share repurchases completed during the year ended December 31, 2024:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
February 16, 2024	March 15, 2024	5.0%	$25.32	$0.39	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	12.99	513,509
August 26, 2024	September 23, 2024	5.0%	$25.29	27.09	1,072,190
November 25, 2024	December 23, 2024	5.0%	$25.22	25.56	1,014,365
Total				$66.03	2,615,615

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

We entered into multiple purchase agreements (collectively, as amended, the “Purchase Agreements”) with Macquarie Bank Limited (the “Financing Provider” or “Macquarie”) and an affiliate of the Investment Adviser, pursuant to which we purchased certain investments (the “Portfolio Investments”) from the Financing Provider at the prices determined under the Purchase Agreements. See Note 12 “Warehouse Transaction” in our consolidated financial statements included in this report for additional information.

The following table shows our contractual obligations as of December 31, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$1,161.89	$—	$—	$1,161.89	$—
BNPP Revolving Credit Facility(2)	$700.00	$—	$700.00	$—	$—
MS Revolving Credit Facility(3)	$715.00	$—	$—	$715.00	$—
Short-Term Borrowings	$—	$—	$—	$—	$—

(1)
We may borrow amounts in U.S. Dollars (“USD”) or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $864.00 million, in Euros (“EUR”) of EUR 153.89 million, in Canadian Dollars (“CAD”) of CAD 59.50 million, in Great British Pounds (“GBP”) of GBP 60.50 million and in AUD of AUD 34.50 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $700.00 million.
(3)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $715.00 million.

Truist Revolving Credit Facility

On April 6, 2023, we entered into a revolving credit facility (as amended, the “Truist Revolving Credit Facility”) with Truist Bank, as administrative agent, and the lenders and issuing banks party thereto.

The total commitments under the Truist Revolving Credit Facility are $1,255.00 million, of which $950.00 million is under a multicurrency sub-facility, $215.00 million is under a USD sub-facility and $90.00 million is under a term loan tranche. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,770.00 million. We amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023 and May 23, 2024.

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

For further details, see Note 6 “Debt–Truist Revolving Credit Facility” in our consolidated financial statements included in this report.

BNPP Revolving Credit Facility

On September 28, 2023, GS Private Credit SPV Public I LLC (“SPV Public I”), a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “BNPP Revolving Credit Facility”) with BNP Paribas (“BNPP”), as administrative agent, State Street Bank and Trust Company, as collateral agent, us, as equityholder and investment advisor, and the lenders party thereto. We amended the BNPP Revolving Credit Facility on numerous occasions between May 30, 2024 and October 31, 2024.

The total commitments under the BNPP Revolving Credit Facility are $900 million. The BNPP Revolving Credit Facility also has an accordion provision, subject to the satisfaction of various conditions, which could bring total commitments under the BNPP Revolving Credit Facility to $1,000 million. Proceeds from borrowings under the BNPP Revolving Credit Facility may be used to fund portfolio investments by SPV Public I and to make advances under delayed drawdown collateral assets where SPV Public I is a lender. Any amounts outstanding under the BNPP Revolving Credit Facility must be repaid by November 1, 2027.

Prior to April 30, 2024, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.80% per annum. From April 30, 2024 until October 30, 2024, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.735% per annum. From and after October 31, 2024, advances under the BNPP Revolving Credit Facility bear interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.630% per annum. After the expiration of the reinvestment period on October 31, 2026, the applicable margin on all outstanding advances will increase by 1.00% per annum.

For further details, see Note 6 “Debt–BNPP Revolving Credit Facility” in our consolidated financial statements included in this report.

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street SPV LLC, a wholly-owned subsidiary of the Company (“GSCR Mott Street”), entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. (“MS”), as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as transferor and servicer, and the lenders party thereto, in an initial principal amount of $1,000.00 million (the “Tranche A Advances”). We amended the BNPP Revolving Credit Facility on October 24, 2024 (the “MS Facility First Amendment”).

The MS Facility First Amendment, among other things, created a second tranche of commitments in the amount of $1,000.00 million (the “Tranche B Advances”). The total commitments under the MS Revolving Credit Facility are $2,000.00 million. Proceeds from borrowings under the MS Revolving Credit Facility may be used to, among other things, fund portfolio investments by GSCR Mott Street and to make advances under delayed drawdown collateral assets where GSCR Mott Street is a lender. Any amounts outstanding under the MS Revolving Credit Facility must be repaid by August 9, 2029.

Advances under the MS Revolving Credit Facility initially bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of USD is 3-month Term SOFR) plus an applicable margin of (x) for the Tranche A Advances, 2.35% per annum and (y) for the Tranche B Advances, 2.15% per annum. After the expiration of a three-year reinvestment period, the applicable margin on outstanding advances will be (x) for the Tranche A Advances, 2.85% per annum and (y) for the Tranche B Advances, 2.65% per annum.

For further details, see Note 6 “Debt–MS Revolving Credit Facility” in our consolidated financial statements included in this report.

Short-Term Borrowings

From time to time, we may engage in sale/buy-back agreements, which are a type of secured borrowing, with Macquarie. The amount, interest rate and terms of these agreements will be individually negotiated on a transaction-by-transaction basis. Each transaction (each, a “Short-Term Borrowing”) is intended to finance one of our underlying investments. Under each Short-Term Borrowing, we remain the lender of record of the relevant underlying investment for the duration such transaction but we sell to Macquarie a participation interest in such underlying investment and concurrently enter into an agreement to repurchase from Macquarie the same participation interest at an agreed-upon price (which price includes the interest on such borrowing) at a future date. The future repurchase date will not be later than not to exceed 90 days from the date the participation interest it was sold to Macquarie (unless such 90-day date is mutually extended by the Company and Macquarie).

For further details, see Note 6 “Debt–Short-Term Borrowings” in our consolidated financial statements included in this report.

Series A Preferred Stock

On April 6, 2023, we issued and sold 515 shares of Series A Cumulative Preferred Stock, par value of $0.001 per share (the “Series A Preferred Stock”), at a price of $1,000 per share, resulting in gross proceeds of $0.52 million. We redeemed all of the issued and outstanding shares of Series A Preferred Stock on September 28, 2023.

Distributions, including the payment of dividends and distribution of our assets upon dissolution, liquidation, or winding up, on the Series A Preferred Stock were senior to all other classes and series of our common stock to the extent of the aggregate liquidation preference of the Series A Preferred Stock of $1,000 per share (the “Liquidation Value”) and all accrued but unpaid distributions and any applicable redemption premium on the Series A Preferred Stock. Distributions on each share of the Series A Preferred Stock were payable semiannually on June 30 and December 31 of each year and accrued at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid distribution thereon, from and including the date of issuance to and including the earlier of (1) the date of our liquidation, dissolution, or winding up or (2) the date on which such share of Series A Preferred Stock is redeemed. Such distributions were generally cumulative with the result that all accrued and unpaid distributions would have been required to be fully paid or declared with funds irrevocably set apart for payment for all past distribution periods before any distribution or payment could have been made to holders of outstanding shares of our common stock.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	December 31, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$1,163.03	$311.84
First Lien/Last-Out Unitranche	76.46	91.04
Second Lien/Senior Secured Debt	—	4.55
Total	$1,239.49	$407.43

Warehouse Transaction

We entered into the Warehouse Transaction, whereby we agreed, subject to certain conditions, to purchase the Portfolio Investments from a party unaffiliated with the Investment Adviser. The Warehouse Transaction was designed to assist us in deploying capital upon receipt of subscriptions. On April 10, 2023, we purchased the Portfolio Investments. The Portfolio Investments primarily consisted of newly originated, privately negotiated senior secured term loans to middle market companies consistent with our investment strategy. For additional information, see Note 12 “Warehouse Transaction” in our consolidated financial statements. Although there can be no assurances, we may in the future enter into additional warehousing transactions from time to time, with third parties, subject to compliance with the Investment Company Act.

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than USD, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” in our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in this annual report on Form 10-K.

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

RECENT DEVELOPMENTS

January, February and March Subscriptions

On January 1, 2025, we received $584.89 million of proceeds, relating to the issuance of 23,191,555 Shares.

On February 1, 2025, we received $378.83 million of proceeds, relating to the issuance of 15,021,187 Shares.

On March 1, 2025, we received $320.49 million of proceeds, relating to the issuance of Shares.

BNPP Revolving Credit Facility Amendment

On January 31, 2025, SPV Public I, entered into the Third Amendment (the “Third Amendment”) to the BNPP Revolving Credit Facility.

The Third Amendment, among other things, (i) increased the aggregate maximum facility amount from $900 million to $1.1 billion, (ii) extended the end of the period in which we may make borrowings under the BNPP Revolving Credit Facility from October 31, 2026 to January 31, 2027, (iii) extended the final maturity date of the facility from November 1, 2027 to January 31, 2028, and (iv) as of the first interest period following January 31, 2025, reduced the margin applicable to advances from 1.630% per annum to 1.615% per annum, which applicable margin shall increase to 2.615% per annum after the expiration of the reinvestment period.

Tender Offer

On February 24, 2025, we commenced a tender offer, pursuant to which we offered to repurchase up to 9,724,049 Shares tendered prior to March 21, 2025.

Distributions

On February 26, 2025, our Board of Directors declared monthly distributions from our taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
February 28, 2025	March 27, 2025
March 31, 2025	April 28, 2025
April 30, 2025	May 28, 2025

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

As of December 31, 2024 and December 31, 2023 on a fair value basis, 100% and 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility, the BNPP Revolving Credit Facility, the MS Revolving Credit Facility and Short-Term Borrowings each bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	193.43	(62.73)	130.70
Up 200 basis points	128.94	(41.83)	87.11
Up 100 basis points	64.47	(20.91)	43.56
Up 75 basis points	48.35	(15.68)	32.67
Up 50 basis points	32.24	(10.46)	21.78
Up 25 basis points	16.12	(5.22)	10.90
Down 25 basis points	(16.12)	5.22	(10.90)
Down 50 basis points	(32.23)	10.46	(21.77)
Down 75 basis points	(48.32)	15.68	(32.64)
Down 100 basis points	(64.41)	20.91	(43.50)
Down 200 basis points	(128.49)	41.83	(86.66)
Down 300 basis points	(191.75)	62.73	(129.02)

We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the Investment Company Act, applicable CFTC regulations and in a manner consistent with SEC guidance. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS PRIVATE CREDIT CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs Private Credit Corp.

Opinion on the Financial Statements

We have audited the accompanying 2024 and 2023 consolidated financial statements of Goldman Sachs Private Credit Corp. and its subsidiaries and the 2022 financial statements of Goldman Sachs Private Credit Corp. (collectively referred to as the “Company”), which comprise the statement of assets and liabilities as of December 31, 2024 and 2023, including the schedule of investments, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2024 and for the period from March 25, 2022 (inception) to December 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2024 and for the period from March 25, 2022 (inception) to December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the agent banks, portfolio company investees, brokers, and transfer agent; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2025

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $7,234,752 and $1,782,641)	$7,226,585	$1,788,119
Non-controlled affiliated investments (cost of $51,170 and $—)	47,230	—
Total investments, at fair value (cost of $7,285,922 and $1,782,641)	$7,273,815	$1,788,119
Investments in affiliated money market fund (cost of $444,718 and $65,977)	444,718	65,977
Cash	120,377	19,325
Interest and dividends receivable	40,396	11,728
Deferred financing costs	29,448	10,270
Receivable for investments sold	40,859	8,882
Receivable from investment adviser	3,074	350
Deferred offering costs	965	886
Other assets	599	363
Total assets	$7,954,251	$1,905,900
Liabilities
Debt	$2,576,893	$248,186
Payable for investments purchased	349,328	41,073
Distribution payable	64,446	13,259
Interest and other debt expenses payable	15,335	1,704
Management fees payable	5,067	3,076
Incentive fees based on income payable	7,039	4,254
Incentive fees based on capital gains payable	—	492
Payable for share repurchases	25,582	—
Accrued expenses and other liabilities	4,857	3,019
Total liabilities	$3,048,547	$315,063
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (1,000,000,000 shares authorized, 194,480,997 and 63,140,236 common shares issued and outstanding as of December 31, 2024 and December 31, 2023)	194	63
Paid-in capital in excess of par	4,907,427	1,588,575
Distributable earnings (loss)	(1,917)	2,199
Total net assets	$4,905,704	$1,590,837
Total liabilities and net assets	$7,954,251	$1,905,900
Net asset value per common share	$25.22	$25.20

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,		For the period from March 25, 2022 (inception) to December 31,
	2024	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$429,766	$78,093	$—
Other income	8,782	1,299	—
From non-controlled affiliated investments:
Dividend income	17,096	4,156	—
Interest income	3,709	—	—
Other income	135	—	—
Total investment income	$459,488	$83,548	$—
Expenses:
Interest and other debt expenses	$81,167	$9,957	$—
Management fees	40,310	8,062	—
Incentive fees based on income	41,003	7,340	—
Incentive fees based on capital gains	(492)	492	—
Professional fees	2,372	1,516	—
Offering costs	1,632	1,655	—
Organization costs	—	519	725
Directors’ fees	671	330	213
Other general and administrative expenses	6,623	2,063	47
Total expenses	$173,286	$31,934	$985
Fee waivers	(24,793)	(6,812)	—
Expense support	(17,824)	(6,927)	(985)
Reimbursable expenses previously borne by Investment Adviser	—	1,512	—
Net expenses	$130,669	$19,707	$—
Net investment income	$328,819	$63,841	$—
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(6,228)	$(728)	$—
Foreign currency transactions	2,294	82	—
Warehouse transaction	—	2,617	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(13,645)	5,478	—
Non-controlled affiliated investments	(3,940)	—	—
Foreign currency translations	14,491	(3,513)	—
Net realized and unrealized gains	$(7,028)	$3,936	$—
Net increase in net assets from operations	$321,791	$67,777	$—
Weighted average common shares and common units outstanding	129,477,228	35,380,606	40
Basic and diluted net investment income per share	$2.54	$1.80	$—
Basic and diluted earnings (loss) per share	$2.49	$1.92	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

	For the Year Ended December 31,		For the period from March 25, 2022 (inception) to December 31,
	2024	2023	2022

Net assets at beginning of period	$1,590,837	$1	$—
Increase (decrease) in net assets from operations:
Net investment income	$328,819	$63,841	$—
Net realized gain (loss)	(3,934)	1,971	—
Net change in unrealized appreciation (depreciation)	(3,094)	1,965	—
Net increase in net assets from operations	$321,791	$67,777	$—
Distributions to stockholders from:
Distributable earnings to common stockholders	$(325,917)	$(65,548)	$—
Distributable earnings to preferred stockholders	—	(30)
Total distributions to stockholders	$(325,917)	$(65,578)	$—
Capital transactions:
Issuance of common shares	$3,262,989	$1,564,400	$1
Issuance of preferred shares	—	515	—
Redemption of preferred shares	—	(515)	—
Repurchased shares, net of early repurchase deduction	(66,034)	—	—
Reinvestment of common stockholder distributions	122,038	24,237	—
Net increase in net assets from capital transactions	$3,318,993	$1,588,637	$1
Total increase in net assets	$3,314,867	$1,590,836	$1
Net assets at end of period	$4,905,704	$1,590,837	$1
Net assets for common shares	$4,905,704	$1,590,837	$—
Net assets for preferred shares	$—	$—	$—
Distributions per common share	$2.52	$1.85	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

	For the Year Ended December 31,		For the period from March 25, 2022 (inception) to December 31,
	2024	2023	2022

Cash flows from operating activities:
Net increase in net assets from operations:	$321,791	$67,777	$—
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(6,259,487)	(1,962,063)	—
Payment-in-kind interest capitalized	(10,855)	(660)	—
Investments in affiliated money market fund, net	(378,741)	(65,977)	—
Proceeds from sales of investments and principal repayments	778,842	181,774	—
Net realized (gain) loss on investments	6,228	728	—
Net change in unrealized (appreciation) depreciation on investments	17,585	(5,478)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	296	(60)	—
Amortization of premium and accretion of discount, net	(18,010)	(2,420)	—
Amortization of deferred financing costs	4,015	1,155	—
Amortization of deferred offering costs	1,632	1,655	—
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(31,977)	(8,882)	—
(Increase) decrease in interest and dividends receivable	(28,668)	(11,728)	—
(Increase) decrease in receivable from investment adviser	(2,724)	(350)
(Increase) decrease in other assets	(236)	(363)	—
Increase (decrease) in interest and other debt expenses payable	14,213	1,122	—
Increase (decrease) in management fees payable	1,991	3,076	—
Increase (decrease) in incentive fees based on income payable	2,785	4,254	—
Increase (decrease) in incentive fees based on capital gains payable	(492)	492	—
Increase (decrease) in payable for investments purchased	308,255	41,073	—
Increase (decrease) in accrued expenses and other liabilities	1,866	2,633	—
Net cash provided by (used for) operating activities	$(5,271,691)	$(1,752,242)	$—
Cash flows from financing activities:
Proceeds from issuance of common shares	$3,262,989	$1,564,400	$1
Proceeds from issuance of preferred shares	—	515
Redemption of preferred shares	—	(515)
Repurchased shares, net of early repurchase deduction	(40,451)	—
Offering costs paid	(1,739)	(2,155)	—
Common stock distributions paid	(152,692)	(28,052)	—
Preferred stock distributions paid	—	(30)
Financing costs paid	(23,775)	(10,843)	—
Borrowings on debt	4,731,309	792,200	—
Repayments of debt	(2,402,602)	(544,014)	—
Net cash provided by (used for) financing activities	$5,373,039	$1,771,506	$1
Net increase (decrease) in cash	$101,348	$19,264	$1
Effect of foreign exchange rate changes on cash and cash equivalents	(296)	60	—
Cash, beginning of period	19,325	1	—
Cash, end of period	$120,377	$19,325	$1
Supplemental and non-cash activities
Interest expense paid	$59,819	$6,382	$—
Accrued but unpaid distributions	$64,446	$13,259	$—
Reinvestment of common stockholder distributions	$122,038	$24,237	$—
Accrued but unpaid share repurchases	$25,582	$—	$—
Exchange of investments	$45,192	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2024

(in thousands, except share and per share amounts)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Debt Investments - 148.2%
Canada - 3.3%
1st Lien/Senior Secured Debt - 3.3%
Recochem, Inc	Chemicals	9.66%	C + 5.75%	11/01/30	CAD	57,749	$40,925	$40,174	(6) (7) (8)
Recochem, Inc	Chemicals	10.32%	S + 5.75%	11/01/30		$25,359	24,883	25,359	(6) (7) (8)
Recochem, Inc	Chemicals	9.54%	C + 5.75%	11/01/30	CAD	14,168	179	263	(6) (7) (8) (9)
Recochem, Inc	Chemicals	10.32%	S + 5.75%	11/01/30		12,765	12,540	12,765	(6) (7) (8)
Recochem, Inc	Chemicals	10.32%	S + 5.75%	11/01/30	CAD	9,446	1,302	1,358	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.86%	S + 6.00%	02/01/27		61,429	61,180	61,122	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.86%	S + 6.00%	02/01/27		5,892	1,461	1,432	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.00%	02/01/27		3,326	—	(16)	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	11.12%	S + 6.75%	11/23/28		19,217	18,853	18,832	(7) (8)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		2,391	(42)	(48)	(7) (8) (9)
Total 1st Lien/Senior Secured Debt							161,281	161,241
Total Canada							$161,281	$161,241
Switzerland - 0.4%
1st Lien/Last-Out Unitranche (13) - 0.4%
Esperanto BidCo AG (dba BSI Software)	Software		SARON + 5.00%	09/27/31	CHF	24,087	$(399)	$(464)	(6) (7) (8) (9)
Esperanto BidCo AG (dba BSI Software)	Software	6.21%	SARON + 5.00%	09/27/31	CHF	9,074	10,536	9,823	(6) (7) (8)
Esperanto BidCo AG (dba BSI Software)	Software	8.15%	E + 5.00%	09/27/31	EUR	6,929	7,510	7,052	(6) (7) (8)
Esperanto BidCo AG (dba BSI Software)	Software	6.21%	SARON + 5.00%	09/27/31	CHF	2,561	2,974	2,773	(6) (7) (8)
Total 1st Lien/Last-Out Unitranche							20,621	19,184
Total Switzerland							$20,621	$19,184
United Kingdom - 3.1%
1st Lien/Senior Secured Debt - 3.1%
INEOS Quattro Holdings UK Ltd	Chemicals	8.61%	S + 4.25%	10/07/31		$1,909	$1,908	$1,925	(7)
Ardonagh Midco 3 PLC	Insurance	8.39%	E + 4.75%	02/17/31	EUR	73,582	78,456	75,267	(7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.84%	B + 5.25%	10/04/32	AUD	16,301	10,868	9,888	(6) (7)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services		SN + 5.25%	10/06/31	GBP	15,214	(193)	(381)	(6) (7) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.07%	C + 5.25%	10/06/31	CAD	14,958	10,799	10,198	(6) (7)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	12.95%	SN + 8.00% PIK	10/04/32	GBP	12,144	15,630	14,899	(6) (7)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.85%	S + 5.25%	10/06/31		9,635	9,447	9,443	(6) (7)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.95%	SN + 5.25%	10/06/31	GBP	8,266	10,638	10,141	(6) (7)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	12.95%	SN + 8.00% PIK	10/04/32	GBP	7,176	9,236	8,804	(6) (7)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.95%	SN + 5.25%	10/06/31	GBP	5,984	7,700	7,342	(6) (7)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.85%	S + 5.25%	10/06/31		4,665	4,574	4,572	(6) (7)
Total 1st Lien/Senior Secured Debt							159,063	152,098
Total United Kingdom							$159,063	$152,098
United States - 141.4%
1st Lien/Senior Secured Debt - 136.5%
Bleriot US Bidco Inc.	Aerospace & Defense	7.08%	S + 2.75%	10/31/30		$5,484	$5,510	$5,509
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.49%	S + 5.00%	01/09/30		35,034	34,195	34,684	(8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28		3,689	(71)	(37)	(8) (9)
Kaman Corporation	Aerospace & Defense	7.83%	S + 3.50%	04/21/31		5,586	5,620	5,617	(10)
Propulsion (BC) Finco S.a.r.l.	Aerospace & Defense	7.58%	S + 3.25%	09/14/29		11,668	11,746	11,768	(10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
VisionSafe Holdings, Inc.	Aerospace & Defense	10.52%	S + 6.00%	04/19/30	$8,794	$8,634	$8,619	(6) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/19/30	1,320	(23)	(26)	(6) (8) (9)
Autokiniton US Holdings, Inc.	Automobile Components	8.47%	S + 4.00%	04/06/28	15,963	16,017	15,840
BBB Industries LLC	Automobile Components	9.68%	S + 5.25%	07/25/29	392	377	347
Clarios Global LP	Automobile Components	6.86%	S + 2.50%	05/06/30	5,499	5,532	5,516
Dealer Tire Financial, LLC	Automobile Components	7.86%	S + 3.50%	07/02/31	7,971	8,022	7,971	(10)
DexKo Global Inc.	Automobile Components	8.34%	S + 3.75%	10/04/28	3,986	3,938	3,756	(7)
First Advantage Holdings, LLC	Automobile Components	7.61%	S + 3.25%	10/31/31	525	528	530	(7)
First Brands Group, LLC	Automobile Components	9.85%	S + 5.00%	03/30/27	7,152	7,085	6,699
First Brands Group, LLC	Automobile Components	9.85%	S + 5.00%	03/30/27	24	24	23
Mavis Tire Express Services Corp.	Automobile Components	7.86%	S + 3.50%	05/04/28	9,588	9,617	9,642	(10)
Truck Hero, Inc.	Automobile Components	7.97%	S + 3.50%	01/31/28	245	238	237
American Builders & Contractors Supply Co., Inc.	Building Products	6.11%	S + 1.75%	01/31/31	26,941	27,041	27,009	(10)
Chamberlain Group Inc	Building Products	7.71%	S + 3.25%	11/03/28	13,438	13,492	13,502	(10)
Icebox Holdco III, Inc.	Building Products	8.09%	S + 3.50%	12/22/28	9,572	9,601	9,630	(10)
MI Windows and Doors, LLC	Building Products	7.36%	S + 3.00%	03/28/31	12,780	12,892	12,890
Oscar AcquisitionCo, LLC	Building Products	8.50%	S + 4.25%	04/29/29	11,965	11,889	11,821
Potters Industries, LLC	Building Products	8.11%	S + 3.75%	12/14/27	11,231	11,310	11,325	(10)
Quikrete Holdings, Inc.	Building Products	6.61%	S + 2.25%	03/19/29	26,921	27,002	26,890
Standard Industries, Inc.	Building Products	6.11%	S + 1.75%	09/22/28	16,267	16,323	16,292
Vector WP Holdco, Inc.	Building Products	9.47%	S + 5.00%	10/12/28	219	217	217
White Cap Buyer LLC	Building Products	7.61%	S + 3.25%	10/19/29	13,500	13,537	13,511	(10)
Wilsonart LLC	Building Products	8.58%	S + 4.25%	08/05/31	748	739	749
Cube Industrials Buyer, Inc.	Capital Goods	8.13%	S + 3.50%	10/17/31	3,200	3,211	3,216
AAP Buyer Inc.	Chemicals	7.61%	S + 3.25%	09/09/31	6,400	6,434	6,440
Albaugh, LLC	Chemicals	8.11%	S + 3.75%	04/06/29	2,234	2,229	2,225
Ascend Performance Materials Operations, LLC	Chemicals	9.10%	S + 4.75%	08/27/26	2,091	2,058	1,776
Formulations Parent Corporation (dba Chase Corp)	Chemicals	10.27%	S + 5.75%	11/15/30	54,001	53,046	52,921	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	9,068	(148)	(181)	(6) (8) (9)
Illuminate Buyer, LLC	Chemicals	7.36%	S + 3.00%	12/31/29	19,956	20,023	20,094	(10)
INEOS Enterprises Holdings US Finco, LLC	Chemicals	8.36%	S + 3.75%	07/08/30	14,915	14,952	14,933	(7)
Innophos, Inc.	Chemicals	8.72%	S + 4.25%	03/16/29	11,962	11,948	11,957	(10)
LSF11 A5 Holdco, LLC	Chemicals	7.97%	S + 3.50%	10/15/28	17,965	18,008	18,055
Olympus Water US Holding Corporation	Chemicals	7.34%	S + 3.00%	06/20/31	7,898	7,931	7,915
Sparta U.S. HoldCo LLC	Chemicals	7.34%	S + 3.00%	08/02/30	3,502	3,515	3,523
W.R. Grace & Co.-Conn.	Chemicals	7.58%	S + 3.25%	09/22/28	7,988	8,040	8,052	(10)
AlixPartners, LLP	Commercial Services & Supplies	6.97%	S + 2.50%	02/04/28	21,827	21,911	21,890
Allied Universal Holdco LLC	Commercial Services & Supplies	8.21%	S + 3.75%	05/12/28	5,957	5,912	5,972	(10)
Amentum Government Services Holdings LLC	Commercial Services & Supplies	6.61%	S + 2.25%	09/29/31	6,300	6,311	6,274	(7)
ASM Buyer, Inc.	Commercial Services & Supplies	10.02%	S + 5.50% (Incl 2.75% PIK)	08/22/31	85,597	83,346	84,741	(6) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
ASM Buyer, Inc.	Commercial Services & Supplies	9.41%	S + 5.00%	08/22/30		$10,000	$821	$900	(6) (8) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.50% (Incl 2.75% PIK)	08/22/31		5,000	(46)	(50)	(6) (8) (9)
BEP Intermediate Holdco LLC (dba Buyers Edge)	Commercial Services & Supplies	7.61%	S + 3.25%	04/25/31		46,293	46,083	46,553
Covanta Holding Corporation	Commercial Services & Supplies	7.02%	S + 2.50%	11/30/28		2,500	2,504	2,503
Covanta Holding Corporation	Commercial Services & Supplies	7.02%	S + 2.50%	11/30/28		137	138	137
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.84%	S + 5.25%	02/07/31		41,689	40,932	41,273	(6) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.59%	S + 5.25%	02/07/31		18,539	1,746	1,743	(6) (8) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31		5,562	(98)	(56)	(6) (8) (9)
Madison IAQ LLC	Commercial Services & Supplies	7.89%	S + 2.75%	06/21/28		7,466	7,479	7,486
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.72%	S + 6.25%	11/28/31		12,283	12,100	12,098	(6) (7)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.95%	SN + 6.25% PIK	11/28/31	GBP	5,206	6,526	6,420	(6) (7)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	9.13%	E + 6.25%	11/28/31	EUR	4,649	4,840	4,743	(6) (7)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies		S + 6.25%	11/28/31	GBP	2,421	(19)	(23)	(6) (7) (9)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.15%	S + 4.75%	12/15/31		107,928	106,879	106,849	(6)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	12/15/31		34,537	(171)	(173)	(6) (9)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.15%	S + 4.75%	12/15/31		14,678	1,581	1,580	(6) (9)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29		10,316	10,105	10,265	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.25%	S + 5.75%	08/01/29		5,611	5,527	5,401	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.75%	08/01/29		4,750	(35)	(178)	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.00%	S + 6.50%	08/01/29		3,134	3,061	3,118	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29		2,755	577	613	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29		1,555	1,522	1,548	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29		518	507	516	(6) (8)
Thevelia (US), LLC	Commercial Services & Supplies	7.58%	S + 3.25%	06/18/29		3,518	3,539	3,536	(7)
USA DeBusk, LLC	Commercial Services & Supplies	9.61%	S + 5.25%	04/30/31		81,194	80,060	80,788	(6) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.89%	S + 5.25%	04/30/31		29,939	3,140	3,218	(6) (8) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.59%	S + 5.25%	04/30/30		11,227	3,217	3,312	(6) (8) (9)
Vaco Holdings, LLC	Commercial Services & Supplies	9.48%	S + 5.00%	01/21/29		4,391	4,298	4,050
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.11%	S + 5.75%	05/01/29		93,871	93,295	93,167	(6) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.11%	S + 5.75%	05/01/29		9,904	5,057	5,043	(6) (8) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29		8,253	(49)	(62)	(6) (8) (9)
Wand NewCo 3, Inc.	Commercial Services & Supplies	7.61%	S + 3.25%	01/30/31		11,468	11,526	11,503
Brown Group Holding, LLC	Construction & Engineering	7.00%	S + 2.50%	07/01/31		10,204	10,259	10,226	(10)
Brown Group Holding, LLC	Construction & Engineering	6.86%	S + 2.50%	07/01/31		7,756	7,770	7,779	(10)
Chromalloy Corporation	Construction & Engineering	8.35%	S + 3.75%	03/27/31		13,451	13,319	13,454	(10)
DG Investment Intermediate Holdings 2, Inc.	Construction & Engineering	8.22%	S + 3.75%	03/31/28		11,969	11,998	12,064	(10)
Energize HoldCo, LLC	Construction & Engineering	7.97%	S + 3.50%	12/08/28		17,943	18,032	18,078	(10)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.41%	S + 4.75%	10/15/31		38,313	37,938	37,930	(6)
Geotechnical Merger Sub, Inc.	Construction & Engineering		S + 4.75%	10/15/31		14,190	(69)	(71)	(6) (9)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.27%	S + 4.75%	10/15/31		5,321	1,722	1,721	(6) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
KKR Apple Bidco, LLC	Construction & Engineering	7.22%	S + 2.75%	09/22/28		$11,962	$11,975	$12,015
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.10%	S + 4.75%	10/24/30		33,962	7,720	7,755	(6) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.12%	B + 4.75%	10/24/30	AUD	33,598	22,093	20,587	(6) (7)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 4.75%	10/24/30		3,396	(33)	(34)	(6) (7) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.86%	S + 4.50%	08/29/31		28,238	28,101	28,096	(6) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		9,192	(22)	(46)	(6) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,070	(19)	(20)	(6) (8) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.33%	S + 6.00%	10/04/30		62,661	61,291	62,034	(6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		7,366	(147)	(74)	(6) (8) (9)
IRB Holding Corp.	Consumer Staples Distribution & Retail	6.86%	S + 2.50%	12/15/27		10,989	11,001	10,991	(10)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging	9.82%	S + 5.25%	11/01/30		74,981	73,880	73,857	(6)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging		S + 5.25%	11/01/30		8,719	(127)	(131)	(6) (9)
Charter NEX US, Inc.	Containers & Packaging	7.53%	S + 3.00%	12/01/27		7,450	7,466	7,483
Clydesdale Acquisition Holdings, Inc.	Containers & Packaging	7.53%	S + 3.18%	04/13/29		13,488	13,536	13,502	(10)
LABL, Inc.	Containers & Packaging	9.46%	S + 5.00%	10/29/28		147	147	142
Pregis TopCo Corporation	Containers & Packaging	8.36%	S + 4.00%	07/31/26		11,963	12,034	12,022	(10)
Proampac PG Borrower LLC	Containers & Packaging	8.60%	S + 4.00%	09/15/28		9,586	9,652	9,605
Reynolds Group Holdings, Inc.	Containers & Packaging	6.86%	S + 2.50%	09/24/28		11,008	11,038	11,046	(7) (10)
TricorBraun Holdings, Inc.	Containers & Packaging	7.72%	S + 3.25%	03/03/28		5,477	5,435	5,468	(10)
Trident TPI Holdings, Inc.	Containers & Packaging		S + 3.75%	09/15/28		7,550	7,654	7,607	(10)
BCPE Empire Holdings, Inc.	Distributors	7.86%	S + 3.50%	12/11/28		5,197	5,213	5,219
CD&R Hydra Buyer Inc.	Distributors	8.46%	S + 4.00%	03/25/31		2,212	2,224	2,217
DFS Holding Company, Inc.	Distributors	10.50%	S + 6.25%	01/31/29		39,842	38,923	39,344	(8)
DFS Holding Company, Inc.	Distributors	10.50%	S + 6.25%	01/31/29		8,411	2,793	2,815	(8) (9)
Fluid-Flow Products, Inc.	Distributors	8.22%	S + 3.75%	03/31/28		13,434	13,515	13,508	(10)
Veritiv Corporation	Distributors	8.83%	S + 4.50%	11/30/30		9,152	9,121	9,173	(10)
Windsor Holdings III, LLC	Distributors	7.86%	S + 3.50%	08/01/30		5,490	5,519	5,548
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.33%	S + 6.00%	04/26/29		17,731	17,414	17,376	(6) (8) (11)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.54%	S + 6.00%	04/26/29		8,250	2,134	2,112	(6) (8) (9) (11)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.48%	S + 6.00%	04/26/29		1,650	813	809	(6) (8) (9) (11)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.33%	S + 5.00%	06/06/31		90,180	89,719	89,729	(6) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.33%	S + 5.00%	06/06/31		29,771	3,262	3,427	(6) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.36%	S + 5.00%	06/06/31		10,970	813	859	(6) (8) (9)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	9.46%	S + 5.00%	11/01/28		44,776	42,957	44,552	(8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28		4,310	(166)	(22)	(8) (9)
Genuine Financial Holdings, LLC	Diversified Consumer Services	8.36%	S + 4.00%	09/27/30		11,968	11,977	12,088	(10)
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	8.22%	S + 3.75%	12/15/28		13,461	13,534	13,538	(10)
Spotless Brands, LLC	Diversified Consumer Services	10.09%	S + 5.75%	07/25/28		32,192	31,394	32,192	(8)
Spotless Brands, LLC	Diversified Consumer Services	10.03%	S + 5.75%	07/25/28		4,991	4,879	4,991	(8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.61%	S + 5.00%	05/01/31		49,415	48,955	48,920	(6) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.46%	S + 5.00%	05/01/31	$12,913	$4,086	$3,996	(6) (8) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	7,538	(67)	(75)	(6) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.96%	S + 7.50%	08/14/28	15,059	14,648	14,984	(6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.92%	S + 7.50%	08/14/28	2,612	1,680	1,728	(6) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	435	(11)	(2)	(6) (8) (9)
Citadel Securities LP	Diversified Financial Services	6.33%	S + 2.00%	10/31/31	26,994	27,058	27,055	(10)
Edgewater Generation, LLC	Electric Utilities	8.59%	S + 4.25%	08/01/30	5,456	5,494	5,528
Lightning Power LLC	Electric Utilities	7.58%	S + 3.25%	08/18/31	8,978	9,082	9,067	(10)
LSF12 Crown US Commercial Bidco LLC	Electrical Equipment		S + 4.25%	12/02/31	8,000	8,017	7,965	(10)
Nvent Electric Public Limited Company	Electrical Equipment		S + 4.00%	09/12/31	5,275	5,306	5,326	(10)
Trystar, LLC	Electrical Equipment	9.03%	S + 4.50%	08/06/31	35,163	34,825	34,811	(6) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	12,558	(60)	(126)	(6) (8) (9)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	6,279	(59)	(63)	(6) (8) (9)
GIP Pilot Acquisition Partners LP	Energy Equipment & Services	7.09%	S + 2.50%	10/04/30	14,397	14,503	14,469	(10)
WhiteWater DBR HoldCo, LLC	Energy Equipment & Services	6.63%	S + 2.25%	03/03/31	9,593	9,646	9,632	(10)
Whitewater Whistler Holdings, LLC	Energy Equipment & Services	6.13%	S + 1.75%	02/15/30	12,175	12,267	12,198	(10)
Arcis Golf LLC	Entertainment	8.21%	S + 3.75%	11/24/28	11,897	11,997	12,031	(10)
Fender Musical Instruments Corporation	Entertainment	8.46%	S + 4.00%	12/01/28	2,875	2,848	2,805
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.83%	S + 5.50%	05/08/28	45,060	44,770	44,835	(6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.85%	S + 5.50%	05/08/28	5,992	1,458	1,462	(6) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	5,940	(37)	(30)	(6) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.89%	S + 5.50%	05/08/28	1,965	1,935	1,955	(6) (8)
Advisor Group, Inc.	Financial Services	7.86%	S + 3.50%	08/17/28	4,062	4,078	4,074
AllSpring Buyer, LLC	Financial Services	7.38%	S + 3.25%	11/01/28	8,000	7,995	8,002
Computer Services, Inc.	Financial Services	9.75%	S + 5.25%	11/15/29	49,118	47,079	49,118	(8)
Coretrust Purchasing Group LLC	Financial Services	9.61%	S + 5.25%	10/01/29	37,192	35,964	37,006	(8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	5,526	(123)	(28)	(8) (9)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	5,526	(110)	(28)	(8) (9)
DRW Holdings, LLC	Financial Services	8.59%	S + 3.50%	06/26/31	17,489	17,507	17,475
Edelman Financial Center, LLC	Financial Services	7.36%	S + 3.00%	04/07/28	13,500	13,559	13,565	(10)
Eisner Advisory Group LLC	Financial Services	8.36%	S + 4.00%	02/28/31	8,072	8,134	8,147	(10)
Franklin Square Holdings, L.P.	Financial Services	6.61%	S + 2.25%	04/25/31	9,563	9,599	9,611	(10)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29	36,677	35,568	36,677	(6) (8)
Fullsteam Operations LLC	Financial Services	11.65%	S + 7.00%	11/27/29	22,748	1,948	1,768	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29	11,542	11,229	11,542	(6) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	8,273	(60)	(124)	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	11.66%	S + 7.00%	11/27/29	5,687	1,561	1,524	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29	5,130	4,993	5,130	(6) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	2,052	(51)	—	(6) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	919	(7)	(14)	(6) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Jefferies Finance LLC	Financial Services	7.36%	S + 3.00%	10/21/31		$1,200	$1,188	$1,204
NEXUS Buyer LLC	Financial Services	8.36%	S + 4.00%	07/31/31		13,480	13,478	13,514	(10)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	9.11%	S + 4.75%	05/16/31		157,027	156,399	157,076	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.61%	S + 5.25%	02/24/31		34,825	34,508	34,477	(6) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		5,000	(44)	(50)	(6) (8) (9)
Chobani, LLC	Food Products	7.72%	S + 3.25%	10/25/27		13,472	13,580	13,566	(10)
Eagle Family Foods Group Holdings, LLC	Food Products	9.59%	S + 5.00%	08/12/30		196,685	194,815	194,719	(6) (8)
Eagle Family Foods Group Holdings, LLC	Food Products		S + 5.00%	08/12/30		22,753	(213)	(228)	(6) (8) (9)
Froneri International Ltd.	Food Products	6.36%	S + 2.00%	01/29/27		810	805	810	(7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.08%	S + 4.75%	12/11/30		111,072	109,419	109,406	(6)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.08%	S + 4.75%	12/11/30		17,538	2,662	2,660	(6) (9)
Kenan Advantage Group, Inc.	Ground Transportation	7.61%	S + 3.25%	01/25/29		9,922	9,955	9,965
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.28%	E + 5.50%	11/28/31	EUR	25,290	27,052	25,672	(6)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		12,695	(125)	(127)	(6) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.93%	S + 5.50%	11/28/31		9,309	9,125	9,123	(6)
Medline Borrower, LP	Health Care Equipment & Supplies	6.61%	S + 2.25%	10/23/28		26,943	27,056	27,015	(10)
Zeus Company, Inc.	Health Care Equipment & Supplies	9.83%	S + 5.50%	02/28/31		69,794	68,837	69,096	(6) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies	9.83%	S + 5.50%	02/28/31		13,050	4,447	4,437	(6) (8) (9)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30		9,788	(127)	(98)	(6) (8) (9)
Advarra Holdings, Inc.	Health Care Providers & Services	8.86%	S + 4.50%	09/15/31		76,833	76,461	76,449	(6) (8)
Advarra Holdings, Inc.	Health Care Providers & Services	8.86%	S + 4.50%	09/15/31		41,790	41,588	41,581	(6) (8)
Advarra Holdings, Inc.	Health Care Providers & Services		S + 4.50%	09/15/31		7,087	(17)	(35)	(6) (8) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.25%	S + 5.00%	08/07/31		55,632	55,083	54,797	(6) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		8,477	(131)	(127)	(6) (8) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.33%	S + 5.00%	08/07/31		5,298	4,561	4,557	(6) (8) (9)
Electron BidCo, Inc.	Health Care Providers & Services	7.11%	S + 2.75%	11/01/28		13,500	13,553	13,539	(10)
Help At Home, Inc.	Health Care Providers & Services	9.36%	S + 5.00%	09/24/31		625	616	624
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.21%	S + 6.75%	06/13/28		8,682	8,488	8,552	(6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28		979	(20)	(15)	(6) (8) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.65%	S + 5.00% (Incl. 6.65% PIK)	03/18/27		21,230	20,920	20,009	(6) (8) (11)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.65%	S + 5.00% (Incl. 6.65% PIK)	03/18/27		2,518	2,234	2,370	(6) (8) (9) (11) (12)
LifePoint Health, Inc.	Health Care Providers & Services	8.63%	S + 4.00%	05/17/31		3,716	3,716	3,720
LifePoint Health, Inc.	Health Care Providers & Services	8.41%	S + 3.75%	05/17/31		322	308	323
Netsmart Technologies, Inc.	Health Care Providers & Services	9.56%	S + 5.20% (Incl. 2.70% PIK)	08/25/31		178,891	177,188	177,102	(6) (8)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 5.20% (Incl. 2.70% PIK)	08/25/31		24,158	(230)	(242)	(6) (8) (9)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 5.20% (Incl. 2.70% PIK)	08/25/31		23,684	(109)	(237)	(6) (8) (9)
Onex TSG Intermediate Corp.	Health Care Providers & Services	9.60%	S + 4.75%	02/28/28		7,125	7,160	7,170	(10)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	9.83%	S + 5.50%	06/15/27		14,576	14,276	14,430	(8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	9.83%	S + 5.50%	06/15/27	$7,378	$7,229	$7,304	(8)
Summit Behavioral Healthcare, LLC	Health Care Providers & Services	8.76%	S + 4.25%	11/24/28	1,316	1,317	1,053
US Radiology Specialists, Inc.	Health Care Providers & Services	9.08%	S + 4.75%	12/15/27	4,239	4,262	4,262
Athenahealth Group, Inc.	Health Care Technology	7.61%	S + 3.25%	02/15/29	4,974	4,969	4,980
Cotiviti Corporation	Health Care Technology	7.30%	S + 2.75%	05/01/31	13,479	13,539	13,538
HealthEdge Software, Inc.	Health Care Technology	9.13%	S + 4.75%	07/16/31	34,517	34,189	34,172	(6) (8)
HealthEdge Software, Inc.	Health Care Technology	9.15%	S + 4.75%	07/16/31	15,228	15,081	15,076	(6) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	4,580	(43)	(46)	(6) (8) (9)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	11.09%	S + 6.50%	09/12/29	23,477	23,269	23,242	(6) (8)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	11.07%	S + 6.50%	09/12/29	4,306	498	474	(6) (8) (9)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure		S + 6.50%	09/12/29	861	(8)	(9)	(6) (8) (9)
LC Ahab US Bidco LLC	Hotels, Restaurants & Leisure	7.36%	S + 3.00%	05/01/31	8,229	8,299	8,286
Raising Cane's Restaurants, LLC	Hotels, Restaurants & Leisure	6.36%	S + 2.00%	09/18/31	17,255	17,360	17,299	(10)
Whatabrands LLC	Hotels, Restaurants & Leisure	6.86%	S + 2.50%	08/03/28	3,293	3,303	3,296
AI Aqua Merger Sub, Inc.	Household Durables	8.05%	S + 3.50%	07/31/28	4,166	4,169	4,166	(7)
Kronos Acquisition Holdings Inc.	Household Products	8.58%	S + 4.00%	07/08/31	5,467	5,485	5,147	(7)
Acrisure, LLC	Insurance	7.36%	S + 3.00%	11/06/30	12,132	12,089	12,129	(10)
Acrisure, LLC	Insurance	7.11%	S + 2.75%	02/15/27	1,369	1,357	1,370
Alliant Holdings Intermediate, LLC	Insurance	7.11%	S + 2.75%	09/19/31	14,373	14,369	14,395	(10)
AmWINS Group, Inc.	Insurance	6.72%	S + 2.25%	02/19/28	3,869	3,880	3,879
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	10.39%	S + 5.25%	07/24/31	51,343	50,852	50,829	(6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.58%	S + 5.25%	07/24/31	21,594	4,286	4,186	(6) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.58%	S + 5.25%	07/24/30	4,000	683	680	(6) (8) (9)
AssuredPartners, Inc.	Insurance	7.86%	S + 3.50%	02/14/31	13,476	13,536	13,494	(10)
Asurion LLC	Insurance	8.71%	S + 4.25%	08/19/28	172	172	172
Broadstreet Partners, Inc.	Insurance	7.36%	S + 3.00%	06/13/31	12,581	12,624	12,612	(10)
Galway Holdings, LP	Insurance	8.83%	S + 4.50%	09/29/28	45,325	44,912	44,872	(8)
Galway Holdings, LP	Insurance	8.82%	S + 4.50%	09/29/28	4,489	61	36	(8) (9)
Galway Holdings, LP	Insurance	8.82%	S + 4.50%	09/29/28	3,995	298	294	(8) (9)
Galway Holdings, LP	Insurance	8.83%	S + 4.50%	09/29/28	852	846	844	(8)
HUB International Limited	Insurance	7.37%	S + 2.75%	06/20/30	17,942	18,030	18,032
OneDigital Borrower, LLC	Insurance	7.61%	S + 3.25%	07/02/31	10,383	10,387	10,396
Sedgwick Claims Management Services, Inc.	Insurance	7.59%	S + 3.00%	07/31/31	13,138	13,213	13,203
Truist Insurance Holdings LLC	Insurance	7.08%	S + 2.75%	05/06/31	9,102	9,143	9,117	(10)
USI, Inc.	Insurance	6.58%	S + 2.25%	11/21/29	17,705	17,770	17,658	(10)
USI, Inc.	Insurance	6.58%	S + 2.25%	09/27/30	4,739	4,756	4,726
Ark Data Centers, LLC	IT Services	9.08%	S + 4.75%	11/27/30	59,783	58,602	58,588	(6)
Ark Data Centers, LLC	IT Services		S + 4.75%	11/27/30	35,167	(346)	(352)	(6) (9)
Ark Data Centers, LLC	IT Services		S + 4.75%	11/27/30	10,550	(208)	(211)	(6) (9)
Boost Newco Borrower, LLC	IT Services	6.83%	S + 2.50%	01/31/31	7,531	7,631	7,561	(10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Cloud Software Group, Inc.	IT Services	8.02%	S + 3.50%	03/30/29	$6,121	$6,127	$6,134
Cloud Software Group, Inc.	IT Services	8.08%	S + 3.75%	03/21/31	5,500	5,541	5,512
CNT Holdings I Corp.	IT Services	8.09%	S + 3.50%	11/08/27	15,963	16,028	16,048
Getty Images, Inc.	IT Services	8.85%	S + 4.50%	02/19/26	16,430	16,449	16,355
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.36%	S + 6.00%	10/02/29	33,302	32,742	32,969	(6) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.36%	S + 6.00%	10/02/29	11,763	11,586	11,645	(6) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	8,700	(69)	(87)	(6) (8) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	6,960	(111)	(70)	(6) (8) (9)
Ingram Micro, Inc.	IT Services	7.08%	S + 2.75%	09/22/31	11,996	12,054	12,056	(7) (10)
MH Sub I, LLC	IT Services	8.61%	S + 4.25%	05/03/28	12,007	11,966	12,005	(10)
Plano HoldCo Inc.	IT Services	7.83%	S + 3.50%	10/02/31	11,700	11,764	11,788
QBS Parent, Inc. (dba Quorum Software)	IT Services	9.27%	S + 4.75%	11/07/31	36,180	36,002	36,044	(6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.75%	11/07/31	3,820	(19)	(14)	(6) (9)
US Signal Company, LLC	IT Services	10.07%	S + 5.50%	09/04/29	29,421	29,142	29,127	(6) (8)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	9,053	(85)	(91)	(6) (8) (9)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	4,526	(42)	(45)	(6) (8) (9)
Alterra Mountain Company	Leisure Products	7.11%	S + 3.25%	08/17/28	13,744	13,811	13,821
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.86%	S + 6.50%	07/18/28	24,739	24,231	24,492	(6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.88%	S + 6.50%	07/18/28	3,199	2,494	2,525	(6) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.86%	S + 6.50%	07/18/28	1,606	1,577	1,590	(6) (8)
GSM Holdings, Inc.	Leisure Products	9.36%	S + 5.00%	09/30/31	3,990	3,798	3,895
MajorDrive Holdings IV LLC	Leisure Products	8.59%	S + 4.00%	06/01/28	7,458	7,475	7,255
SRAM, LLC	Leisure Products	7.22%	S + 2.75%	05/18/28	9,124	9,162	9,162
Da Vinci Purchaser Corp.	Life Sciences Tools & Services	7.86%	S + 3.50%	01/08/27	5,597	5,618	5,615	(10)
Brookfield WEC Holdings Inc.	Machinery	6.80%	S + 2.25%	01/27/31	1,845	1,845	1,845
Dwyer Instruments, LLC	Machinery	9.08%	S + 4.75%	07/20/29	75,227	74,485	74,475
Dwyer Instruments, LLC	Machinery	9.27%	S + 4.75%	07/20/29	22,966	22,739	22,736
Dwyer Instruments, LLC	Machinery		S + 4.75%	07/20/29	18,688	(184)	(187)	(9)
Dwyer Instruments, LLC	Machinery	9.27%	S + 4.75%	07/20/29	14,718	14,573	14,645
Dwyer Instruments, LLC	Machinery	9.08%	S + 4.75%	07/20/29	11,175	11,066	11,063
Dwyer Instruments, LLC	Machinery		S + 4.75%	07/20/29	7,678	(38)	(38)	(9)
Dwyer Instruments, LLC	Machinery	9.18%	S + 4.75%	07/20/29	4,097	4,056	4,076
Dwyer Instruments, LLC	Machinery	9.08%	S + 4.75%	07/20/29	1,217	1,205	1,211
Engineered Machinery Holdings, Inc.	Machinery	8.34%	S + 3.75%	05/19/28	10,482	10,508	10,541
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.34%	S + 4.75%	08/20/31	36,937	36,582	36,568	(6) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30	5,910	(56)	(59)	(6) (8) (9)
Precinmac, LP	Machinery	9.55%	S + 5.00%	12/02/31	164,533	162,902	162,888	(6)
Precinmac, LP	Machinery		S + 5.00%	12/02/31	42,460	(210)	(212)	(6) (9)
Precinmac, LP	Machinery		S + 5.00%	12/02/31	21,230	(210)	(212)	(6) (9)
Pro Mach Group, Inc.	Machinery	7.86%	S + 3.50%	08/31/28	7,975	8,039	8,034	(10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.08%	S + 4.75%	12/26/31		$164,649	$163,005	$163,002	(6)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery		S + 4.75%	12/26/31		42,218	(211)	(211)	(6) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.08%	S + 4.75%	12/26/31		21,109	4,518	4,517	(6) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.59%	S + 5.00%	07/01/31		31,896	31,442	31,418	(6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.33%	E + 5.00%	07/01/30		8,468	843	833	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery		S + 5.00%	07/01/31		8,468	(59)	(127)	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.33%	E + 5.00%	07/01/31	EUR	7,910	8,374	8,071	(6) (7) (8)
SPX Flow, Inc.	Machinery	7.36%	S + 3.00%	04/05/29		8,262	8,289	8,323
ABG Intermediate Holdings 2 LLC	Media	6.59%	S + 2.25%	12/21/28		13,308	13,414	13,345	(10)
Fleet Midco I Limited	Media	7.58%	S + 2.75%	02/21/31		3,004	3,011	3,019	(7)
Recorded Books Inc. (dba RBMedia)	Media	10.26%	S + 5.75%	09/03/30		76,799	74,800	76,031	(6) (8)
Recorded Books Inc. (dba RBMedia)	Media	10.32%	S + 5.75%	09/03/30		9,013	8,842	8,922	(6) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	08/31/28		6,278	(142)	(63)	(6) (8) (9)
Virgin Media Bristol, LLC	Media	7.76%	S + 3.25%	01/31/29		1,800	1,786	1,788	(7)
Arsenal AIC Parent LLC	Metals & Mining	7.61%	S + 3.25%	08/18/30		13,463	13,567	13,561
Crosby US Acquisition Corp.	Metals & Mining	7.86%	S + 3.50%	08/16/29		2,481	2,494	2,502
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels	7.26%	S + 2.75%	05/17/29		11,690	11,757	11,740	(10)
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels	7.09%	S + 2.50%	04/13/28		23,865	23,971	23,905	(10)
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	6.36%	S + 2.00%	11/22/30		5,283	5,293	5,284
CQP Holdco LP	Oil, Gas & Consumable Fuels	6.33%	S + 2.00%	12/31/30		28,008	28,127	28,036	(10)
Epic Y-Grade Services, LP	Oil, Gas & Consumable Fuels	10.34%	S + 5.75%	06/29/29		13,836	13,810	13,847	(10)
Kohler Energy Co LLC	Oil, Gas & Consumable Fuels	8.11%	S + 3.75%	05/01/31		8,528	8,608	8,507	(10)
Oryx Midstream Services Permian Basin, LLC	Oil, Gas & Consumable Fuels	7.51%	S + 3.00%	10/05/28		15,953	16,010	16,033	(10)
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	7.86%	S + 3.50%	05/10/30		2,482	2,483	2,472
Prairie ECI Acquiror LP	Oil, Gas & Consumable Fuels	8.61%	S + 4.25%	08/01/29		3,852	3,850	3,876
Third Coast Infrastructure LLC	Oil, Gas & Consumable Fuels	8.61%	S + 4.25%	09/25/30		13,500	13,488	13,458
Thunder Generation Funding LLC	Oil, Gas & Consumable Fuels	7.33%	S + 3.00%	10/03/31		17,955	18,121	18,050	(10)
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	8.09%	S + 3.50%	02/16/28		12,800	12,910	12,848	(10)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	9.77%	S + 5.25%	09/30/30		24,061	23,454	23,820	(6) (8)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	8.25%	E + 5.25%	09/30/30	EUR	14,971	15,383	15,353	(6) (8)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 5.25%	10/01/29		4,892	(117)	(49)	(6) (8) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	9.77%	S + 5.25%	09/30/30		3,682	2,090	2,131	(6) (8) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 5.25%	09/30/30		3,058	—	(31)	(6) (8) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 5.25%	09/30/30		3,058	(15)	(31)	(6) (8) (9)
Covetrus, Inc.	Pharmaceuticals	9.33%	S + 5.00%	10/13/29		2,551	2,554	2,447
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals	9.63%	S + 5.25%	12/18/31		68,808	67,609	67,604	(6)
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals		S + 5.25%	12/18/31		9,980	(174)	(175)	(6) (9)
Gainwell Acquisition Corp.	Pharmaceuticals	8.43%	S + 4.00%	10/01/27		809	797	782
Amspec Parent, LLC	Professional Services	8.58%	S + 4.25%	12/22/31		43,333	43,117	43,117	(6)
Amspec Parent, LLC	Professional Services		S + 4.25%	12/22/31		6,667	(17)	(17)	(6) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Ankura Consulting Group, LLC	Professional Services	7.84%	S + 3.50%	12/17/31		$11,997	$12,082	$11,997	(10)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29		20,103	19,825	19,802	(6) (8)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29		1,650	1,132	1,130	(6) (8) (9)
iCIMS, Inc.	Professional Services	10.38%	S + 5.75%	08/18/28		34,646	34,242	33,087	(8)
iCIMS, Inc.	Professional Services	10.88%	S + 6.25%	08/18/28		6,000	5,922	5,820	(8)
iCIMS, Inc.	Professional Services	10.34%	S + 5.75%	08/18/28		3,067	576	475	(8) (9)
Westwood Professional Services Inc.	Professional Services	9.08%	S + 4.75%	09/19/31		81,387	80,598	80,574	(6) (8)
Westwood Professional Services Inc.	Professional Services	9.26%	S + 4.75%	09/19/31		24,463	5,581	5,469	(6) (8) (9)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31		12,239	(117)	(122)	(6) (8) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software	9.11%	S + 4.75%	08/29/31		11,830	11,716	11,712	(6) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31		2,366	(11)	(24)	(6) (8) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31		1,479	(14)	(15)	(6) (8) (9)
Aptean, Inc.	Software	9.83%	S + 5.00%	01/30/31		73,890	73,243	73,151	(6) (8)
Aptean, Inc.	Software		S + 5.00%	01/30/31		6,189	(54)	(62)	(6) (8) (9)
Aptean, Inc.	Software	9.32%	S + 5.00%	01/30/31		4,584	1,156	1,160	(6) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.08%	S + 5.75%	07/01/30		8,737	8,554	8,693	(6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30		1,460	(21)	(7)	(6) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.08%	S + 5.75%	07/01/30		573	567	570	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	8.83%	S + 4.50%	07/28/31		28,177	27,908	27,896	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31		6,897	(32)	(69)	(6) (8) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30		3,350	(31)	(33)	(6) (8) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30		1,576	(15)	(16)	(6) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.08%	S + 4.75%	07/14/31		35,400	35,064	35,046	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31		16,857	(79)	(169)	(6) (7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31		6,743	(63)	(67)	(6) (7) (8) (9)
Clover Holdings 2 LLC	Software	8.43%	S + 4.00%	11/01/31		13,500	13,492	13,635	(10)
ConnectWise, LLC	Software	8.09%	S + 3.50%	09/29/28		11,958	11,958	12,020
Crewline Buyer, Inc. (dba New Relic)	Software	11.11%	S + 6.75%	11/08/30		61,726	60,353	60,183	(6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		6,165	(129)	(154)	(6) (8) (9)
Drake Software, LLC	Software	8.61%	S + 4.25%	06/26/31		3,990	3,943	3,860
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.34%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		20,699	20,518	20,492	(6) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.84%	S + 5.25% (Incl. 2.25% PIK)	01/17/31		5,574	5,520	5,518	(6) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.25% (Incl. 2.25% PIK)	01/17/31		2,895	(25)	(29)	(6) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		968	(9)	(10)	(6) (8) (9)
Hyland Software, Inc.	Software	10.36%	S + 6.00%	09/19/30		94,520	93,293	94,520	(6) (8)
Hyland Software, Inc.	Software		S + 6.00%	09/19/29		4,525	(56)	—	(6) (8) (9)
iSolved Inc	Software	7.61%	S + 3.25%	10/15/30		8,381	8,435	8,475	(10)
Kryptona Bidco US, LLC (dba Kyriba)	Software	10.10%	S + 5.75%	12/18/31		99,560	97,577	97,569	(6) (7)
Kryptona Bidco US, LLC (dba Kyriba)	Software	8.61%	E + 5.75%	12/18/31	EUR	23,041	23,413	23,389	(6) (7)
Kryptona Bidco US, LLC (dba Kyriba)	Software		S + 5.75%	12/18/31		10,825	(215)	(216)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
NAVEX TopCo, Inc.	Software	9.88%	S + 5.50%	11/08/30		$45,605	$44,801	$45,491	(6) (8)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28		4,050	(63)	(10)	(6) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.45%	N + 4.75%	05/03/29	NOK	118,100	10,934	10,323	(6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.08%	S + 4.75%	05/03/29		47,793	47,580	47,554	(6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.25%	S + 4.75%	05/03/29		11,166	10,495	10,490	(6) (7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 4.75%	05/03/29		10,582	(46)	(53)	(6) (7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.45%	SN + 4.75%	05/03/29	GBP	5,389	6,756	6,712	(6) (7) (8)
Onyx CenterSource, Inc.	Software	11.24%	S + 6.50%	12/15/28		21,780	21,371	21,780	(6) (8)
Onyx CenterSource, Inc.	Software	11.24%	S + 6.50%	12/15/28		1,650	520	550	(6) (8) (9)
Physician Partners LLC	Software	8.74%	S + 4.00%	12/26/28		809	773	326
Project Boost Purchaser, LLC	Software	8.15%	S + 3.50%	07/16/31		13,510	13,594	13,590	(10)
Quartz Acquireco LLC	Software	7.08%	S + 2.75%	06/28/30		7,971	8,001	8,021
Renaissance Holding Corp.	Software	8.36%	S + 4.25%	04/05/30		99,286	98,716	98,969	(6)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software	9.61%	S + 5.25% (Incl. 2.75% PIK)	09/01/31		40,701	40,313	40,294	(6) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31		11,630	(55)	(116)	(6) (8) (9)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31		4,652	(44)	(47)	(6) (8) (9)
Rubrik, Inc.	Software	11.67%	S + 7.00%	08/17/28		85,514	84,849	85,514	(6) (8)
Rubrik, Inc.	Software	11.67%	S + 7.00%	08/17/28		11,952	11,235	11,325	(6) (8) (9)
Runway Bidco, LLC (dba Redwood Software)	Software	9.33%	S + 5.00%	12/17/31		50,311	49,810	49,808	(6)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		12,500	(62)	(62)	(6) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		6,250	(62)	(62)	(6) (9)
S2P Acquisition Borrower, Inc.	Software		P + 2.25%	12/05/31		7,750	7,804	7,803	(10)
Singlewire Software, LLC	Software	9.58%	S + 5.25%	05/10/29		17,415	16,988	17,241	(6) (8)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29		3,226	(71)	(32)	(6) (8) (9)
UKG Inc.	Software	7.62%	S + 3.00%	02/10/31		2,211	2,218	2,225
World Wide Technology Holding Co. LLC	Software	6.69%	S + 2.25%	03/01/30		15,962	16,052	15,982	(10)
Zelis Payments Buyer, Inc.	Software		S + 3.25%	11/26/31		4,575	4,592	4,586	(10)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.08%	S + 4.75%	06/02/31		76,832	76,110	76,064	(6) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.16%	S + 4.75%	06/02/31		41,972	16,112	15,966	(6) (8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 4.75%	05/31/30		9,803	(89)	(98)	(6) (8) (9)
Foundation Building Materials Holding Company, LLC	Specialty Retail	8.10%	S + 3.25%	01/31/28		8,968	8,909	8,818	(10)
Harbor Freight Tools USA, Inc.	Specialty Retail	6.90%	S + 2.50%	06/11/31		3,194	3,173	3,146	(10)
Ahead DB Holdings, LLC	Technology Hardware & Equipment	7.83%	S + 3.50%	02/01/31		7,122	7,081	7,160
McAfee, LLC	Technology Hardware & Equipment	7.37%	S + 3.00%	03/01/29		15,993	15,999	15,989	(10)
Peraton Corp.	Technology Hardware & Equipment	8.21%	S + 3.75%	02/01/28		2,469	2,476	2,293
Virtusa Corporation	Technology Hardware & Equipment	7.61%	S + 3.25%	02/15/29		5,965	5,967	6,000
CCI Buyer, Inc.	Telecommunications	8.33%	S + 4.00%	12/17/27		2,499	2,491	2,499
Champ Acquisition Corporation	Textiles, Apparel & Luxury Goods		S + 4.50%	11/25/31		3,775	3,822	3,797	(10)
Fanatics Commerce Intermediate Holdco, LLC	Textiles, Apparel & Luxury Goods	7.72%	S + 3.25%	11/24/28		4,022	4,034	4,012	(10)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.58%	S + 6.25%	09/29/27		43,515	42,791	43,080	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.11%	S + 5.75%	10/07/30		65,653	64,225	64,997	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.11%	S + 5.75%	10/07/30		51,885	35,806	36,280	(6) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.83%	S + 5.50% (Incl. 2.25% PIK)	12/31/29		178,592	176,170	167,877	(6) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.59%	S + 5.50%	12/31/29		20,916	2,648	1,673	(6) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.83%	S + 5.50%	12/31/29		12,562	1,307	648	(6) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.33%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	$112,644	$112,464	$112,081	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	7,953	(7)	(40)	(6) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.58%	S + 5.25%	06/23/31	42,912	42,303	42,483	(6) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.89%	S + 5.25%	06/23/31	23,900	2,159	2,103	(6) (8) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	4,780	(66)	(48)	(6) (8) (9)
Total 1st Lien/Senior Secured Debt						6,693,916	6,693,461
1st Lien/Last-Out Unitranche (13) - 4.9%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.61%	S + 6.25%	12/07/28	$46,916	$46,528	$46,447	(6) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.61%	S + 6.25%	12/07/28	28,084	20,359	20,303	(6) (8) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	10.89%	S + 6.55%	12/06/28	68,000	62,583	62,462	(6) (8) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.96%	S + 6.61%	12/22/28	14,349	14,220	14,205	(6) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.96%	S + 6.61%	12/22/28	8,982	1,556	1,543	(6) (8) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.18%	S + 6.83%	02/01/29	21,998	21,808	21,778	(6) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.19%	S + 6.83%	02/01/29	13,003	2,832	2,810	(6) (8) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.19%	S + 7.00%	08/24/28	46,667	46,163	46,200	(6) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.70%	S + 7.00%	08/24/28	28,333	10,878	10,883	(6) (8) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.21%	S + 3.75%	08/31/28	19,000	15,799	15,828	(6) (8) (9)
Total 1st Lien/Last-Out Unitranche						242,726	242,459
Total United States						$6,936,642	$6,935,920
Total Debt Investments						$7,277,607	$7,268,443

Investment(1) (5)	Industry(2)			Initial Acquisition Date(15)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 0.1%
United States - 0.1%
Common Stock - 0.1%
VisionSafe Parent, LLC	Aerospace & Defense			04/19/24	660	$660	$818	(6) (8) (14)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services			04/26/24	4,554,000	4,554	4,554	(6) (8) (11) (14)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services			03/29/24	20,103,551	—	—	(8) (11) (14)
Total Common Stock						5,214	5,372
Preferred Stock - 0.0%
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services			03/29/24	9,754,188	$3,101	$—	(8) (11) (14)
Total Preferred Stock						3,101	—
Total United States						$8,315	$5,372
Total Equity Securities						$8,315	$5,372
Total Investments - 148.3%						$7,285,922	$7,273,815
Investments in Affiliated Money Market Fund - 9.1%
United States - 9.1%
Goldman Sachs Financial Square Government Fund - Institutional Shares					444,718,184	$444,718	$444,718	(16) (17)
Total United States						$444,718	$444,718
Total Investments in Affiliated Money Market Fund						444,718	444,718
Total Investments and Investments in Affiliated Money Market Fund - 157.4%						$7,730,640	$7,718,533

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 “Investments.”
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), NIBOR ("N"), CORRA ("C"), SARON ("SARON"), BBSW ("B") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2024, the rate for 6 month S was 4.25%, 3 month S was 4.31%, 1 month S was 4.33%, 6 month E was 2.57%, 3 month E was 2.71%, 3 month SN was 4.70%, 3 month N was 4.68%, 3 month C was 3.15%, 3 month SARON was 0.45%, 3 month B was 4.42%, 1 month B was 4.32%, and 3 month P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or "USD”) unless otherwise noted, Euros (“EUR”), Great British Pounds (“GBP”), Australian Dollars (“AUD”), Swiss Franc (“CHF”), Norwegian Kroner (“NOK”), or Canadian Dollars (“CAD”).
(5)
Assets are pledged as collateral for the Revolving Credit Facilities. See Note 6 “Debt.”
(6)
Represents co-investments made with in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, the aggregate fair value of these securities is $878,979 or 11.1% of the Company’s total assets.
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
(10)
Position or portion thereof unsettled as of December 31, 2024.
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
(14)
Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $5,372 or 0.1% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
The annualized seven-day yield as of December 31, 2024 is 4.42%.
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
Debt Investments - 112.4%
Canada - 7.6%
1st Lien/Senior Secured Debt - 7.6%
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
United States - 104.8%
1st Lien/Senior Secured Debt - 93.1%
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

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	$85,514	$84,709	$84,659	(7) (9)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	11,952	1,097	1,088	(7) (8) (9)
Singlewire Software, LLC	Software	11.35%	S + 6.00%	05/10/29	20,052	19,501	19,651	(7) (9)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29	3,226	(87)	(65)	(7) (8) (9)
Zelis Healthcare Corporation	Software	8.97%	S + 3.50%	09/30/26	495	496	495
Foundation Building Materials Holding Company, LLC	Specialty Retail	8.89%	S + 3.25%	01/31/28	990	975	986
Harbor Freight Tools USA, Inc.	Specialty Retail		S + 2.75%	10/19/27	974	962	972	(10)
Highline Aftermarket Acquisition, LLC	Specialty Retail	9.96%	S + 4.50%	11/09/27	248	244	248
Ahead DB Holdings, LLC	Technology Hardware & Equipment		S + 3.75%	10/18/27	1,837	1,767	1,826	(10)
McAfee, LLC	Technology Hardware & Equipment	9.19%	S + 3.75%	03/01/29	347	337	344
Peraton Corp.	Technology Hardware & Equipment	9.21%	S + 3.75%	02/01/28	1,805	1,789	1,807
Presidio Holdings Inc.	Technology Hardware & Equipment	8.98%	S + 3.50%	01/22/27	495	495	495
Virtusa Corporation	Technology Hardware & Equipment	9.21%	S + 3.75%	02/15/29	990	982	989
World Wide Technology Holding Co., LLC	Technology Hardware & Equipment		S + 3.25%	03/01/30	3,579	3,591	3,591	(10)
CCI Buyer, Inc.	Telecommunications	9.35%	S + 4.00%	12/17/27	544	535	542
Sorenson Communications, LLC	Telecommunications	10.97%	S + 5.50%	03/17/26	766	725	762
Fanatics Commerce Intermediate Holdco, LLC	Textiles, Apparel & Luxury Goods	8.72%	S + 3.25%	11/24/28	909	910	903
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.61%	S + 6.25%	09/29/27	43,965	43,548	43,525	(7) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	22,551	15,317	15,222	(8) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	66,149	64,537	64,495	(9)
Total 1st Lien/Senior Secured Debt						1,479,198	1,481,140
1st Lien/Last-Out Unitranche (12) - 10.5%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.61%	S + 6.25%	12/07/28	$46,916	$46,450	$46,447	(9)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services		S + 6.25%	12/07/28	28,084	(278)	(281)	(8) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	11.91%	S + 6.55%	12/06/28	68,000	49,598	49,593	(8) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.73%	S + 6.37%	12/22/28	14,349	14,205	14,205	(9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services		S + 6.37%	12/22/28	8,982	(89)	(90)	(8) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.46%	S + 7.00%	08/24/28	46,667	46,103	46,200	(7) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	28,333	(336)	(284)	(7) (8) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.71%	S + 4.25%	08/31/28	19,000	10,830	10,894	(7) (8) (9)
Total 1st Lien/Last-Out Unitranche						166,483	166,684
2nd Lien/Senior Secured Debt - 1.2%
AWP Group Holdings, Inc.	Commercial Services & Supplies		S + 8.75%	12/23/30	$4,545	$(43)	$(80)	(7) (8)
AWP Group Holdings, Inc.	Commercial Services & Supplies	14.11%	S + 8.75%	12/23/30	4,545	4,457	4,466	(7) (9)
AWP Group Holdings, Inc.	Commercial Services & Supplies	14.20%	S + 8.75%	12/23/30	15,909	15,602	15,631	(7)
Total 2nd Lien/Senior Secured Debt						20,016	20,017
Total United States						$1,665,697	$1,667,841
Total Debt Investments						$1,782,641	$1,788,119
Total Investments - 112.4%						$1,782,641	$1,788,119

Investment (1) (5)					Shares (4)	Cost	Fair Value	Footnotes
Investments in Affiliated Money Market Fund - 4.2%
Goldman Sachs Financial Square Government Fund - Institutional Shares					65,977,319	$65,977	$65,977	(13) (14)
Total Investments in Affiliated Money Market Fund						65,977	65,977
Total Investments and Investments in Affiliated Money Market Fund - 116.6%						$1,848,618	$1,854,096

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
(5)
Assets are pledged as collateral for the Revolving Credit Facilities (as defined below). See Note 6 “Debt.”
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, the aggregate fair value of these securities is $120,278 or 6.3% of the Company’s total assets.
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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. ORGANIZATION

Goldman Sachs Private Credit Corp. (f/k/a Goldman Sachs Loan Fund LLC and Goldman Sachs Private Credit Fund LLC) (the "Company", which term refers to either Goldman Sachs Private Credit Corp. or Goldman Sachs Private Credit Corp., together with its consolidated subsidiaries, as the context may require) is a Delaware corporation formed on March 25, 2022 that elected to be treated, and expects to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and has elected to be treated as a business development company (“BDC”) under the Investment Company Act. On April 6, 2023, the Company elected to be regulated as a BDC, converted from a Delaware limited liability company into a Delaware corporation and commenced operations.

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

Certain prior period information has been conformed to the current period presentation and has no effect on the Company’s consolidated financial position or consolidated results of operations as previously reported.

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

	For the Year Ended December 31,		For the period from March 25, 2022 (inception) to December 31,
	2024	2023	2022
Prepayment premiums	$1,760	$—	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$9,403	$148	$—

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2024, the Company did not have any investments on non-accrual status. As of December 31, 2023, the Company had an investment held in one portfolio company on non-accrual status, which represented 1.5% and 1.2% of the total investments (excluding investments in money market fund, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of December 31, 2024 and December 31, 2023, the Company held an aggregate cash balance of $120,377 and $19,325. Foreign currency of $9,660 and $2,025 (acquisition cost of $9,896 and $1,965) is included in cash as of December 31, 2024 and December 31, 2023.

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

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2023. So long as the Company maintains its qualification for tax treatment as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any investment company taxable income or net capital gain that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

Segment Reporting

As described under ASC 280 – Segment reporting, the Company operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in net assets from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as "Total assets" and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the CODM; and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. For further information, see Note 2 “Significant Accounting Policies—Segment Reporting.”

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The Company has elected early adoption of this standard and the adoption did not affect the Company’s consolidated financial statements.

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

For the year ended December 31, 2024, Management Fees amounted to $40,310 and the Investment Adviser voluntarily agreed to waive $10,861. As of December 31, 2024, $5,067 remained payable. For the year ended December 31, 2023, Management Fees amounted to $8,062 and the Investment Adviser contractually waived $3,726.

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

For the year ended December 31, 2024, Incentive Fees based on income amounted to $41,003, and the Investment Adviser voluntarily waived $13,932. As of December 31, 2024, $7,039 remained payable. For the year ended December 31, 2023 Incentive Fees based on income amounted to $7,340, and the Investment Adviser contractually waived $3,086.

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

For the year ended December 31, 2024, the Company accrued Incentive Fees based on capital gains under GAAP of $(492), which were not realized. For the year ended December 31, 2023, the Company accrued Incentive Fees based on capital gains under GAAP of $492, which were not realized.

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

For the year ended December 31, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $3,340. As of December 31, 2024, $1,149 remained payable. For the year ended December 31, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $744. For the period from March 25, 2022 (inception) to December 31, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $0.

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

For the year ended December 31, 2024, the Company incurred expenses for services provided by the Transfer Agent of $1,571. As of December 31, 2024, $553 remained payable. For the year ended December 31, 2023, the Company incurred expenses for services provided by the Transfer Agent of $321. For the period from March 25, 2022 (inception) to December 31, 2022, the Company incurred expenses for services provided by the Transfer Agent of $0.

Affiliates

As of December 31, 2024 and December 31, 2023, affiliates of the Investment Adviser owned 25.6% and 12.9% of the Shares.

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$65,977	$6,362,920	$(5,984,179)	$—	$—	$444,718	$17,096
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	25,565	(650)	—	(64)	24,851	1,512
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	26,264	(9)	—	(3,876)	22,379	2,332
Total Non-Controlled Affiliates	$65,977	$6,414,749	$(5,984,838)	$—	$(3,940)	$491,948	$20,940
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$—	$1,920,665	$(1,854,688)	$—	$—	$65,977	$4,156
Total Non-Controlled Affiliates	$—	$1,920,665	$(1,854,688)	$—	$—	$65,977	$4,156

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2024 and December 31, 2023, there were $1,018 and $1,062, respectively, included within accrued expenses and other liabilities, and $0 and $582, respectively, included within interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

Placement Agent Agreement

The Company has entered into an agreement with GS & Co. (the “Placement Agent”), pursuant to which GS & Co. will assist the Company in conducting the Offering. GS & Co. has entered into or will enter into sub-placement agreements with various sub-placement agents to assist in conducting the Offering. Stockholder servicing and/or distribution fees will be payable to the Placement Agent. The Placement Agent may also be compensated by the Investment Adviser, in its discretion, for certain services, including promotional and marketing support, stockholders servicing, operational and recordkeeping, sub-accounting, networking or administrative services. These payments are made out of the Investment Adviser’s own resources and/or assets, including from the revenues or profits derived from the advisory fees the Investment Adviser receives from the Company.

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

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the year ended December 31, 2024 and December 31, 2023.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company broke escrow:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
For the Year Ended December 31, 2024
January 31, 2024	$2,759	$—	$2,759
February 29, 2024	3,248	—	3,248
March 31, 2024	898	—	898
April 30, 2024	1,076	—	1,076
June 30, 2024	2,077	—	2,077
July 31, 2024	1,149	—	1,149
August 31, 2024	1,110	—	1,110
September 30, 2024	1,197	—	1,197
October 31, 2024	1,235	—	1,235
November 30, 2024	1,170	—	1,170
December 31, 2024	1,905	—	1,905
Total	$17,824	$—	$17,824
For the Year Ended December 31, 2023
April 30, 2023	$1,552	$—	$1,552
May 31, 2023	—	—	—
June 30, 2023	315	—	315
July 31, 2023	722	—	722
August 31, 2023	273	—	273
September 30, 2023	157	—	157
October 31, 2023	1,457	—	1,457
November 30, 2023	1,574	—	1,574
December 31, 2023	350	—	350
Total	$6,400	$—	$6,400

For the year ended December 31, 2024 and December 31, 2023, the Investment Adviser agreed to advance $17,824 and $6,400, which have been included within Expense support in the Consolidated Statements of Operations. As of December 31, 2024, unreimbursed Expense Payments were $24,224.

In addition, the Investment Adviser agreed to advance all of the organization, offering and other operating expenses on behalf of the Company through the Initial Issuance Date. For the year ended December 31, 2023 and for the period from March 25, 2022 (inception) to December 31, 2022, the Investment Adviser agreed to advance $527 and $985, which have been included within the Expense support in the Consolidated Statements of Operations. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by the Company and have been included within Reimbursable expenses previously borne by Investment Adviser in the Consolidated Statements of Operations. For the year ended December 31, 2023, such amount was $1,512.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$7,014,260	$7,006,800	$1,596,142	$1,601,418
1st Lien/Last-Out Unitranche	263,347	261,643	166,483	166,684
2nd Lien/Senior Secured Debt	—	—	20,016	20,017
Preferred Stock	3,101	—	—	—
Common Stock	5,214	5,372	—	—
Total investments	$7,285,922	$7,273,815	$1,782,641	$1,788,119

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2024			December 31, 2023
Industry	Fair Value		Net Assets	Fair Value		Net Assets
Software	14.2%		21.1%	24.4%		27.4%
Commercial Services & Supplies	7.9		11.8	3.3		3.7
Machinery	7.7		11.5	0.1		0.2
Financial Services	7.2		10.6	7.5		8.4
Health Care Providers & Services	6.0		8.9	4.2		4.7
Trading Companies & Distributors	5.9		8.7	4.5		5.0
Food Products	4.4		6.5	0.1		0.1
Insurance	4.2		6.3	2.1		2.4
Diversified Consumer Services	4.1		6.0	6.0		6.7
Professional Services	3.8		5.6	4.4		5.0
IT Services	3.5		5.2	2.2		2.5
Wireless Telecommunication Services	3.3		4.9	9.3		10.5
Chemicals	3.2		4.7	7.0		7.9
Construction & Engineering	2.3		3.5	0.4		0.4
Oil, Gas & Consumable Fuels	2.2		3.2	0.4		0.5
Building Products	2.0		2.9	0.8		0.9
Containers & Packaging	1.9		2.9	0.4		0.4
Health Care Equipment & Supplies	1.9		2.8	0.2		0.2
Pharmaceuticals	1.5		2.3	2.2		2.5
Specialty Retail	1.4		2.1	0.1		0.1
Media	1.4		2.1	4.4		5.0
Distributors	1.1		1.6	2.5		2.8
Consumer Staples Distribution & Retail	1.0		1.5	3.6		4.0
Health Care Technology	0.9		1.4	—		—
Aerospace & Defense	0.9		1.4	2.0		2.3
Leisure Products	0.9		1.3	1.6		1.8
Hotels, Restaurants & Leisure	0.7		1.1	—		—
Textiles, Apparel & Luxury Goods	0.7		1.0	2.5		2.8
Automobile Components	0.7		1.0	0.3		0.3
Electrical Equipment	0.7		1.0	—		—
Energy Equipment & Services	0.5		0.7	—		—
Technology Hardware & Equipment	0.4		0.6	0.5		0.6
Diversified Financial Services	0.4		0.5	—		—
Metals & Mining	0.2		0.3	—		—
Entertainment	0.2		0.3	0.1		0.1
Electric Utilities	0.2		0.3	0.1		0.1
Ground Transportation	0.1		0.2	—	(1)	—	(1)
Life Sciences Tools & Services	0.1		0.1	—		—
Household Products	0.1		0.1	—		—
Household Durables	0.1		0.1	0.1		0.1
Capital Goods	0.1		0.1	—		—
Telecommunications	—	(1)	0.1	0.1		0.1
Automobiles	—		—	2.6		2.9
Semiconductors & Semiconductor Equipment	—		—	—	(1)	—	(1)
Total	100.0%		148.3%	100.0%		112.4%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2024	December 31, 2023
United States	95.4%	93.3%
Canada	2.2	6.7
United Kingdom	2.1	—
Switzerland	0.3	—
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$3,711,830	Discounted cash flows	Discount Rate	7.4% — 14.1%	9.7%
1st Lien/Last-Out Unitranche	261,643	Discounted cash flows	Discount Rate	6.2% — 11.4%	10.5%
Equity
Common Stock	$5,372	Comparable multiples	EV/EBITDA(6)	10.0x — 13.5x	12.9x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$800,680	Discounted cash flows	Discount Rate	9.7% — 11.5%	10.3%
	21,554	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	56,810	Discounted cash flows	Discount Rate	8.9% — 10.7%	10.3%
2nd Lien/Senior Secured Debt	20,017	Discounted cash flows	Discount Rate	—	12.6%

(1)
As of December 31, 2024, included within the fair value of Level 3 assets of $5,398,349 is an amount of $1,419,504 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $3,973,473 or 73.7% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$1,875,466	$5,131,334	$7,006,800	$—	$182,771	$1,418,647	$1,601,418
1st Lien/Last-Out Unitranche	—	—	261,643	261,643	—	—	166,684	166,684
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	20,017	20,017
Preferred Stock	—	—	—	—	—	—	—	—
Common Stock	—	—	5,372	5,372	—	—	—	—
Investments in Affiliated Money Market Fund	444,718	—	—	444,718	65,977	—	—	65,977
Total	$444,718	$1,875,466	$5,398,349	$7,718,533	$65,977	$182,771	$1,605,348	$1,854,096

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2024
1st Lien/Senior Secured Debt	$1,418,647	$4,256,633	$(5,621)	$(7,899)	$(548,536)	$14,715	$3,395	$—	$5,131,334	$(11,309)
1st Lien/Last-Out Unitranche	166,684	96,362	—	(1,906)	—	503	—	—	261,643	(1,906)
2nd Lien/Senior Secured Debt	20,017	1,936	(3)	(1)	(22,533)	584	—	—	—	(1)
Preferred Stock	—	3,101	—	(3,101)	—	—	—	—	—	(3,101)
Common Stock	—	5,214	—	158	—	—	—	—	5,372	158
Total assets	$1,605,348	$4,363,246	$(5,624)	$(12,749)	$(571,069)	$15,802	$3,395	$—	$5,398,349	$(16,159)
For the Year Ended December 31, 2023
1st Lien/Senior Secured Debt	$—	$1,426,846	$4	$2,276	$(12,508)	$2,029	$—	$—	$1,418,647	$2,276
1st Lien/Last-Out Unitranche	—	166,417	—	202	—	65	—	—	166,684	202
2nd Lien/Senior Secured Debt	—	20,000	—	1	—	16	—	—	20,017	1
Total assets	$—	$1,613,263	$4	$2,479	$(12,508)	$2,110	$—	$—	$1,605,348	$2,479

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2024, approximates its carrying value because the Revolving Credit Facilities and the Short-Term Borrowings (as defined below) have variable interest based on selected short-term rates.

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 290% and 741%.

The Company’s outstanding debt was as follows:

	December 31, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(1)	$1,255,000	$92,090	$1,161,893	$1,180,000	$951,720	$228,186
BNPP Revolving Credit Facility(2)	900,000	200,000	700,000	200,000	180,000	20,000
MS Revolving Credit Facility(3)	2,000,000	1,285,000	715,000	—	—	—
Short-Term Borrowings	—	—	—	—	—	—
Total debt	$4,155,000	$1,577,090	$2,576,893	$1,380,000	$1,131,720	$248,186

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,770,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $864,000, in Euros of EUR 153,890, in CAD of CAD 59,500, in GBP of GBP 60,500 and in AUD of AUD 34,500. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $123,000, in Euros of EUR 15,000, in CAD of CAD 117,435, in GBP of GBP 0 and in AUD of AUD 0.
(2)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $700,000. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $20,000.
(3)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $715,000. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $0.

The weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2024 were 6.92% and for the year ended December 31, 2023 was 7.34%. The weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2024 was $1,061,820 and for the year ended December 31, 2023 was $125,116.

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into the Truist Revolving Credit Facility with Truist Bank (“Truist”), as administrative agent (the “Administrative Agent”), the lenders and issuing banks party thereto. The Company has amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023 and May 23, 2024. The total commitments under the Truist Revolving Credit Facility are $1,255,000, of which $950,000 is under a multicurrency sub-facility, $215,000 is under a USD sub-facility and $90,000 is under a term loan tranche as of December 31, 2024. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,770,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 23, 2029.

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

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum stockholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of December 31, 2024, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $13,128 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of December 31, 2024 and December 31, 2023, outstanding deferred financing costs were $9,967 and $8,642.

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Year Ended December 31,		For the period from March 25, 2022 (inception) to December 31,
	2024	2023	2022

Borrowing interest expense	$34,301	$6,726	$—
Facility fees	2,663	2,002	—
Amortization of financing costs	2,160	1,001	—
Total	$39,124	$9,729	$—
Weighted average interest rate *	6.72%	7.34%	0.00%
Average outstanding balance *	$510,310	$123,857	$—

* Weighted average interest rate and average outstanding debt balance were calculated beginning on April 6, 2023, the date on which the Company entered into the Truist Revolving Credit Facility.

BNPP Revolving Credit Facility

On September 28, 2023, SPV Public I entered into BNPP Revolving Credit Facility with BNP Paribas (“BNPP”), as administrative agent, State Street Bank and Trust Company, as collateral agent, the Company, as equityholder and investment advisor, and the lenders party thereto. The Company has amended the BNPP Revolving Credit Facility on numerous occasions between May 30, 2024 and October 31, 2024. The total principal amount of the commitments under the BNPP Revolving Credit Facility are $900,000. The BNPP Revolving Credit Facility also has an accordion provision, subject to the satisfaction of various conditions, which could bring total commitments under the BNPP Revolving Credit Facility to $1,000,000. Proceeds from borrowings under the BNPP Revolving Credit Facility may be used to fund portfolio investments by SPV Public I and to make advances under delayed drawdown collateral assets where SPV Public I is a lender. Any amounts outstanding under the BNPP Revolving Credit Facility must be repaid by November 1, 2027.

Prior to April 30, 2024, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.80% per annum. From April 30, 2024 until October 30, 2024, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.735% per annum. From and after October 31, 2024, advances under the BNPP Revolving Credit Facility bear interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.630% per annum. After the expiration of the reinvestment period on October 31, 2026, the applicable margin on all outstanding advances will increase by 1.00% per annum.

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

The BNPP Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of December 31, 2024, the Company and SPV Public I were in compliance with these covenants.

Costs of $6,130 were incurred in connection with obtaining the BNPP Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BNPP Revolving Credit Facility using the straight-line method. As of December 31, 2024 and December 31, 2023, outstanding deferred financing costs were $5,038 and $1,628.

The below table presents the summary information of the BNPP Revolving Credit Facility:

	For the Year Ended December 31,		For the period from March 25, 2022 (inception) to December 31,
	2024	2023	2022
Borrowing interest expense	$21,487	$68	$—
Facility fees	252	6	—
Amortization of financing costs	938	154	—
Total	$22,677	$228	$—
Weighted average interest rate *	6.85%	7.25%	0.00%
Average outstanding balance *	$313,497	$3,579	$—

* Weighted average interest rate and average outstanding debt balance were calculated beginning on September 28, 2023, the date on which the Company entered into the BNPP Revolving Credit Facility.

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street entered into a revolving credit facility with Morgan Stanley Senior Funding, Inc. (“MS”), as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as transferor and servicer, and the lenders party thereto, in an initial principal amount of $1,000,000 (the “Tranche A Advances”). The Company amended the MS Revolving Credit Facility on October 24, 2024 (the “MS Facility First Amendment”). The MS Facility First Amendment, among other things, created a second tranche of commitments in the amount of $1,000,000 (the “Tranche B Advances”). The total principal amount of the commitments under the MS Revolving Credit Facility is $2,000,000. Proceeds from borrowings under the MS Revolving Credit Facility may be used to, among other things, fund portfolio investments by GSCR Mott Street and to make advances under delayed drawdown collateral assets where GSCR Mott Street is a lender. Any amounts outstanding under the MS Revolving Credit Facility must be repaid by August 9, 2029.

Advances under the MS Revolving Credit Facility initially bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of U.S. dollars is 3-month Term SOFR) plus an applicable margin of (x) for the Tranche A Advances, 2.35% per annum and (y) for the Tranche B Advances, 2.15% per annum. After the expiration of a three-year reinvestment period, the applicable margin on outstanding advances will be (x) for the Tranche A Advances, 2.85% per annum and (y) for the Tranche B Advances, 2.65% per annum.

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

The MS Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of December 31, 2024, the Company and GSCR Mott Street were in compliance with these covenants.

Costs of $15,360 were incurred in connection with obtaining the MS Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the MS Revolving Credit Facility using the straight-line method. As of December 31, 2024 and December 31, 2023, outstanding deferred financing costs were $14,443 and $0.

The below table presents the summary information of the MS Revolving Credit Facility:

	For the Year Ended December 31,		For the period from March 25, 2022 (inception) to December 31,
	2024	2023	2022

Borrowing interest expense	$14,216	$—	$—
Facility fees	799	—	—
Amortization of financing costs	917	—	—
Total	$15,932	$—	$—
Weighted average interest rate *	7.22%	—%	0.00%
Average outstanding balance *	$497,298	$—	$—

* Weighted average interest rate and average outstanding debt balance were calculated beginning on August 9, 2024, the date on which the Company entered into the MS Revolving Credit Facility.

Short-Term Borrowings

From time to time, the Company may engage in sale/buy-back agreements with Macquarie Bank Limited (“Macquarie”), which are a type of secured borrowing. The amount, interest rate and terms of these agreements will be individually negotiated on a transaction-by-transaction basis. Each transaction (each, a “Short-Term Borrowing”) is intended to finance an underlying investment of the Company. Under each Short-Term Borrowing, the Company remains the lender of record of the relevant underlying investment for the duration of such transaction but the Company sells to Macquarie a participation interest in such underlying investment and concurrently enters into an agreement to repurchase from Macquarie the same participation interest at an agreed-upon price (which price includes the interest on such borrowing) at a future date. The future repurchase date will not be later than 90 days from the date it was sold to Macquarie (unless such 90-day date is mutually extended by the Company and Macquarie).

To secure the Company’s obligations under each Short-Term Borrowings, the Company grants to Macquarie a back-up security interest in the Company's underlying investment associated with the particular borrowing. The carrying value of investments subject to such security interest were $0 and $0 as of December 31, 2024 and December 31, 2023, respectively.

In accordance with ASC 860, Transfers and Servicing, the Short-Term Borrowings meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party, which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The Company’s obligation is secured by the respective investment that is the subject of the relevant Short-Term Borrowing. Interest expense associated with the Short-Term Borrowings is reported on the Company’s Consolidated Statements of Operations within Interest and other debt expense. As of December 31, 2024, the Company had $0 payable, associated with the Short-Term Borrowings that were entered into on July 30, 2024 and repurchased on November 27, 2024.

	For the Year Ended December 31,		For the period from March 25, 2022 (inception) to December 31,
	2024	2023	2022

Borrowing interest expense	$3,434	$—	$—
Total	$3,434	$—	$—
Weighted average interest rate *	8.38%	—%	0.00%
Average outstanding balance *	$96,802	$—	$—

* Weighted average interest rate and average outstanding debt balance were calculated beginning on July 30, 2024, the date on which the Company entered into the Short-Term Borrowings.

7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	December 31, 2024	December 31, 2023
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$6,781	$—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	10,440	—
Advarra Holdings, Inc.	7,087	—
AI Titan Parent, Inc. (dba Prometheus)	3,845	—
Amspec Parent, LLC	6,667	11,811
Aptean, Inc.	9,567	—
AQ Sunshine, Inc. (dba Relation Insurance)	20,472	9,441
Ark Data Centers, LLC	45,717	—
Arrow Buyer, Inc. (dba Archer Technologies)	1,460	2,037
Artifact Bidco, Inc. (dba Avetta)	11,823	—
ASM Buyer, Inc.	14,000	97,568
Aurora Acquireco, Inc. (dba AuditBoard)	23,600	—
Bamboo US BidCo LLC (aka Baxter)	12,522	8,309
Blast Bidco Inc. (dba Bazooka Candy Brands)	7,366	7,366
Buffalo Merger Sub, LLC (dba Oliver Packaging)	8,719	—
Charger Debt Merger Sub, LLC (dba Classic Collision)	35,389	—
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	36,250	—
Circustrix Holdings, LLC (dba SkyZone)	642	4,818
Coding Solutions Acquisition, Inc. (dba CorroHealth)	9,139	—
Coretrust Purchasing Group LLC	11,053	11,052
Creek Parent, Inc. (dba Catalent)	9,980	—
Crewline Buyer, Inc. (dba New Relic)	6,165	6,166
CST Buyer Company (dba Intoxalock)	4,310	3,879
DFS Holding Company, Inc.	5,491	5,491
Dwyer Instruments, LLC	26,366	—
Eagle Family Foods Group Holdings, LLC	22,753	—
Easy Mile Fitness, LLC	4,650	—
Engage2Excel, Inc.	495	—
Formulations Parent Corporation (dba Chase Corp)	9,068	9,068
Frontgrade Technologies Holdings Inc.	3,689	3,689
Fullsteam Operations LLC	35,960	15,230
Galway Holdings, LP	8,069	—
Geotechnical Merger Sub, Inc.	17,738	—
GovDelivery Holdings, LLC (dba Granicus, Inc.)	3,863	—
GPS Phoenix Buyer, Inc. (dba Guidepoint)	15,659	15,660
Groundworks, LLC	—	942
Hamilton Thorne, Inc.	12,695	—
Harrington Industrial Plastics, LLC	15,086	6,765
HealthEdge Software, Inc.	4,580	—
Highfive Dental Holdco, LLC	979	6,855
Hyland Software, Inc.	4,525	4,525
iCIMS, Inc.	2,454	9,405
iWave Information Systems, Inc.	2,391	2,391
Kene Acquisition, Inc. (dba Entrust)	22,173	—
Kryptona Bidco US, LLC (dba Kyriba)	10,825	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	319	—
Mandrake Bidco, Inc. (dba Miratech)	5,910	—
NAVEX TopCo, Inc.	4,050	4,050
NCWS Intermediate, Inc. (dba National Carwash Solutions)	29,149	—
Netsmart Technologies, Inc.	47,843	—
Northstar Acquisition HoldCo, LLC (dba n2y)	11,202	—
Onyx CenterSource, Inc.	1,100	1,100
Orthrus Limited (dba Ocorian)	3,031	—
Precinmac, LP	63,690	—

	Unfunded Commitment Balances (1)
	December 31, 2024	December 31, 2023
Project Accelerate Parent, LLC (dba ABC Fitness)	5,000	—
Prophix Software Inc. (dba Pound Bidco)	7,756	—
PT Intermediate Holdings III, LLC (dba Parts Town)	7,953	—
QBS Parent, Inc. (dba Quorum Software)	3,820	—
Recochem, Inc	14,807	17,821
Recorded Books Inc. (dba RBMedia)	6,278	6,278
Rock Star Mergersub LLC (dba Triumvirate Environmental)	47,488	—
Rocky Debt Merger Sub, LLC (dba NContracts)	16,282	10,788
Rotation Buyer, LLC (dba Rotating Machinery Services)	58,598	—
Rubrik, Inc.	627	10,744
Runway Bidco, LLC (dba Redwood Software)	18,750	—
Singlewire Software, LLC	3,226	3,226
Solar Holdings Bidco Limited (dba SLR Consulting)	19,046	—
Solaris (dba Urology Management Holdings, Inc.)	—	3,123
Sonar Acquisitionco, Inc. (dba SimPRO)	29,434	—
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	15,976	—
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	16,326	—
Superior Environmental Solutions	6,878	2,298
Superman Holdings, LLC (dba Foundation Software)	13,262	—
Trader Corporation	—	3,516
Tropical Bidco, LLC (dba Tropical Cheese)	14,615	—
Trystar, LLC	18,837	—
United Flow Technologies Intermediate Holdco II, LLC	26,338	—
UP Acquisition Corp. (dba Unified Power)	—	3,378
US Signal Company, LLC	13,579	—
USA DeBusk, LLC	34,430	—
Valet Waste Holdings, Inc. (dba Valet Living)	13,040	—
VASA Fitness Buyer, Inc.	1,306	3,047
VisionSafe Holdings, Inc.	1,320	—
Westwood Professional Services Inc.	30,988	—
Zeus Company, Inc.	18,270	—
Total 1st Lien/Senior Secured Debt	$1,163,027	$311,837
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$7,500	$28,084
Esperanto BidCo AG (dba BSI Software)	26,541	—
K2 Towers III, LLC	4,858	17,727
Skyway Towers Intermediate LLC	7,349	8,983
Tarpon Towers II LLC	10,063	—
Thor FinanceCo LLC (dba Harmoni Towers)	17,167	28,333
Towerco IV Holdings, LLC	2,982	7,916
Total 1st Lien/Last-Out Unitranche	$76,460	$91,043
2nd Lien/Senior Secured Debt
AWP Group Holdings, Inc.	$—	$4,546
Total 2nd Lien/Senior Secured Debt	$—	$4,546
Total	$1,239,487	$407,426

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

The Investment Adviser agreed to bear all of the Company’s expenses through the Initial Issuance Date. The Company was obligated to reimburse the Investment Adviser for such advanced expenses upon breaking escrow in connection with the initial closing of the private offering of the Shares, and the Investment Adviser requested reimbursement of these expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement.

8. NET ASSETS

The Company has the authority to issue up to 1,000,000,000 Shares, 1,000,000,000 shares of Class D common stock, par value $0.001 per share, 1,000,000,000 shares of Class S common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Year Ended December 31, 2024
January 1, 2024	13,232,488	$333,459
February 1, 2024	6,122,455	154,286
March 1, 2024	7,852,924	197,815
April 1, 2024	9,027,996	228,589
May 1, 2024	9,154,226	231,693
June 1, 2024	10,422,835	263,698
July 1, 2024	9,092,364	230,128
August 1, 2024	11,342,035	287,067
September 1, 2024	13,089,896	331,043
October 1, 2024	12,653,161	319,998
November 1, 2024	12,381,902	312,643
December 1, 2024	14,755,235	372,570
Total	129,127,517	$3,262,989
Share Issue Date	Shares Issued	Proceeds Received
For the Year Ended December 31, 2023
April 6, 2023	10,081,173	$252,029
May 1, 2023	3,019,897	75,891
June 1, 2023	5,708,842	143,577
July 1, 2023	7,434,246	187,492
August 1, 2023	9,176,536	231,524
September 1, 2023	7,062,817	177,983
October 1, 2023	5,449,648	137,495
November 1, 2023	6,652,004	167,298
December 1, 2023	7,592,831	191,111
Total	62,177,994	$1,564,400

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

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Year Ended December 31, 2024
November 1, 2023	January 31, 2024	February 29, 2024	$0.21		284,014
February 27, 2024	February 29, 2024	March 28, 2024	$0.21		303,114
February 27, 2024	March 28, 2024	April 26, 2024	$0.21		328,736
February 27, 2024	April 30, 2024	May 28, 2024	$0.21		358,447
May 1, 2024	May 31, 2024	June 26, 2024	$0.21		396,199
May 1, 2024	June 28, 2024	July 26, 2024	$0.21		421,156
May 1, 2024	July 31, 2024	August 27, 2024	$0.21		440,968
August 8, 2024	August 30, 2024	October 4, 2024	$0.21		481,425
August 8, 2024	September 30, 2024	October 28, 2024	$0.21		481,001
August 8, 2024	October 31, 2024	November 29, 2024	$0.21	(1)	502,832
November 7, 2024	November 29, 2024	January 6, 2025	$0.21		573,398
November 7, 2024	December 31, 2024	January 28, 2025	$0.21		644,775
For the Year Ended December 31, 2023
April 26, 2023	April 28, 2023	May 30, 2023	$0.17		26,481
May 3, 2023	May 31, 2023	June 28, 2023	$0.21		40,267
May 3, 2023	June 30, 2023	July 28, 2023	$0.21		62,222
May 3, 2023	July 31, 2023	August 29, 2023	$0.21		93,814
August 2, 2023	August 31, 2023	September 28, 2023	$0.21		141,357
August 2, 2023	September 29, 2023	October 30, 2023	$0.21		174,596
August 2, 2023	October 31, 2023	November 29, 2023	$0.21		194,766
November 1, 2023	November 30, 2023	December 28, 2023	$0.21		228,739
November 1, 2023	December 29, 2023	January 30, 2024	$0.21		248,712

(1)
$0.03 is considered capital gain distribution.

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

The following table presents the share repurchases completed during the year ended December 31, 2024:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3)	Number of Shares Repurchased
February 16, 2024	March 15, 2024	5.0%	$25.32	$394	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	12,989	513,509
August 26, 2024	September 23, 2024	5.0%	$25.29	27,085	1,072,190
November 25, 2024	December 23, 2024	5.0%	$25.22	25,566	1,014,365
Total				$66,034	2,615,615

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

There were no repurchases of the Shares for the year ended December 31, 2023 and for the period from March 25, 2022 (inception) to December 31, 2022.

9. EARNINGS PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings per Share:

	For the Year Ended December 31,
	2024	2023

Net increase in net assets from operations	$321,791	$67,777
Weighted average shares outstanding	129,477,228	35,380,606
Basic and diluted earnings (loss) per share	$2.49	$1.92

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

There were no Shares issued for the period from March 25, 2022 (inception) to December 31, 2022.

10. TAX INFORMATION

The tax character of distributions was as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Distributions paid from:
Ordinary Income	$320,664	$65,578
Net Long-Term Capital Gains	5,253	—
Total Taxable Distributions	$325,917	$65,578

The components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2024	December 31, 2023
Undistributed Ordinary Income - net	$1,601	$1,310
Undistributed Long-Term Capital Gains	1,355	—
Total Undistributed Earnings	$2,956	$1,310
Capital Loss Carryforward
Perpetual Short-Term	$—	$(584)
Timing Differences (Incentive Fees)	—	(492)
Unrealized Earnings (Losses)—net	(4,873)	1,965
Total Accumulated Earnings (Losses)—net	$(1,917)	$2,199

The Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2024	December 31, 2023
Tax cost	$7,734,384	$1,848,619
Gross unrealized appreciation	33,822	12,576
Gross unrealized depreciation	(38,695)	(10,611)
Net unrealized investment appreciation (depreciation)	$(4,873)	$1,965

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to wash sales and differences in the tax treatment of material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from differences in the tax treatment of underlying fund investments. For the years ended December 31, 2024 and December 31, 2023, the Company reclassified ($10) and $0 from total distributable earnings to paid-in capital in excess of par.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	December 31, 2024	December 31, 2023
Net increase in net assets resulting from operations	$321,791	$67,777
Adjustments:
Net unrealized (gains)	3,094	(1,965)
Income not currently taxable	10	—
Expenses not currently deductible	75	492
Expenses for tax but not for book	(492)	—
Realized gain (loss) differences	3,084	—
Taxable income net of capital loss carryforward	$327,562	$66,304
Capital loss carryforward	—	584
Taxable income(1)	$327,562	$66,888

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

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Year Ended December 31,		For the Year Ended December 31,
	2024		2023
Per Common Share Data(1):
NAV, beginning of period	$25.20		$25.00
Net investment income	2.54		1.80
Net realized and unrealized gains (losses)(2)	—	(3)	0.25
Net increase in net assets from operations(2)	$2.54		$2.05
Distributions to common stockholders	(2.52)		(1.85)
Distributions to preferred stockholders	—		—	(3)
Total increase in net assets	$0.02		$0.20
NAV, end of period	$25.22		$25.20
Shares outstanding, end of period	194,480,997		63,140,236
Weighted average shares outstanding	129,477,228		35,380,606
Total return based on NAV(4)	10.53%		8.47%
Supplemental Data/Ratio(5):
Net assets, end of period	$4,905,704		$1,590,837
Ratio of net expenses to average net assets	3.99%		3.43%
Ratio of net expenses before voluntary waivers to average net assets	4.75%		3.43%
Ratio of net expenses (without net incentive fees and interest and other debt expenses) to average net assets	0.70%		1.10%
Ratio of interest and other debt expenses to average net assets	2.48%		1.51%
Ratio of net incentive fees to average net assets	0.81%		0.82%
Ratio of total expenses to average net assets	5.30%		4.97%
Ratio of net investment income to average net assets	10.05%		9.24%
Portfolio turnover	20%		21%

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

January, February and March Subscriptions

On January 1, 2025, the Company received $584,891 of proceeds relating to the issuance of 23,191,555 Shares. Included in the aforementioned proceeds is $70,872 that the Company received from affiliates of the Investment Adviser.

On February 1, 2025, the Company received $378,834 of proceeds relating to the issuance of 15,021,187 Shares. Included in the aforementioned proceeds is $120,748 that the Company received from affiliates of the Investment Adviser.

On March 1, 2025, the Company received $320,487 of proceeds relating to the issuance of Shares. Included in the aforementioned proceeds is $76,585 that the Company received from an affiliate of the Investment Adviser.

BNPP Revolving Credit Facility Amendment

On January 31, 2025, SPV Public I entered into the Third Amendment (the “Third Amendment”) to the BNPP Revolving Credit Facility. The Third Amendment, among other things, (i) increased the aggregate maximum facility amount from $900 million to $1.1 billion, (ii) extended the end of the period in which the Company may make borrowings under the BNPP Revolving Credit Facility from October 31, 2026 to January 31, 2027, (iii) extended the final maturity date of the facility from November 1, 2027 to January 31, 2028, and (iv) as of the first interest period following January 31, 2025, reduced the margin applicable to advances from 1.630% per annum to 1.615% per annum, which applicable margin shall increase to 2.615% per annum after the expiration of the reinvestment period.

Tender Offer

On February 24, 2025, the Company commenced a tender offer, pursuant to which the Company offered to repurchase up to 9,724,049 Shares tendered prior to March 21, 2025.

Distributions

On February 26, 2025, the Board of Directors declared monthly distributions from the Company's taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
February 28, 2025	March 27, 2025
March 31, 2025	April 28, 2025
April 30, 2025	May 28, 2025

Goldman Sachs Private Credit Corp. – Tax Information (unaudited)

During the year ended December 31, 2024, the Company designated 89.07% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2024, the Company designated 96.70% of the dividends paid from net investment company taxable income as Section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $5,252,655, or if different, the maximum amount allowable, as capital gain dividends paid during the year ended December 31, 2024.

OTHER INFORMATION (unaudited)

Effective from April 12, 2016 and solely for the purpose of marketing the Company in the United Kingdom (“UK”), the Investment Adviser identified itself as the alternative investment fund manager (“AIFM”) of the Company. As an AIFM, the Investment Adviser is responsible for complying with the provisions of the Alternative Investment Fund Managers Regulations, 2013, as amended by the Alternative Investment Managers (Amendment, etc.) (EU Exit) Regulations 2019which implement the Alternative Investment Fund Managers Directive (Directive 2011/61/EU) (the “Directive”) into UK law.

In accordance with these rules, the AIFM is required to make available an annual report for the financial year of the Company, containing certain disclosures as set out in Article 22 and 23 of the Directive. The disclosures set out below are included to satisfy these requirements as they have not been disclosed elsewhere in this annual report on Form 10-K.

I. Remuneration

The following disclosures are made in accordance with Article 107 of the EU Commission Delegated Regulation (EU) 231/2013 in respect of the AIFM, which is part of GS Group Inc. GS Group Inc.’s global remuneration philosophy, structure and process for setting remuneration generally applies to employees of the AIFM in the same manner as other employees globally. References to the “firm” and “we” throughout this disclosure include GS Group Inc. and the AIFM and any subsidiaries and affiliates.

a. Remuneration Program Philosophy

The remuneration philosophy and the objectives of the remuneration program for the firm, including the AIFM are reflected in GS Group Inc.’s Compensation principles as posted on the Goldman Sachs public website (http://www.goldmansachs.com/investor relations/corporate governance/corporate governance-documents/compensation-principles.pdf) which includes the following:

1.
We pay for performance – this is an absolute requirement under our compensation program and inherent in our culture.
2.
We structure compensation, especially at senior levels, to align with GS Group Inc.’s stockholders’ long-term interests.
3.
We use compensation as an important tool to attract, retain and motivate talent.
4.
We align total compensation with corporate performance over the period.

The AIFM’s remuneration program is intended to be flexible enough to allow responses to changes in market conditions, but grounded in a framework that maintains effective remuneration practices.

b. Remuneration Governance

GS Group Inc.’s global process for setting variable remuneration (including the requirement to consider risk and compliance issues) applies to employees of the AIFM in the same way as to employees of other entities and in other regions and is subject to oversight by the senior management of the firm in the region.

c. Link Between Pay and Performance

Annual remuneration for employees is generally comprised of salary and variable remuneration. The AIFM’s remuneration practices provide for variable remuneration determinations to be made on a discretionary basis. Variable remuneration is based on multiple factors and is not set as a fixed percentage of revenue or by reference to any other formula. Firmwide performance is a key factor in determining variable remuneration.

d. Performance Measurement

Year-end variable remuneration is determined through a discretionary process that relies on certain qualitative and quantitative metrics against which we assess performance at year-end. We do not set specific goals, targets or other objectives for purposes of determining year-end variable remuneration nor do we set an initial remuneration pool that is adjusted for any such goals, targets or other objectives. Such metrics are not formulaic nor given any specific weight. In addition, employees are evaluated annually as part of the “360 degree” feedback process.

e. Risk Adjustment

Prudent risk management is a hallmark of both the firm’s and AIFM’s culture and sensitivity to risk and risk management are key elements in assessing employee performance, including as part of the “360 degree” feedback process noted above.

We take risk into account in setting the amount and form of variable remuneration for employees. We provide guidelines to assist compensation managers when applying discretion during the remuneration process to promote consistent consideration of the different risks presented. Further, to ensure the independence of control function employees, remuneration for those employees is not determined by individuals in revenue-producing positions but rather by the management of the relevant control function.

f. Structure of Remuneration

1.
Fixed Remuneration
2.
Variable Remuneration: For employees with total remuneration above a specific threshold, variable remuneration is generally paid in a combination of cash and equity-based remuneration. In general, the portion paid in the form of an equity-based award increases as variable remuneration increases and, for AIFM Remuneration Code Staff, is set to ensure compliance with Principle 5 (e) and (f) of the AIFM Remuneration Code.

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2024:

Total remuneration for the financial year ending 31 December 2024 paid by the AIFM to 138 staff in respect of the management of the assets of the Company	US $17,500,991, made up of: • US $6,186,906 fixed remuneration • US $11,314,085 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $9,193,419
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $8,307,572

The remuneration figures above:

1.
relate to the proportion of time spent by those staff on the management of the assets of the Company;
2.
relate to the portion of the year for which the Company was subject to the Directive; and
3.
do not include figures for those staff whose activities may impact the Company but who provide services through other affiliates of the AIFM.

II. Risk Management

The current risk profile of the Company and the risk management framework employed by the AIFM to manage those risks are outlined in the partnership agreement and private placement memorandum. The Investment Manager’s risk management function will seek to ensure that the risk profile disclosed to investors is consistent with applicable risk limits, monitor compliance with those risk limits, promptly notify the risk management component of the portfolio management team managing the portfolio of any inconsistency, or risk or inconsistency, between the risk profile and risk limits.

III. Material Changes

Article 22 of the Directive requires disclosure of any material changes in the information listed in Article 23 of the Directive.

In respect of the period ended December 31, 2024, there have been no material changes to the information listed in Article 23 of the Directive.

IV. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

One New York Plaza

New York, NY 10004

USA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 80 of this annual report on Form 10-K.
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

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File no. 814-01627), filed on March 5, 2024).

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

10.11

Notice of Commitment Increase Request, dated as of December 7, 2023, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 10-K (File No. 814-01627), filed on March 5, 2024).

10.12

Third Amendment to Senior Secured Revolving Credit Agreement, dated as of May 23, 2024, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 30, 2024).

10.13

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

10.14

Loan and Servicing Agreement, dated as of August 9, 2024, by and among GSCR Mott Street SPV LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as servicer and as transferor, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01627), filed on November 13, 2024).

10.15

First Amendment to Loan and Servicing Agreement, dated as of October 24, 2024, by and among GSCR Mott Street SPV LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as servicer and as transferor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on October 30, 2024).

10.16

Second Amendment to Revolving Credit and Security Agreement, dated as of October 31, 2024, by and among GS Private Credit SPV Public I LLC, BNP Paribas, as administrative agent, State Street Bank and Trust Company, as collateral agent, and Goldman Sachs Private Credit Corp., as equityholder and investment advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on November 6, 2024).

10.17

Notice of Commitment Increase Request, dated as of November 4, 2024, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on November 6, 2024).

10.18

Notice of Commitment Increase Request, dated as of November 25, 2024, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on November 27, 2024).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 5, 2024).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 5, 2024).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of Goldman Sachs Private Credit Corp.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: March 4, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: March 4, 2025	/s/ David Miller
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2025.

Signature	Title

/s/ Alex Chi Alex Chi	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ David Miller David Miller	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ Stanley Matuszewski Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ John Lanza John Lanza	Principal Accounting Officer

/s/ Timothy J. Leach Timothy J. Leach	Chairperson of the Board of Directors

/s/ Carlos E. Evans Carlos E. Evans	Director

/s/ Ross J. Kari	Director
Ross J. Kari

/s/ Jaime Ardila	Director
Jaime Ardila

/s/ Richard A. Mark	Director
Richard A. Mark

/s/ Susan B. McGee	Director
Susan B. McGee

/s/ Katherine Uniacke	Director
Katherine Uniacke