Form 10-K/A
period 2024-12-31
Goldman Sachs Private Credit Corp.
filed 2025-04-29
CIK 1920145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number
814-01627

Goldman Sachs Private Credit Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	92-3241797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, New York (Address of Principal Executive Offices)	10282 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (312) 655 - 4419
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). YES ☐ NO ☒
As of June 30, 2024, there was no public market for the registrant’s common stock. The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 4, 2025, was 233,971,681. Shares of common stock outstanding exclude March 1, 2025 subscriptions since the issuance price for such shares has not been finalized at such time.
Documents incorporated by reference: None.

EXPLANATORY NOTE
Pursuant to General Instruction G(3) to Form
10-K,
Goldman Sachs Private Credit Corp., Delaware corporation (together with its consolidated subsidiaries, the “Company” “we,” “us” or “our”), is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2024, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2025 (the “Original Report”), to provide the information required by Items 10 through 14 of Part III of Form
10-K.
Accordingly, reference to the Company’s proxy statement in “Documents incorporated by reference” on the cover page has been deleted.
In addition, pursuant to the rules of the SEC, the Company has also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. As such, this Amendment updates, amends and supplements Part IV, Item 15 of the
Form 10-K to
include the filing of new Exhibits 31.1, 31.2 and 31.3, certifications of our
Co-Chief
Executive Officers and Chief Financial Officer, pursuant to
Rule 13a-14(a) of
the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are amending and refiling Item 15(3) of Part IV solely to reflect the inclusion of such certifications. Because no financial statements are contained within this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of
Regulation S-K, paragraphs
3, 4 and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment, we are also not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No other changes have been made to the Original Report. This Amendment does not modify or update in any way disclosures made in the Original Report. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to us after filing of the Original Report, and such forward-looking statements should be read in their historical context. Except as otherwise indicated, this Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report and our filings with the SEC subsequent thereto.

GOLDMAN SACHS PRIVATE CREDIT CORP.

INDEX TO FORM 10-K/A FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2024

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our business and affairs are managed under the direction of our board of directors (the “Board of Directors” or the “Board”). The Board of Directors consists of seven directors (each, a “Director”), six of whom are Independent Directors. “Independent Directors” are directors who (1) are not deemed to be “interested persons,” of the Company (as defined in the Investment Company Act), (2) meet the definition of “independent directors” under the corporate governance standards of the New York Stock Exchange and (3) meet the independence requirements of Section 10A(m)(3) of the Exchange Act. The Board of Directors elects our officers, who serve at the discretion of the Board of Directors. The responsibilities of the Board of Directors include oversight of valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

The Board of Directors’ role in our management is one of oversight. Oversight of our investment activities extends to oversight of the risk management processes employed by our investment adviser, Goldman Sachs Asset Management, L.P. (“Goldman Sachs Asset Management,” “GSAM,” or the “Investment Adviser”), as part of its day-to-day management of our investment activities. The Board of Directors reviews risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of our Investment Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board of Directors’ risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. The Board’s oversight function cannot, however, eliminate all risks or ensure that particular events do not adversely affect the value of the Company’s investments. The Board of Directors also oversees the valuation of our assets.

The Board of Directors has established an Audit Committee, Governance and Nominating Committee, Compliance Committee and Contract Review Committee. The scope of each committee’s responsibilities is discussed in greater detail below.

Timothy J. Leach, an Independent Director, serves as Chairperson (“Chair”) of the Board of Directors. The Board of Directors believes that it is in the best interests of stockholders for Mr. Leach to lead the Board of Directors because of his familiarity with the Company’s portfolio companies, his broad corporate background and experience with financial and investment matters and his significant senior management experience, as described below. Mr. Leach will generally act as a liaison between management, officers and attorneys between meetings of the Board and presides over all executive sessions of the Independent Directors without management. The Board believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual directors and the committees in a manner that enhances effective oversight. The Board also believes that its size creates an efficient corporate governance structure that provides the opportunity for direct communication and interaction between management and the Board.

Board of Directors and Executive Officers

Holders of our common stock will vote together as a class for the election of directors. Under our certificate of incorporation, our Board is divided into three classes with staggered three-year terms. However, the initial members of the three classes have initial terms of one, two and three years, respectively. At each annual meeting of our stockholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified or until his or her earlier death, resignation, removal or disqualification.

In addition, our Board of Directors has adopted policies which provide that (a) no director shall hold office for more than 15 years and (b) a director shall retire as of December 31st of the calendar year in which he or she reaches his or her 74th birthday, unless a waiver of such requirement has been adopted by a majority of the other directors. These policies may be changed by the directors without a stockholder vote.

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age(1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships

Interested Director*

Katherine (“Kaysie”) P. Uniacke (64)	Director since May 2022

Ms. Uniacke is Chair of the Board—Goldman Sachs Asset Management International (2013–Present) and Advisory Director—Goldman Sachs (2013–Present). She was formerly Director—Goldman Sachs Dublin and Luxembourg family of funds (2013-2023).

Director—the Company, Goldman Sachs BDC, Inc., a business development company (“GS BDC”); Silver Capital Holdings LLC, a privately offered business development company (“SCH”); Goldman Sachs Private Middle Market Credit II LLC, a privately offered business development company (“GS PMMC II”); Goldman Sachs Middle Market Lending Corp. II, a privately offered business development company (“GS MMLC II”); Phillip Street Middle Market Lending Fund LLC, a privately offered business development company (“PSLF”); and West Bay BDC LLC, a privately offered business development company (“West Bay”).

Goldman Sachs Asset Management International; GS BDC; SCH; GS PMMC II; GS MMLC II; PSLF; West Bay

Independent Directors

Timothy J. Leach (69)	Chair of the Board of Directors since January 2023 and Director since May 2022

Mr. Leach is retired. He is Chairman, MN8 Energy Inc. (2021–Present); Chairman, Habitat for Humanity of Sonoma County (2019–Present); Director, Habitat for Humanity of Sonoma County (2017–2019); and Chairman, GS Renewable Power LLC (2021-Present). He was formerly Chief Investment Officer, US Bank Wealth Management (2008–2016) and Treasurer and Director, National Committee to Preserve Social Security & Medicare (2014–2019).

Chair — the Company and GS BDC.

Independent Director—GS MMLC II.

Habitat for Humanity of Sonoma County; GS Renewable Power LLC; GS BDC; GS MMLC II

Jaime Ardila (69)	Director since May 2022

Mr. Ardila is retired. He is Director, Accenture plc (2013–Present), Chairperson, Nexa Resources (2019-Present), and Director, Grupo Energía Bogotá (GEB) (2024 – Present). Formerly, he was Director of Ecopetrol (2016–2019); and held senior management positions with General Motors Company (an automobile manufacturer) (1984–1996 and 1998–2016), most recently as Executive Vice President, and President of General Motors’ South America region (2010–2016).

Independent Director — the Company and GS BDC.

Chair of the Board of Directors — SCH, GS PMMC II and PSLF.

Accenture plc (a management consulting services company); Nexa Resources (a mining company); Grupo Energía Bogotá (an electric utility company); GS BDC; SCH; GS PMMC II; PSLF

Carlos E. Evans (73)	Director since May 2022

Mr. Evans is retired. He is Chairman, Highwoods Properties, Inc. (2018–Present); Director, National Coatings and Supplies Inc. (2015–Present); Director, Warren Oil Company, LLC (2016–Present); Director, American Welding & Gas Inc. (2015–Present); and Director, Johnson Management (2015–Present). He was formerly Director, Sykes Enterprises, Inc. (2016–2021).

Independent Director—the Company, GS BDC, GS MMLC II, and West Bay.

Highwoods Properties, Inc. (a real estate investment trust); National Coatings and Supplies Inc.; Warren Oil Company, LLC; American Welding & Gas Inc.; Johnson Management; GS MMLC II; GS BDC; West Bay

Ross J. Kari (66)	Director since May 2022

Mr. Kari is retired. Formerly, he was Director, Summit Bank (2014-2022); Executive Vice President and Chief Financial Officer, Federal Home Loan Mortgage Corporation (Freddie Mac) (2009–2013); and was a Member of the Board of Directors of KKR Financial Holdings, LLC (2007–2014).

Independent Director—the Company, GS BDC, SCH, GS PMMC II and PSLF.

GS BDC; SCH; GS PMMC II; PSLF

Richard A. Mark (71)	Director since May 2022

Mr. Mark is retired. He is Director, Viatris Inc. (2020–Present); and Director, Home Centered Care Institute (2021 – Present). He was formerly Director, Almost Home Kids (2016–2021) and Director, Mylan N.V. (2019–2020).

Independent Director—the Company, GS BDC and GS MMLC II.

Viatris Inc.; Home Centered Care Institute; GS BDC; GS MMLC II

Susan B. McGee (66)	Director since May 2022

Ms. McGee is retired. She is Director, ETTL Engineers and Consultants, Inc. (2018-Present); and Director, HIVE Digital Technologies Ltd (2021-Present). She was formerly Director, Nobul Corporation (2019-2022) and held senior management positions with U.S. Global Investors, Inc. (an investment management firm), including Chief Compliance Officer (2016–2018), President (1998–2018) and General Counsel (1997–2018). She was also formerly Vice President of the U.S. Global Investors Funds (2016–2018).

Independent Director—the Company, GS BDC, SCH, GS PMMC II and PSLF.

ETTL Engineers and Consultants, Inc.; HIVE Digital Technologies Ltd; GS BDC; SCH; GS PMMC II; PSLF

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by The Goldman Sachs Group, Inc. (“GS Group Inc.”), a Delaware corporation. The term “Goldman Sachs” refers to GS Group Inc., together with Goldman, Sachs & Co. LLC (“GS & Co.”), GSAM and its other subsidiaries and affiliates. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Alex Chi	52	Co-Chief Executive Officer and Co-President
David Miller	55	Co-Chief Executive Officer and Co-President
Stephanie Rader	42	Executive Vice President and Head of Business Development
Tucker Greene	49	Chief Operating Officer
Stanley Matuszewski	39	Chief Financial Officer and Treasurer
John Lanza	54	Principal Accounting Officer
Julien Yoo	53	Chief Compliance Officer
Caroline Kraus	48	Chief Legal Officer and Secretary
Justin Betzen	45	Vice President
Greg Watts	48	Vice President
Jennifer Yang	41	Vice President
Matthew Carter	38	Vice President

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Jaime Ardila. Mr. Ardila is retired. Mr. Ardila has served on the Board of Directors of the Company since May 2022, including as Chair of the Board until January 2023. He also serves as a member of the Board of Directors of GS BDC and serves as Chair of the Board of Directors of SCH, GS PMMC II and PSLF. Mr. Ardila is a member of the Board of Directors of Accenture plc, a management consulting services company, where he serves as Chair of the Finance Committee, a member of the Audit Committee, and a member of the Governance and Nominations Committee. He also serves as the Chairperson of the Board of Directors of Nexa Resources S.A., a mining company, and a member of the Board of Directors of Grupo Energía Bogotá, an electric utility company. Previously, he was a member of the Board of Directors of Ola Electric Mobility, an electric vehicle manufacturer, from 2019 – 2023, and was also a member of the Board of Directors of Ecopetrol, an integrated oil company, where he served as Chair of the Audit Committee and a member of the Business Committee and the Corporate Governance and Sustainability Committee, from 2016 to 2019. Mr. Ardila also worked for 29 years at General Motors Company, an automobile manufacturer, where he held several senior management positions, most recently as Executive Vice President of the company and President of General Motors’ South America region. Mr. Ardila joined General Motors in 1984. From 1996 to 1998, Mr. Ardila served as the managing director, Colombian Operations, of N M Rothschild & Sons Ltd, before rejoining General Motors in 1998. Based on the foregoing, Mr. Ardila is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Carlos E. Evans. Mr. Evans is retired. Mr. Evans has served on the Board of Directors of the Company since May 2022. He also serves on the Board of Directors of GS BDC, GS MMLC II and West Bay, including as Chairperson of the Board of West Bay. Mr. Evans is currently Chairperson of the Board of Directors of Highwoods Properties, Inc., a real estate investment trust, where he serves as Chairperson of the Compensation/Governance Committee and as a member of the Executive Committee. He previously served as chairman of the Compensation/Governance Committee of Highwoods Properties, Inc. Prior to his retirement in 2014, Mr. Evans worked for Wells Fargo Bank, most recently serving as executive vice president and group head of the eastern division of Wells Fargo commercial banking. From 2006 until Wachovia Corporation’s merger with Wells Fargo in 2009, Mr. Evans served as wholesale banking executive and an executive vice president for the Wachovia general banking group. Previously, he held senior management positions with First Union National Bank and with Bank of America and its predecessors, including NationsBank, North Carolina National Bank and Bankers Trust of South Carolina, which he joined in 1973. Mr. Evans is Chairman Emeritus of the Board of Spoleto Festival USA and was previously Chairperson of the Board of the Medical University of South Carolina Foundation. Mr. Evans serves on the boards of four private companies, National Coatings and Supplies Inc., Warren Oil Company, LLC, American Welding & Gas Inc. and Johnson Management. He also previously served on the Board of Directors of Sykes Enterprises, Incorporated, an international provider of outsourced customer contact management services. Based on the foregoing, Mr. Evans is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Ross J. Kari. Mr. Kari is retired. Mr. Kari has served on the Board of Directors of the Company since May 2022. He also serves on the Board of Directors of GS BDC, SCH, GS PMMC II, and PSLF. Previously, Mr. Kari was Executive Vice President and Chief Financial Officer of Federal Home Loan Mortgage Corporation (Freddie Mac), where he worked for four years. Previously, he held senior management positions at SAFECO Corporation, a personal insurance company, Federal Home Loan Bank of San Francisco, and Wells Fargo & Company, where he began his career and worked for 19 years. Mr. Kari also served as a Director and a member of the Audit Committee and ALCO Chairperson of Summit Bank. Based on the foregoing, Mr. Kari is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Timothy J. Leach. Mr. Leach is retired. Mr. Leach has served on the Board of Directors of the Company since May 2022 and has served as Chair of the Board since January 2023. He also serves as a member and Chair of the Board of Directors of GS BDC and GS MMLC II. Mr. Leach has served as Chairperson of the Board of Directors of MN8 Energy Inc. (f/k/a Goldman Sachs Renewable Power LLC), a renewable energy producer, since 2021. From 2008 until his retirement in July 2016, Mr. Leach served as chief investment officer of US Bank Wealth Management. Prior to joining US Bank, Mr. Leach held senior management positions with U.S. Trust Company and various investment advisers and asset managers, including Wells Fargo Private Investment Advisors, Wells Fargo Alternative Asset Management, ABN Amro Global Asset Management, ABN Amro Asset Management (USA) and Qualivest Capital Management. Based on the foregoing, Mr. Leach is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Richard A. Mark. Mr. Mark is retired. Mr. Mark has served on the Board of Directors of the Company since May 2022. Mr. Mark has been designated as the Board’s “audit committee financial expert” given his extensive accounting and finance experience. He also serves on the Board of Directors and as the chair of the audit committee of GS BDC and GS MMLC II. Prior to his retirement in 2015, Mr. Mark was a partner at Deloitte & Touche LLP, most recently leading the corporate development function of the advisory business of Deloitte. Mr. Mark began his career at Arthur Andersen & Co. and held various positions with Arthur Andersen, including audit partner, before joining Deloitte in 2002. Since November 2020, Mr. Mark has served on the Board of Directors of Viatris Inc. (“Viatris”), a global pharmaceuticals company. Prior to the closing of the transaction that combined Mylan N.V. and Pfizer Inc.’s off-patent branded and generic established medicines business, which resulted in the formation of Viatris, Mr. Mark served on the Board of Directors of Mylan N.V. from June 2019 until November 2020. Mr. Mark also served from July 2015 until August 2016 as Chairperson of the Board of Directors and as a member of the audit committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. Since December 2021, Mr. Mark has served on the Board of Directors of the Home Centered Care Institute, a nonprofit organization focused on scaling home-based primary care. From May 2016 to December 2021, Mr. Mark served as a Director of Almost Home Kids, an affiliate of Lurie Children’s Hospital of Chicago, which provides care to children with complicated health needs. Mr. Mark is a certified public accountant. Based on the foregoing, Mr. Mark is experienced with accounting, financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Susan B. McGee. Ms. McGee is retired. Ms. McGee has served on the Board of Directors of the Company since May 2022. She also serves on the Board of Directors of GS BDC, SCH, GS PMMC II, and PSLF. Ms. McGee also serves on the Board of Directors for ETTL Engineers and Consultants Inc., and HIVE Digital Technologies Ltd. Ms. McGee formerly served as a Director for Nobul Corporation, a digital real estate company, from 2019 to 2022. Ms. McGee worked for 26 years at U.S. Global Investors, Inc., an investment management firm, until June 2018, during which time she held several senior management positions, including President, General Counsel and Chief Compliance Officer. She has also been involved in the governance of the U.S. Global Investors Funds, serving as Vice President until June 2018. In addition, Ms. McGee formerly served on the Board of Governors of the Investment Company Institute and as Chairperson of the Investment Company Institute Small Funds Committee until June 2018. She is also a member of the Board of Directors of the San Antonio Sports Foundation, a not-for-profit organization. Based on the foregoing, Ms. McGee is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Interested Director:

Kaysie Uniacke. Ms. Uniacke is the sole interested director on the Board and has served in such capacity since May 2022. Ms. Uniacke is the Chairperson of the board of Goldman Sachs Asset Management International; serves on the boards of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF, and West Bay, and is an advisory director to GS Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012, where she was named managing director in 1997 and partner in 2002. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Executive Officers who are not Directors:

Alex Chi. Mr. Chi is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since May 2022. Mr. Chi is also the Co-Chief Executive Officer and Co-President of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF, and West Bay. Mr. Chi is co-head of Goldman Sachs Asset Management Private Credit in the Americas. Before assuming his current role, Mr. Chi spent 25 years in Goldman Sachs’ Investment Banking Division. Mr. Chi worked in the Financial and Strategic Investors Group from 2006 to 2019, managing Goldman Sachs’ relationships with private equity and related portfolio company clients. Prior to that, Mr. Chi worked in Leveraged Finance, where he spent six years structuring and executing leveraged loan and high yield debt financings for corporate and private equity clients across industries. He also spent three years in Asia focused on mergers and acquisitions and corporate finance transactions. Mr. Chi was named managing director in 2006 and partner in 2012.

David Miller. Mr. Miller is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since May 2022. Mr. Miller is also the Co-Chief Executive Officer and Co-President of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF, and West Bay. Mr. Miller is co-head of Goldman Sachs Asset Management Private Credit in the Americas. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. In 2004, he co-founded Goldman Sachs’ middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller was named managing director in 2012 and partner in 2014.

Stephanie Rader. Ms. Rader is the Executive Vice President and head of business development of the Company and has served in such capacity since May 2022. Ms. Rader is global co-head of Alternatives Capital Formation within GSAM, with responsibility for capital raising, product strategy, research and investor relations across private equity, private credit, real estate, infrastructure, sustainability and hedge funds/liquid alternatives. Prior to her current role, she served as global head of Private Credit Client Solutions for GSAM. Before that, Ms. Rader was head of Distressed and Bank Loan Sales within Global Markets. Ms. Rader joined Goldman Sachs in 2004 and was named managing director in 2015 and partner in 2018.

Tucker Greene. Mr. Greene is the Chief Operating Officer of the Company and has served in such capacity since June 2023. Mr. Greene is also the Chief Operating Officer of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF, and West Bay. Mr. Greene previously served as a Vice President of the Company from August 2022 to June 2023, and also previously served as a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, and PSLF. In addition, he is a managing director in Goldman Sachs Asset Management Private Credit. He is a senior portfolio manager focused on fund management. Prior to his current role, Mr. Greene was a senior originator and underwriter in Goldman Sachs Asset Management Private Credit. Mr. Greene joined Goldman Sachs in 2004 in the Specialty Lending Group, primarily investing firm capital in directly originated middle market loans. Prior to joining Goldman Sachs, Mr. Greene worked at GE Capital, focusing on underwriting loans in the media and telecommunications sector. Mr. Greene was named managing director in 2021.

Stanley Matuszewski. Mr. Matuszewski is the Chief Financial Officer and Treasurer of the Company and has served in such capacity since November 2023. Mr. Matuszewski is also the Chief Financial Officer and Treasurer of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF, and West Bay. He is a Vice President within the Private Credit Group of GSAM. Prior to this role, he managed the Business Development Companies Asset Management Product Controllers team within the Controllers Division, which is responsible for valuation oversight. Prior to joining Goldman Sachs & Co. LLC in 2013, he worked at Morgan Stanley in the Valuation Review Group.

John Lanza. Mr. Lanza is the Principal Accounting Officer of the Company and has served in such capacity since November 2023. Mr. Lanza is also the Principal Accounting Officer of GS BDC, SCH, GS PMMC II, GS MMLC II, and PSLF. Mr. Lanza has held several positions with GSAM. Mr. Lanza currently manages the Business Development Companies and Direct Hedge Funds Asset Management Fund Controllers teams, which are responsible for accounting and financial reporting oversight. He previously served as the head of Operational Risk and Governance in the Consumer and Wealth Management Division. Prior to that, Mr. Lanza was the global head of Regulatory Reform and Control Oversight and before that he managed the Goldman Sachs Asset Management Alternative Investments Global Fund Services Group.

Caroline Kraus. Ms. Kraus is the Chief Legal Officer and Secretary of the Company and has served in such capacity since August 2022. Ms. Kraus is also a Managing Director and Senior Counsel at GSAM and the Chief Legal Officer and Secretary of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF, and West Bay, as well as various other Goldman Sachs funds. Ms. Kraus joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, she was an associate at Weil, Gotshal & Manges, LLP.

Julien Yoo. Ms. Yoo is the Chief Compliance Officer of the Company and has served in such capacity since May 2022. Ms. Yoo is also the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM Compliance, and Chief Compliance Officer of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF, and West Bay. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Justin Betzen. Mr. Betzen is a Vice President of the Company and has served in such capacity since August 2022. Mr. Betzen is also a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF, and West Bay. He is also a managing director and senior underwriter in Goldman Sachs Asset Management Private Credit in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined the firm as a vice president in 2013. He was named managing director in 2019. Prior to rejoining the firm, Mr. Betzen worked at Newstone Capital Partners and was focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group and was focused on software, services and payments companies.

Greg Watts. Mr. Watts is a Vice President of the Company and has served in such capacity since August 2022. Mr. Watts is also a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF, and West Bay. He also serves as head of underwriting and portfolio management for Goldman Sachs Asset Management Private Credit in the Americas. He has spent greater than 20 years as a credit investor in middle market companies and has overseen billions of dollars of investments from origination to exit as well as a significant amount of experience in workouts and restructurings. Mr. Watts is a member of the Private Credit Investment Committee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Watts joined Goldman Sachs in 2007 and was named managing director in 2015 and partner in 2022. Prior to joining Goldman Sachs, Mr. Watts spent five years with GE Capital’s Technology, Media and Telecom Finance Group as a senior vice president and risk team leader in underwriting and portfolio management. Before working at GE Capital, Mr. Watts was an associate at Investcorp International after beginning his career as an investment banking analyst in Salomon Smith Barney’s Mergers and Acquisitions Group.

Jennifer Yang. Ms. Yang is a Vice President of the Company and has served in such capacity since August 2022. Ms. Yang is also a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF, and West Bay. She is also a managing director in Credit Alternatives within GSAM, with oversight of Healthcare. She is responsible for leading and managing the healthcare investment strategy and portfolio. Ms. Yang joined Goldman Sachs in 2018 as a Vice President and was named managing director in 2021. Prior to joining Goldman Sachs, Ms. Yang was an executive director at Varagon Capital Partners, where she was responsible for structuring, executing and managing credit investments in the healthcare sector. Previously, she was a vice president at Fifth Street Asset Management, focused on healthcare deal execution.

Matthew Carter. Mr. Carter is a Vice President of the Company and has served in such capacity since February 2025. Mr. Carter is also a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF, and West Bay. Mr. Carter is a managing director and senior underwriter in Private Credit within Asset & Wealth Management at Goldman Sachs. He leads workout and restructuring activities for the U.S. direct lending business. Mr. Carter joined Goldman Sachs in 2014 as an associate in the Specialty Lending Group within the Special Situations Group and was named managing director in 2023. Prior to joining Goldman Sachs, Mr. Carter worked in the Investment Banking Division at Barclays Capital for five years and started his career in the Private Fund Investments Group at Lehman Brothers.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Mr. Ardila, Mr. Evans, Mr. Kari, Mr. Leach, Mr. Mark and Ms. McGee, each of whom is an Independent Director. Mr. Ardila simultaneously serves on the audit committees of more than three public companies, and the Board has determined that his simultaneous service on the audit committees of other public companies does not impair his ability to effectively serve on the Audit Committee. Mr. Mark serves as Chairman of the Audit Committee. The Board of Directors and the Audit Committee have determined that Mr. Mark is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act.

The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding the Board in its oversight of the Investment Adviser’s fair value determinations and processes of our portfolio investments.

The Audit Committee held four formal meetings in 2024.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Mr. Ardila, Mr. Evans, Mr. Kari, Mr. Leach, Mr. Mark and Ms. McGee, each of whom is an Independent Director. Mr. Leach serves as the Chair of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating Independent Directors for election, selecting nominees to fill vacancies on the Board of Directors or a committee of the Board of Directors, determining, or recommending to the Board for determination, the compensation of the Independent Directors, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management.

The Governance and Nominating Committee held three formal meetings in 2024.
Compliance Committee
The members of the Compliance Committee are Mr. Ardila, Mr. Evans, Mr. Kari, Mr. Leach, Mr. Mark, and Ms. McGee, each of whom is an Independent Director. Mr. Leach serves as Chair of the Compliance Committee. The Compliance Committee is responsible for overseeing our compliance processes, and insofar as they relate to services provided to the Company, the compliance processes of our Investment Adviser, underwriters (if any), State Street Bank and Trust Company, our Administrator (the “Administrator”), and GS & Co. our transfer agent, distribution paying agent and registrar (the “Transfer Agent”), except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board of Directors with respect to compliance matters.
The Compliance Committee held four formal meetings in 2024.
Contract Review Committee
The members of the Contract Review Committee are Mr. Ardila, Mr. Evans, Mr. Kari, Mr. Leach, Mr. Mark, and Ms. McGee, each of whom is an Independent Director. Mr. Leach serves as Chair of the Contract Review Committee. The Contract Review Committee is responsible for overseeing the processes of the Board of Directors for reviewing and monitoring performance under our investment management, placement agency, transfer agency and certain other agreements with our Investment Adviser and its affiliates. The Contract Review Committee also provides appropriate assistance to the Board of Directors in connection with the Board of Directors’ approval, oversight and review of our other service providers, including our custodian/accounting agent, Transfer Agent, printing firms, and professional firms (other than the Company’s independent auditor, which is the responsibility of the Audit Committee).
The Contract Review Committee held one formal meeting in 2024.
Code of Ethics
We have a code of ethics that applies to our principal executive officers, principal financial officer and principal accounting officer. Our Code of Ethics is discussed under “
Item 1. Business-Code of Ethics
” of the Original Report and a copy of our Code of Ethics is filed as an exhibit to the Original Report.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics which applies to, among others, our
Co-Chief
Executive Officers and Chief Financial Officer. We intend to disclose any material amendment to or waivers of required provisions of the Code of Business Conduct and Ethics on a current report on Form
8-K.
Our Code of Business Conduct and Ethics is filed as an exhibit to the Original Report.
Insider Trading Policy
The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to its directors, officers and other covered persons. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. While there is no insider trading policy with respect to the Company itself, the Company follows repurchase procedures and complies with all applicable securities laws when transacting in its own securities. A copy of the Company’s insider trading policy is filed as an exhibit to the Original Report.

Director Charter

We have adopted a Director Charter, which applies to, among other things, the authority and duties of our directors, composition of our Board of Directors and the election and role of the Chair of our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation of Executive Officers

None of our executive officers are currently compensated by us. We do not currently have any employees. Our day-to-day operations are managed by the Investment Adviser.

Compensation of Directors

For the fiscal year ended December 31, 2024, each Independent Director was compensated with a $100,000 annual fee (or $50,000 upon the Company’s NAV being less than $1,500,000,000) for his or her services as Director. In addition, the Chair earns an additional annual fee of $25,000 (or $12,500 upon the Company’s NAV being less than $1,500,000,000), and the director designated as the “audit committee financial expert,” as defined in Item 407 of Regulation S-K, earns an additional annual fee of $15,000 (or $7,500 upon the Company’s NAV being less than $1,500,000,000) for his or her additional services in such capacity. The Independent Directors are also reimbursed for travel and other reasonable expenses incurred in connection with attending meetings. No compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

In addition, we purchase liability insurance on behalf of our Directors. We may also pay the incidental costs of a Director to attend training or other types of conferences relating to the business development company (“BDC”) industry.

	Total Compensation From the Company(1)	Total Compensation From the Goldman Sachs Fund Complex(2)
Interested Director
Kaysie Uniacke(3)	—	—
Independent Directors
Jaime Ardila	$100,000	$445,000
Carlos E. Evans	$100,000	$376,667
Ross Kari	$100,000	$409,000
Timothy J. Leach(4)	$125,000	$436,000
Richard A. Mark(5)	$115,000	$395,000
Susan B. McGee	$100,000	$385,000

(1)

The Company did not award any portion of the fees earned by its directors in stock or options during the year ended December 31, 2024. The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

(2)

Reflects compensation earned during the year ended December 31, 2024. For purposes of this table, the Goldman Sachs Fund Complex includes the Company, GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF and West Bay, as applicable.

(3)	Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.
(4)	Includes compensation as Chair of the Board.
(5)	Includes compensation as “audit committee financial expert.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth, as of April 1, 2025, certain ownership information with respect to shares of the Company’s common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of the Company’s common stock and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such shares of common stock.

Name and Address(1)	Type of Ownership	Shares Owned	Percentage
Interested Director
Katherine (“Kaysie”) P. Uniacke	Beneficial	—	—
Independent Directors
Jaime Ardila	Beneficial	10,421.51	*
Carlos E. Evans	Beneficial	2,402.82	*
Ross J. Kari	Beneficial	6,400.00	*
Timothy J. Leach	Beneficial	4,709.62	*
Richard A. Mark	Beneficial	3,976.14	*
Susan B. McGee	Beneficial	—	—
Executive Officers
Alex Chi	Beneficial	4,805.64	*
David Miller	Beneficial	12,159.98	*
Stephanie Rader	—	—	—
Tucker Greene	Beneficial	6,670.98	*
Stanley Matuszewski	—	—	—
John Lanza	—	—	—
Julien Yoo	—	—	—
Caroline Kraus	—	—	—
Justin Betzen	Beneficial	7,925.59	*
Greg Watts	Beneficial	7,295.99	*
Jennifer Yang	—	—	—
Matthew Carter	—	—	—
All executive officers and directors as a group (19 persons)		66,768.28	*

*	Amount rounds to less than 1%.
(1)	The address for each of the Company’s directors and executive officers is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)	Transactions with Related Persons; Review, Approval or Ratification of Transactions with Related Persons

Investment Management Agreement

GSAM serves as our Investment Adviser. Our Investment Adviser has been registered as an investment adviser with the SEC since 1990 and is a subsidiary of GS Group Inc., a bank holding company. GS&Co., a wholly-owned subsidiary of GS Group Inc., serves as our placement agent in connection with the continuous private offering of our shares of common stock.

Subject to the supervision of the Board of Directors, the Investment Adviser provides day-to-day advice regarding the Company’s portfolio transactions and is responsible for the Company’s business affairs and other administrative matters pursuant to an investment management agreement between us and the Investment Adviser (the “Investment Management Agreement”).

For the year ended December 31, 2024, we paid our Investment Adviser a total of approximately $51.75 million in fees (excluding fees that are accrued but not paid and net of fee waivers by the Investment Adviser) pursuant to the Investment Management Agreement, which consisted of approximately $27.46 million in management fees and $24.29 million in incentive fees.

License Agreement

The Company has entered into a license agreement (the “License Agreement”) with GS & Co., pursuant to which the Company has been granted a personal, non-exclusive, worldwide, royalty-free right and license to use the “Goldman Sachs” name. Under the License Agreement, the Company does not have the right to use the Goldman Sachs name if GSAM or another affiliate of Goldman Sachs is not the Company’s investment adviser or if the Company’s continued use of such license results in a violation of applicable law, results in a regulatory burden or has adverse regulatory consequences. Other than with respect to this limited license, the Company has no legal right to the “Goldman Sachs” name.

Co-Investment Opportunities

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not business development companies or regulated investment companies, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

For information regarding our co-investment opportunities, see “Item 1. Business—Allocation of Investment Opportunities” of the Original Report.

Transfer Agent Agreement

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”), with Goldman Sachs & Co. LLC (“GS & Co.”) pursuant to which GS & Co. serves as the Company’s Transfer Agent. The Company pays the Transfer Agent at an annual rate of 0.05% of the Company’s average NAV at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, its NAV as of such quarter-end) for serving as the Company’s transfer agent.

For the year ended December 31, 2024, the Company incurred expenses for services provided by the Transfer Agent under the Transfer Agency Agreement of approximately $1.57 million. As of December 31, 2024, approximately $553,000 remained payable.

Placement Agent Agreement

The Company has entered into an agreement with GS & Co. (the “Placement Agent”) pursuant to which GS & Co. assists the Company in conducting the continuous private offering of the Company’s shares (the “Offering”). GS & Co. has entered into or will enter into sub-placement agreements (together with the agreements with GS & Co., the “Placement Agent Agreements”) with various sub-placement agents to assist in conducting the Offering.

Stockholder servicing and/or distribution fees will be payable to the Placement Agent. The Placement Agent may also be compensated by GSAM, in its discretion, for certain services including promotional and marketing support, shareholder servicing, operational and recordkeeping, sub-accounting, networking or administrative services. These payments are made out of GSAM’s own resources and/or assets, including from the revenues or profits derived from the advisory fees GSAM receives from the Company.

Related Party Transaction Review Policy

The Audit Committee will conduct quarterly reviews of any potential related party transactions brought to its attention, and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s Code of Ethics. Each of the Company’s directors and executive officers is instructed and periodically reminded to inform GSAM Compliance of any potential related party transactions. In addition, each such director and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023 were $637,800 and $454,200, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP to the Company for the years ended December 31, 2024 and 2023.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023 were $1,578,918 and $1,555,770, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report and Goldman Sachs & Co. LLC for services related to the 17Ad-13 report.

Tax Fees

No fees were billed by PricewaterhouseCoopers LLP to the Company for services rendered to the Company for tax compliance, tax advice and tax planning for the years ended December 31, 2024 and 2023.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP to the Company for products and services provided to the Company, other than the services reported in “Audit Fees” above, for the years ended December 31, 2024 and 2023.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

Aggregate Non-Audit Fees

The aggregate non-audit fees billed to GSAM and its affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2024 and 2023 were approximately $20.7 million and $18.0 million, respectively. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) adopted by the Audit Committee sets forth the procedures and the conditions pursuant to which services performed by an independent auditor for the Company may be pre-approved. Services may be pre-approved specifically by the Audit Committee as a whole or, in certain circumstances, by the Audit Committee Chair or the person designated as the audit committee financial expert. In addition, subject to specified cost limitations, certain services may be pre-approved under the provisions of the Policy. The Policy provides that the Audit Committee will consider whether the services provided by an independent auditor are consistent with the SEC’s rules on auditor independence. The Policy provides for periodic review and pre-approval by the Audit Committee of the services that may be provided by the independent auditor.

De Minimis Waiver. The pre-approval requirements of the Policy may be waived with respect to the provision of non-audit services that are permissible for an independent auditor to perform, provided (1) the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues subject to pre-approval that was paid to the independent auditors during the fiscal year in which the services are provided; (2) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee to whom authority to grant such approvals has been delegated by the Audit Committee, pursuant to the pre-approval provisions of the Policy.

Pre-Approval of Non-Audit Services Provided to GSAM. The Policy provides that, in addition to requiring pre-approval of audit and non-audit services provided to the Company, the Audit Committee will pre-approve those non-audit services provided to the Company’s investment adviser (and entities controlling, controlled by or under common control with the investment adviser that provide ongoing services to the Company) where the engagement relates directly to the operations or financial reporting of the Company.

The Audit Committee has considered these fees and the nature of the services rendered and has concluded that they are compatible with maintaining the independence of PricewaterhouseCoopers LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. Except as described above, PricewaterhouseCoopers LLP did not provide any audit-related services, tax services or other non-audit services to GSAM or any entity controlling, controlled by or under common control with GSAM that provides ongoing services to the Company that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether the provision of non-audit services rendered to GSAM and any entity controlling, controlled by, or under common control with GSAM that provides ongoing services to the Company that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Company is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(3) Exhibits required to be filed by Item 601 of Regulation S-K.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

3.2	Certificate of Designation of 12.0% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

3.3	Certificate of Elimination of 12.0% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01627), filed on November 7, 2023).

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File no. 814-01627), filed on March 5, 2024).

10.1	Investment Management Agreement, dated as of March 20, 2023, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.2	Expense Support and Conditional Reimbursement Agreement, dated as of March 20, 2023, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.3	Amended and Restated Administration Agreement, dated as of January 26, 2023, by and between State Street Bank and Trust Company and the entities set forth on Appendix A thereto (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.4	Amended and Restated Custodian Contract, dated as of January 26, 2023, by and between State Street Bank and Trust Company and the entities set forth on Appendix A thereto (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.5	License Agreement, dated as of March 20, 2023, between the Company and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.6	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

10.8	First Amendment to Senior Secured Revolving Credit Agreement, dated as of August 9, 2023, among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on August 10, 2023).

10.9	Revolving Credit and Security Agreement, dated as of September 28, 2023, by and among GS Private Credit SPV Public I LLC, BNP Paribas, as administrative agent, State Street Bank and Trust Company, as collateral agent and Goldman Sachs Private Credit Corp., as equityholder and investment advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on October 3, 2023).

10.10	Second Amendment to Senior Secured Revolving Credit Agreement, dated as of November 17, 2023, among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on November 22, 2023).

10.11	Notice of Commitment Increase Request, dated as of December 7, 2023, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 10-K (File No. 814-01627), filed on March 5, 2024).

10.12	Third Amendment to Senior Secured Revolving Credit Agreement, dated as of May 23, 2024, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 30, 2024).

10.13	First Amendment to Revolving Credit and Security Agreement, dated as of May 30, 2024, by and among GS Private Credit SPV Public I LLC, BNP Paribas, as administrative agent, State Street Bank and Trust Company, as collateral agent, and Goldman Sachs Private Credit Corp., as equityholder and investment advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on June 5, 2024).

10.14	Loan and Servicing Agreement, dated as of August 9, 2024, by and among GSCR Mott Street SPV LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as servicer and as transferor, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01627), filed on November 13, 2024).

10.15	First Amendment to Loan and Servicing Agreement, dated as of October 24, 2024, by and among GSCR Mott Street SPV LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as servicer and as transferor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on October 30, 2024).

10.16	Second Amendment to Revolving Credit and Security Agreement, dated as of October 31, 2024, by and among GS Private Credit SPV Public I LLC, BNP Paribas, as administrative agent, State Street Bank and Trust Company, as collateral agent, and Goldman Sachs Private Credit Corp., as equityholder and investment advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on November 6, 2024).

10.17	Notice of Commitment Increase Request, dated as of November 4, 2024, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on November 6, 2024).

10.18	Notice of Commitment Increase Request, dated as of November 25, 2024, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on November 27, 2024).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 5, 2024).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 5, 2024).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 4, 2025).

21.1	Subsidiaries of Goldman Sachs Private Credit Corp. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 4, 2025).

24.1	Power of Attorney (incorporated by reference to the signature page to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 4, 2025).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 4, 2025).

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 4, 2025).

32.3	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.3 to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 4, 2025).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: April 29, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: April 29, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2025.

Signature	Title

/s/ Alex Chi Alex Chi	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ David Miller David Miller	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ Stanley Matuszewski Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ John Lanza John Lanza	Principal Accounting Officer

* Timothy J. Leach	Chairperson of the Board of Directors

* Carlos E. Evans	Director

*	Director
Ross J. Kari

* Jaime Ardila	Director

* Richard A. Mark	Director

* Susan B. McGee	Director

* Katherine Uniacke	Director

* By:	/s/ Stanley Matuszewski
Stanley Matuszewski
Attorney-in Fact