Form 10-Q
period 2025-03-31
Goldman Sachs Private Credit Corp.
filed 2025-05-13
CIK 1920145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 13, 2025, was 264,563,786. Common shares outstanding exclude May 1, 2025 subscriptions since the issuance price for such shares has not been finalized at this time.

GOLDMAN SACHS PRIVATE CREDIT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
United States trade policy developments, tariffs and other trade restrictions;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025 (Unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $8,181,154 and $7,234,752)	$8,153,403	$7,226,585
Non-controlled affiliated investments (cost of $52,812 and $51,170)	46,166	47,230
Total investments, at fair value (cost of $8,233,966 and $7,285,922)	$8,199,569	$7,273,815
Investments in affiliated money market fund (cost of $333,491 and $444,718)	333,491	444,718
Cash	89,700	120,377
Interest and dividends receivable	42,449	40,396
Deferred financing costs	30,849	29,448
Receivable for investments sold	11,629	40,859
Receivable from investment adviser	4,177	3,074
Deferred offering costs	985	965
Other assets	3,974	599
Total assets	$8,716,823	$7,954,251
Liabilities
Debt	$2,267,169	$2,576,893
Payable for investments purchased	131,801	349,328
Distribution payable	75,012	64,446
Payable for share repurchases	66,980	25,582
Interest and other debt expenses payable	16,422	15,335
Management fees payable	6,440	5,067
Incentive fees based on income payable	4,459	7,039
Accrued expenses and other liabilities	3,506	4,857
Total liabilities	$2,571,789	$3,048,547
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (1,000,000,000 shares authorized, 244,701,031 and 194,480,997 common shares issued and outstanding as of March 31, 2025 and December 31, 2024)	245	194
Paid-in capital in excess of par	6,171,465	4,907,427
Distributable earnings (loss)	(26,676)	(1,917)
Total net assets	$6,145,034	$4,905,704
Total liabilities and net assets	$8,716,823	$7,954,251
Net asset value per common share	$25.11	$25.22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$181,402	$61,116
Other income	4,426	968
From non-controlled affiliated investments:
Dividend income	4,315	4,519
Interest income	1,343	22
Other income	38	—
Total investment income	$191,524	$66,625
Expenses:
Interest and other debt expenses	$38,602	$7,804
Management fees	18,202	6,445
Incentive fees based on income	16,459	6,270
Incentive fees based on capital gains	—	1,632
Professional fees	629	459
Offering costs	269	696
Directors’ fees	169	166
Other general and administrative expenses	2,569	1,106
Total expenses	$76,899	$24,578
Fee waivers	(22,595)	(2,425)
Expense support	(4,177)	(6,905)
Net expenses	$50,127	$15,248
Net investment income	$141,397	$51,377
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(3,673)	$(4,016)
Foreign currency transactions	3,266	(527)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(19,584)	14,541
Non-controlled affiliated investments	(2,706)	165
Foreign currency translations	(10,165)	2,895
Net realized and unrealized gains (losses)	$(32,862)	$13,058
Net increase in net assets from operations	$108,535	$64,435
Weighted average common shares and common units outstanding	233,194,083	83,632,769
Basic and diluted net investment income per share	$0.61	$0.61
Basic and diluted earnings (loss) per share	$0.47	$0.77

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Net assets at beginning of period	$4,905,704	$1,590,837
Increase (decrease) in net assets from operations:
Net investment income	$141,397	$51,377
Net realized gain (loss)	(407)	(4,543)
Net change in unrealized appreciation (depreciation)	(32,455)	17,601
Net increase in net assets from operations	$108,535	$64,435
Distributions to stockholders from:
Distributable earnings to common stockholders	$(133,294)	$(52,680)
Return of capital	$(1,824)	$—
Total distributions to stockholders	$(135,118)	$(52,680)
Capital transactions:
Issuance of common shares	$1,284,212	$685,560
Repurchased shares, net of early repurchase deduction	(66,971)	(394)
Reinvestment of common stockholder distributions	48,672	21,283
Net increase in net assets from capital transactions	$1,265,913	$706,449
Total increase in net assets	$1,239,330	$718,204
Net assets at end of period	$6,145,034	$2,309,041
Distributions per common share	$0.58	$0.63

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net increase in net assets from operations:	$108,535	$64,435
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(1,129,763)	(903,684)
Payment-in-kind interest capitalized	(7,104)	(1,015)
Investments in affiliated money market fund, net	111,227	(251,473)
Proceeds from sales of investments and principal repayments	189,525	22,760
Net realized (gain) loss on investments	3,673	4,016
Net change in unrealized (appreciation) depreciation on investments	22,290	(14,706)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(173)	80
Amortization of premium and accretion of discount, net	(4,374)	(1,837)
Amortization of deferred financing costs	1,882	661
Amortization of deferred offering costs	269	696
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	29,230	8,792
(Increase) decrease in interest and dividends receivable	(2,053)	(6,794)
(Increase) decrease in receivable from investment adviser	(1,103)	(548)
(Increase) decrease in other assets	(3,375)	103
Increase (decrease) in interest and other debt expenses payable	1,043	1,230
Increase (decrease) in management fees payable	1,373	(732)
Increase (decrease) in incentive fees based on income payable	(2,580)	(409)
Increase (decrease) in incentive fees based on capital gains payable	—	1,632
Increase (decrease) in payable for investments purchased	(217,527)	162,913
Increase (decrease) in accrued expenses and other liabilities	(1,141)	(90)
Net cash provided by (used for) operating activities	$(900,146)	$(913,970)
Cash flows from financing activities:
Proceeds from issuance of common shares	$1,284,212	$685,560
Repurchased shares, net of early repurchase deduction	(25,575)	—
Offering costs paid	(499)	(498)
Common stock distributions paid	(75,880)	(25,506)
Financing costs paid	(3,238)	(582)
Borrowings on debt	975,844	310,628
Repayments of debt	(1,285,568)	(45,000)
Net cash provided by (used for) financing activities	$869,296	$924,602
Net increase (decrease) in cash	$(30,850)	$10,632
Effect of foreign exchange rate changes on cash	173	(80)
Cash, beginning of period	120,377	19,325
Cash, end of period	$89,700	$29,877
Supplemental and non-cash activities
Interest expense paid	$34,431	$5,136
Accrued but unpaid distributions	$75,012	$19,150
Reinvestment of common stockholder distributions	$48,672	$21,283
Accrued but unpaid share repurchases	$66,980	$394
Exchange of Investments	$—	$44,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (5)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Debt Investments - 133.3%
Canada - 2.6%
1st Lien/Senior Secured Debt - 2.6%
Recochem, Inc	Chemicals	9.00%	C + 5.75%	11/01/30	CAD	57,603	$40,845	$40,029	(6) (7) (8)
Recochem, Inc	Chemicals	10.04%	S + 5.75%	11/01/30		$25,296	24,836	25,296	(6) (7) (8)
Recochem, Inc	Chemicals	8.92%	C + 5.75%	11/01/30	CAD	14,167	181	262	(6) (7) (8) (9)
Recochem, Inc	Chemicals	10.04%	S + 5.75%	11/01/30		12,733	12,515	12,733	(6) (7) (8)
Recochem, Inc	Chemicals	10.04%	S + 5.75%	11/01/30	CAD	9,446	221	316	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.82%	S + 6.00%	02/01/27		61,429	61,207	61,121	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.82%	S + 6.00%	02/01/27		5,892	2,013	1,984	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.00%	02/01/27		3,326	—	(17)	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	11.08%	S + 6.75%	11/23/28		19,167	18,824	18,784	(7) (8)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		2,391	(39)	(48)	(7) (8) (9)
Total 1st Lien/Senior Secured Debt							160,603	160,460
Total Canada							$160,603	$160,460
France - 0.0%
1st Lien/Senior Secured Debt - 0.0%
Financière N (dba Nemera)	Health Care Equipment & Supplies		E + 5.00%	03/31/32	EUR	46,004	$1	$(445)	(6) (7) (9)
Financière N (dba Nemera)	Health Care Equipment & Supplies		E + 5.00%	03/31/32	EUR	16,831	1	(242)	(6) (7) (9)
Total 1st Lien/Senior Secured Debt							2	(687)
Total France							$2	$(687)
Luxembourg - 0.2%
1st Lien/Senior Secured Debt - 0.2%
Netrisk Group Luxco 4 S.à r.l.	Insurance		E + 5.25%	02/05/32	EUR	2,400	$(20)	$—	(6) (7) (9)
Netrisk Group Luxco 4 S.à r.l.	Insurance		E + 5.25%	02/05/32	EUR	1,000	21	—	(6) (7) (9)
Netrisk Group Luxco 4 S.à r.l.	Insurance	7.78%	E + 5.25%	02/05/32	EUR	13,200	13,402	14,072	(6) (7)
Total 1st Lien/Senior Secured Debt							13,403	14,072
Total Luxembourg							$13,403	$14,072
Switzerland - 0.3%
1st Lien/Last-Out Unitranche (13) - 0.3%
Esperanto BidCo AG (dba BSI Software)	Software		SARON + 5.00%	09/27/31	CHF	24,087	$(391)	$(477)	(6) (7) (8) (9)
Esperanto BidCo AG (dba BSI Software)	Software	5.69%	SARON + 5.00%	09/27/31	CHF	9,074	10,541	10,077	(6) (7) (8)
Esperanto BidCo AG (dba BSI Software)	Software	7.36%	E + 5.00%	09/27/31	EUR	6,929	7,516	7,380	(6) (7) (8)
Esperanto BidCo AG (dba BSI Software)	Software	5.69%	SARON + 5.00%	09/27/31	CHF	2,561	2,975	2,845	(6) (7) (8)
Total 1st Lien/Last-Out Unitranche							20,641	19,825
Total Switzerland							$20,641	$19,825
United Kingdom - 1.3%
1st Lien/Senior Secured Debt - 1.3%
INEOS Quattro Holdings UK Ltd	Chemicals	8.57%	S + 4.25%	10/07/31		$1,909	$1,908	$1,784	(7)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.47%	B + 5.25%	10/06/31	AUD	16,301	10,872	9,982	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services		SN + 5.25%	10/06/31	GBP	15,214	(187)	(393)	(6) (7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.00%	C + 5.25%	10/06/31	CAD	14,958	10,804	10,187	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	12.46%	SN + 8.00% PIK	10/04/32	GBP	12,909	16,608	16,342	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.45%	S + 5.25%	10/06/31		9,635	9,452	9,467	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.70%	SN + 5.25%	10/06/31	GBP	8,266	10,643	10,464	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	12.46%	SN + 8.00% PIK	10/04/32	GBP	7,628	9,814	9,656	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.70%	SN + 5.25%	10/06/31	GBP	5,984	7,704	7,575	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.45%	S + 5.25%	10/06/31		4,665	4,577	4,584	(6) (7) (8)
Total 1st Lien/Senior Secured Debt							82,195	79,648
Total United Kingdom							$82,195	$79,648
United States - 128.9%
1st Lien/Senior Secured Debt - 124.9%
Bleriot US Bidco Inc.	Aerospace & Defense	7.05%	S + 2.75%	10/31/30		$8,987	$9,033	$8,910	(10)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.32%	S + 5.00%	01/09/30		34,945	34,141	34,595	(8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28	$3,689	$(65)	$(37)	(8) (9)
Propulsion (BC) Finco S.a.r.l.	Aerospace & Defense	7.55%	S + 3.25%	09/14/29	11,653	11,729	11,645	(7)
VisionSafe Holdings, Inc.	Aerospace & Defense	10.32%	S + 6.00%	04/19/30	8,770	8,615	8,594	(6) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/19/30	1,320	(22)	(26)	(6) (8) (9)
Rand Parent, LLC	Air Freight & Logistics		S + 3.00%	03/18/30	6,284	6,306	6,193	(10)
Autokiniton US Holdings, Inc.	Automobile Components	8.44%	S + 4.00%	04/06/28	17,942	17,995	17,572
BBB Industries LLC	Automobile Components	9.65%	S + 5.25%	07/25/29	391	377	347
Clarios Global LP	Automobile Components	6.82%	S + 2.50%	05/06/30	5,485	5,517	5,403
Dealer Tire Financial, LLC	Automobile Components	7.32%	S + 3.00%	07/02/31	7,951	8,000	7,902
DexKo Global Inc.	Automobile Components	8.19%	S + 3.75%	10/04/28	3,976	3,930	3,692	(7)
First Brands Group, LLC	Automobile Components	9.55%	S + 5.00%	03/30/27	7,133	7,073	6,607
First Brands Group, LLC	Automobile Components	9.55%	S + 5.00%	03/30/27	24	24	22
Mavis Tire Express Services Corp.	Automobile Components	7.31%	S + 3.00%	05/04/28	9,588	9,616	9,517
Truck Hero, Inc.	Automobile Components	7.94%	S + 3.50%	01/31/28	244	238	233
American Builders & Contractors Supply Co., Inc.	Building Products	6.07%	S + 1.75%	01/31/31	27,372	27,470	27,310	(10)
Chamberlain Group Inc	Building Products	7.67%	S + 3.25%	11/03/28	13,902	13,958	13,760	(10)
Icebox Holdco III, Inc.	Building Products	8.06%	S + 3.50%	12/22/28	10,769	10,811	10,765	(10)
MI Windows and Doors, LLC	Building Products	7.32%	S + 3.00%	03/28/31	14,369	14,497	14,088
Oscar AcquisitionCo, LLC	Building Products	8.55%	S + 4.25%	04/29/29	7,920	7,860	7,388
Potters Industries, LLC	Building Products	7.32%	S + 3.00%	12/14/27	13,473	13,577	13,463	(10)
Quikrete Holdings, Inc.	Building Products	6.57%	S + 2.25%	03/19/29	26,853	26,930	26,570
Quikrete Holdings, Inc.	Building Products		S + 2.25%	04/14/31	499	499	493	(10)
Standard Industries, Inc.	Building Products	6.07%	S + 1.75%	09/22/28	16,074	16,126	16,055
Tecta America Corp.	Building Products		S + 3.00%	02/18/32	8,150	8,170	8,081	(10)
Vector WP Holdco, Inc.	Building Products	9.44%	S + 5.00%	10/12/28	219	216	216
White Cap Buyer LLC	Building Products	7.57%	S + 3.25%	10/19/29	13,466	13,502	13,033
Cube Industrials Buyer, Inc.	Capital Goods	7.79%	S + 3.50%	10/17/31	7,300	7,314	7,239
AAP Buyer Inc.	Chemicals	7.07%	S + 2.75%	09/09/31	7,182	7,226	7,146
Albaugh, LLC	Chemicals	8.06%	S + 3.75%	04/06/29	2,229	2,224	2,163
Ascend Performance Materials Operations, LLC	Chemicals	9.07%	S + 4.75%	08/27/26	2,091	2,063	502
Formulations Parent Corporation (dba Chase Corp)	Chemicals	10.07%	S + 5.75%	11/15/30	53,865	52,942	53,865	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	9,068	(140)	—	(6) (8) (9)
Illuminate Buyer, LLC	Chemicals	7.32%	S + 3.00%	12/31/29	22,450	22,539	22,378	(10)
INEOS Enterprises Holdings US Finco, LLC	Chemicals	8.16%	S + 3.75%	07/08/30	14,877	14,913	14,858	(7)
Innophos, Inc.	Chemicals	8.69%	S + 4.25%	03/16/29	11,931	11,914	11,752
Olympus Water US Holding Corporation	Chemicals	7.30%	S + 3.00%	06/20/31	9,944	9,984	9,773
Sparta U.S. HoldCo LLC	Chemicals	7.32%	S + 3.00%	08/02/30	3,489	3,501	3,458
W.R. Grace & Co.-Conn.	Chemicals	7.55%	S + 3.25%	09/22/28	8,616	8,663	8,519	(10)
AlixPartners, LLP	Commercial Services & Supplies	6.94%	S + 2.50%	02/04/28	22,443	22,526	22,418
Allied Universal Holdco LLC	Commercial Services & Supplies	8.17%	S + 3.75%	05/12/28	5,942	5,906	5,932

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Amentum Government Services Holdings LLC	Commercial Services & Supplies	6.57%	S + 2.25%	09/29/31		$3,691	$3,695	$3,562	(7)
ASM Buyer, Inc.	Commercial Services & Supplies	9.83%	S + 5.50% (Incl. 2.75% PIK)	08/22/31		85,986	83,798	85,127	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies	9.32%	S + 5.00%	08/22/30		10,000	4,478	4,550	(6) (8) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.50% (Incl. 2.75% PIK)	08/22/31		5,000	(45)	(50)	(6) (8) (9)
BEP Intermediate Holdco LLC (dba Buyers Edge)	Commercial Services & Supplies	7.57%	S + 3.25%	04/25/31		46,177	45,974	46,177
Covanta Holding Corporation	Commercial Services & Supplies	6.81%	S + 2.50%	11/30/28		2,494	2,498	2,487
Covanta Holding Corporation	Commercial Services & Supplies	6.81%	S + 2.50%	11/30/28		137	138	137
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.07%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		143,577	142,155	142,141	(6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.07%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		42,157	554	556	(6) (9)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32		24,528	(243)	(245)	(6) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.54%	S + 5.25%	02/07/31		41,585	40,852	41,169	(6) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.54%	S + 5.25%	02/07/31		18,535	1,748	1,738	(6) (8) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31		5,562	(94)	(56)	(6) (8) (9)
Madison IAQ LLC	Commercial Services & Supplies	6.76%	S + 2.50%	06/21/28		13,591	13,628	13,416	(10)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.56%	S + 6.25% (Incl. 2.75% PIK)	12/05/31		12,367	12,190	12,182	(6) (7) (8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.70%	SN + 6.25% (Incl 2.75% PIK)	12/05/31	GBP	5,241	6,575	6,669	(6) (7) (8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	8.71%	E + 6.25% (Incl. 2.75% PIK)	12/05/31	EUR	4,681	4,877	4,986	(6) (7) (8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies		SN + 6.25% (Incl 2.75% PIK)	12/05/31	GBP	2,421	(18)	(47)	(6) (7) (8) (9)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.05%	S + 4.75%	12/15/31		107,928	106,906	106,849	(6) (8)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	12/15/31		34,537	(166)	(345)	(6) (8) (9)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	11.25%	P + 3.75%	12/15/31		14,678	1,931	1,925	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29		10,290	10,088	10,239	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.17%	S + 5.75%	08/01/29		5,597	5,517	5,415	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29		4,750	(33)	(154)	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29		3,126	3,056	3,111	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29		2,755	579	613	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29		1,551	1,520	1,544	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29		517	506	515	(6) (8)
Thevelia (US), LLC	Commercial Services & Supplies	7.30%	S + 3.00%	06/18/29		3,510	3,529	3,496	(7)
USA DeBusk, LLC	Commercial Services & Supplies	9.54%	S + 5.25%	04/30/31		80,990	79,892	80,586	(6) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.54%	S + 5.25%	04/30/31		29,922	4,061	4,137	(6) (8) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.56%	S + 5.25%	04/30/30		11,227	7,340	7,429	(6) (8) (9)
Vaco Holdings, LLC	Commercial Services & Supplies	9.45%	S + 5.00%	01/21/29		2,048	2,010	1,887
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.07%	S + 5.75%	05/01/29		93,635	93,088	92,231	(6) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.07%	S + 5.75%	05/01/29		9,904	4,706	4,614	(6) (8) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29		8,253	(47)	(124)	(6) (8) (9)
Wand NewCo 3, Inc.	Commercial Services & Supplies	6.82%	S + 2.50%	01/30/31		11,331	11,386	11,149
Brown Group Holding, LLC	Construction & Engineering	6.81%	S + 2.50%	07/01/31		10,178	10,233	10,108
Brown Group Holding, LLC	Construction & Engineering	6.82%	S + 2.50%	07/01/31		8,235	8,252	8,181
Chromalloy Corporation	Construction & Engineering	8.06%	S + 3.75%	03/27/31		13,920	13,795	13,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
DG Investment Intermediate Holdings 2, Inc.	Construction & Engineering	8.19%	S + 3.75%	03/31/28		$13,460	$13,512	$13,359
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.05%	S + 4.75%	10/15/31		38,313	37,948	37,930	(6) (8)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.04%	S + 4.75%	10/15/31		14,190	2,052	1,987	(6) (8) (9)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.07%	S + 4.75%	10/15/31		5,321	1,724	1,721	(6) (8) (9)
KKR Apple Bidco, LLC	Construction & Engineering	6.82%	S + 2.50%	09/23/31		11,932	11,945	11,831
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.05%	S + 4.75%	10/24/30		33,962	7,728	7,585	(6) (7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.90%	B + 4.75%	10/24/30	AUD	33,598	22,100	20,784	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 4.75%	10/24/30		3,396	(32)	(34)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		28,167	28,035	28,026	(6) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		9,177	5,833	5,822	(6) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,070	(19)	(20)	(6) (8) (9)
TRC Companies LLC	Construction & Engineering	7.32%	S + 3.00%	12/08/28		18,397	18,486	18,199
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.30%	S + 6.00%	10/04/30		62,503	61,181	61,878	(6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		7,366	(139)	(74)	(6) (8) (9)
IRB Holding Corp.	Consumer Staples Distribution & Retail	6.82%	S + 2.50%	12/15/27		10,961	10,973	10,885
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging	9.54%	S + 5.25%	11/01/30		74,794	73,731	73,672	(6) (8)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging		S + 5.25%	11/01/30		8,719	(122)	(131)	(6) (8) (9)
Charter NEX US, Inc.	Containers & Packaging	7.31%	S + 3.00%	11/29/30		13,465	13,540	13,439
Clydesdale Acquisition Holdings, Inc.	Containers & Packaging	7.50%	S + 3.18%	04/13/29		13,488	13,534	13,419
Pregis TopCo Corporation	Containers & Packaging	8.32%	S + 4.00%	07/31/26		13,452	13,533	13,440	(10)
Proampac PG Borrower LLC	Containers & Packaging	8.31%	S + 4.00%	09/15/28		10,783	10,854	10,702
Reynolds Group Holdings, Inc.	Containers & Packaging	6.82%	S + 2.50%	09/24/28		11,008	11,037	10,983	(7)
TricorBraun Holdings, Inc.	Containers & Packaging	7.69%	S + 3.25%	03/03/28		9,128	9,087	9,038	(10)
Trident TPI Holdings, Inc.	Containers & Packaging	8.05%	S + 3.75%	09/15/28		7,531	7,631	7,265
BCPE Empire Holdings, Inc.	Distributors	7.57%	S + 3.25%	12/11/30		5,184	5,199	5,104
CD&R Hydra Buyer Inc.	Distributors	8.42%	S + 4.00%	03/25/31		13,478	13,586	12,908	(10)
DFS Holding Company, Inc.	Distributors	11.30%	S + 7.00%	01/31/29		39,741	38,870	38,548	(8)
DFS Holding Company, Inc.	Distributors	11.30%	S + 7.00%	01/31/29		2,913	2,850	2,825	(8)
Fluid-Flow Products, Inc.	Distributors	7.55%	S + 3.25%	03/31/28		13,898	13,980	13,780	(10)
Veritiv Corporation	Distributors	8.30%	S + 4.00%	11/30/30		13,502	13,504	13,412
Windsor Holdings III, LLC	Distributors	7.07%	S + 2.75%	08/01/30		8,993	9,020	8,890
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.30%	S + 6.00%	04/26/29		17,686	17,385	17,333	(6) (8) (11)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.31%	S + 6.00%	04/26/29		8,250	3,065	3,036	(6) (8) (9) (11)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.31%	S + 6.00%	04/26/29		1,650	979	973	(6) (8) (9) (11)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.30%	S + 5.00%	06/06/31		93,525	93,055	93,058	(6) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		26,195	(294)	(131)	(6) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		10,970	(98)	(55)	(6) (8) (9)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	9.42%	S + 5.00%	11/01/28		44,662	42,946	44,438	(8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28		4,310	(156)	(22)	(8) (9)
Genuine Financial Holdings, LLC	Diversified Consumer Services	7.55%	S + 3.25%	09/27/30		11,938	11,946	11,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	7.57%	S + 3.25%	12/15/28	$13,926	$14,002	$13,769
Splash Car Wash, Inc.	Diversified Consumer Services	9.30%	S + 5.00%	03/17/32	21,038	20,881	20,880	(6)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	8,250	(31)	(31)	(6) (9)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	4,125	(31)	(31)	(6) (9)
Spotless Brands, LLC	Diversified Consumer Services	10.03%	S + 5.75%	07/25/28	32,110	31,360	32,110	(8)
Spotless Brands, LLC	Diversified Consumer Services	10.03%	S + 5.75%	07/25/28	4,978	4,873	4,978	(8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.31%	S + 5.00%	05/01/31	49,291	48,846	48,798	(6) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.30%	S + 5.00%	05/01/31	12,900	5,098	5,017	(6) (8) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	7,538	(64)	(75)	(6) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.92%	S + 7.50%	08/14/28	15,021	14,634	14,946	(6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.92%	S + 7.50%	08/14/28	2,612	1,683	1,728	(6) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	435	(10)	(2)	(6) (8) (9)
Citadel Securities LP	Diversified Financial services	6.32%	S + 2.00%	10/31/31	26,926	26,989	26,883
Edgewater Generation, LLC	Electric Utilities	7.32%	S + 3.00%	08/01/30	7,740	7,784	7,729	(10)
Lightning Power LLC	Electric Utilities	6.55%	S + 2.25%	08/18/31	8,955	9,057	8,894	(10)
LSF12 Crown US Commercial Bidco LLC	Electrical Equipment	8.57%	S + 4.25%	12/02/31	5,980	5,980	5,858
Nvent Electric Public Limited Company	Electrical Equipment	7.82%	S + 3.50%	01/30/32	5,275	5,305	5,266	(10)
Trystar, LLC	Electrical Equipment	8.80%	S + 4.50%	08/06/31	25,053	24,820	24,803	(6) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	12,558	(57)	(126)	(6) (8) (9)
Trystar, LLC	Electrical Equipment	8.79%	S + 4.50%	08/06/31	10,021	9,927	9,921	(6) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	6,279	(57)	(63)	(6) (8) (9)
GIP Pilot Acquisition Partners LP	Energy Equipment & Services	6.30%	S + 2.00%	10/04/30	14,897	15,005	14,813
WhiteWater DBR HoldCo, LLC	Energy Equipment & Services	6.55%	S + 2.25%	03/03/31	15,294	15,392	15,218	(10)
Whitewater Whistler Holdings, LLC	Energy Equipment & Services	6.05%	S + 1.75%	02/15/30	12,413	12,505	12,313	(10)
Arcis Golf LLC	Entertainment	7.07%	S + 2.75%	11/24/28	13,397	13,511	13,347	(10)
Fender Musical Instruments Corporation	Entertainment	8.42%	S + 4.00%	12/01/28	2,875	2,849	2,444
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	44,946	44,562	44,722	(6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	6,760	6,694	6,727	(6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	5,989	1,442	1,459	(6) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	5,940	(49)	(30)	(6) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	1,960	1,927	1,950	(6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	1,266	(6)	(6)	(6) (8) (9)
Advisor Group, Inc.	Financial Services	7.82%	S + 3.50%	08/17/28	4,052	4,067	4,018
AllSpring Buyer, LLC	Financial Services	7.31%	S + 3.00%	11/01/30	8,000	7,995	7,985
Celero Commerce LLC	Financial Services	9.31%	S + 5.00%	02/28/31	104,838	104,061	104,052	(6)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	24,962	(92)	(94)	(6) (9)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	8,321	(62)	(62)	(6) (9)
Computer Services, Inc.	Financial Services	9.57%	S + 5.25%	11/15/29	48,991	47,039	48,991	(8)
Coretrust Purchasing Group LLC	Financial Services	9.57%	S + 5.25%	10/01/29	37,098	35,925	36,913	(8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	5,526	(105)	(28)	(8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29		$5,526	$(116)	$(28)	(8) (9)
DRW Holdings, LLC	Financial Services	7.79%	S + 3.50%	06/26/31		17,489	17,506	17,413
Edelman Financial Center, LLC	Financial Services	7.32%	S + 3.00%	04/07/28		13,466	13,523	13,416
Eisner Advisory Group LLC	Financial Services	8.32%	S + 4.00%	02/28/31		8,052	8,113	8,034	(10)
Franklin Square Holdings, L.P.	Financial Services	6.57%	S + 2.25%	04/25/31		17,943	18,060	17,898
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29		36,677	35,520	36,677	(6) (8)
Fullsteam Operations LLC	Financial Services	11.46%	S + 7.00%	11/27/29		22,748	11,882	11,823	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29		11,542	11,213	11,542	(6) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		8,273	(57)	(124)	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	11.46%	S + 7.00%	11/27/29		5,687	3,746	3,737	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29		5,130	4,986	5,130	(6) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		2,052	(53)	—	(6) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		919	(6)	(14)	(6) (8) (9)
Jefferies Finance LLC	Financial Services	7.32%	S + 3.00%	10/21/31		1,197	1,186	1,192
NEXUS Buyer LLC	Financial Services	7.82%	S + 3.50%	07/31/31		13,975	13,973	13,885
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	9.07%	S + 4.75%	05/16/31		155,367	154,762	155,172	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.57%	S + 5.25%	02/24/31		34,738	34,430	34,390	(6) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		5,000	(42)	(50)	(6) (8) (9)
Chobani, LLC	Food Products	6.82%	S + 2.50%	10/25/27		17,627	17,763	17,613
Eagle Family Foods Group Holdings, LLC	Food Products	9.29%	S + 5.00%	08/12/30		194,916	193,126	192,967	(6) (8)
Eagle Family Foods Group Holdings, LLC	Food Products		S + 5.00%	08/12/30		22,753	(204)	(228)	(6) (8) (9)
Froneri International Ltd.	Food Products	6.24%	S + 2.00%	09/30/31		810	806	804	(7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.05%	S + 4.75%	12/11/30		110,795	109,198	109,133	(6) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.05%	S + 4.75%	12/11/30		17,538	773	760	(6) (8) (9)
Kenan Advantage Group, Inc.	Ground Transportation	7.57%	S + 3.25%	01/25/29		17,952	17,993	17,839
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.28%	E + 5.50%	11/28/31	EUR	25,290	27,066	26,799	(6) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		12,695	(121)	(222)	(6) (8) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.94%	S + 5.50%	11/28/31		9,309	9,130	9,146	(6) (8)
Medline Borrower, LP	Health Care Equipment & Supplies	6.57%	S + 2.25%	10/23/28		26,875	26,981	26,813
Zeus Company, Inc.	Health Care Equipment & Supplies	9.80%	S + 5.50%	02/28/31		69,619	68,693	68,922	(6) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies	9.80%	S + 5.50%	02/28/31		13,050	4,452	4,437	(6) (8) (9)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30		9,788	(121)	(98)	(6) (8) (9)
Advarra Holdings, Inc.	Health Care Providers & Services	8.82%	S + 4.50%	09/15/31		76,640	76,280	76,257	(6) (8)
Advarra Holdings, Inc.	Health Care Providers & Services	8.82%	S + 4.50%	09/15/31		41,685	41,489	41,477	(6) (8)
Advarra Holdings, Inc.	Health Care Providers & Services		S + 4.50%	09/15/31		7,087	(16)	(35)	(6) (8) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.32%	S + 5.00%	08/07/31		55,493	54,960	54,660	(6) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		8,477	(126)	(127)	(6) (8) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.43%	S + 5.00%	08/07/31		5,298	4,563	4,557	(6) (8) (9)
Electron BidCo, Inc.	Health Care Providers & Services	7.07%	S + 2.75%	11/01/28		11,000	11,052	10,972
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.17%	S + 6.75%	06/13/28		8,660	8,478	8,531	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	$979	$(19)	$(15)	(6) (8) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.42%	S + 5.00% (Incl. 6.42% PIK)	03/18/27	21,581	21,304	18,452	(6) (8) (11)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.42%	S + 5.00% (Incl. 6.42% PIK)	03/18/27	2,549	2,424	2,455	(6) (8) (9) (11) (12)
LifePoint Health, Inc.	Health Care Providers & Services	7.82%	S + 3.50%	05/19/31	3,706	3,706	3,559
LifePoint Health, Inc.	Health Care Providers & Services	8.05%	S + 3.75%	05/19/31	321	308	311
Netsmart Technologies, Inc.	Health Care Providers & Services	9.27%	S + 4.95% (Incl. 2.45% PIK)	08/25/31	180,064	178,412	178,263	(6) (8)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 4.95% (Incl. 2.45% PIK)	08/25/31	24,158	(221)	(242)	(6) (8) (9)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 4.95% (Incl. 2.45% PIK)	08/25/31	23,684	(105)	(237)	(6) (8) (9)
Onex TSG Intermediate Corp.	Health Care Providers & Services	9.30%	S + 4.75%	02/28/28	7,875	7,918	7,915
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services	9.04%	S + 4.75%	01/22/32	229,798	226,420	226,351	(6)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 4.75%	01/22/32	96,801	—	(726)	(6) (9)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 4.75%	01/22/32	25,253	—	(442)	(6) (9)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 4.75%	01/22/32	23,148	(338)	(347)	(6) (9)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	9.80%	S + 5.50%	06/15/27	14,539	14,266	14,430	(8)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	9.80%	S + 5.50%	06/15/27	7,359	7,225	7,304	(8)
Summit Behavioral Healthcare, LLC	Health Care Providers & Services	8.55%	S + 4.25%	11/24/28	1,313	1,314	1,083
US Radiology Specialists, Inc.	Health Care Providers & Services	9.05%	S + 4.75%	12/15/27	4,478	4,500	4,470
Athenahealth Group, Inc.	Health Care Technology	7.32%	S + 3.00%	02/15/29	4,974	4,970	4,905
Cotiviti Corporation	Health Care Technology	7.07%	S + 2.75%	05/01/31	13,944	14,005	13,630
eResearch Technology, Inc. (dba Clario)	Health Care Technology	9.07%	S + 4.75%	01/15/32	156,715	155,182	157,206	(6)
eResearch Technology, Inc. (dba Clario)	Health Care Technology	9.07%	S + 4.75%	01/15/32	29,569	1,328	1,571	(6) (9)
eResearch Technology, Inc. (dba Clario)	Health Care Technology		S + 4.75%	01/15/32	26,021	(126)	81	(6) (9)
eResearch Technology, Inc. (dba Clario)	Health Care Technology		S + 4.75%	10/17/31	14,784	(143)	46	(6) (9)
HealthEdge Software, Inc.	Health Care Technology	9.07%	S + 4.75%	07/16/31	34,431	34,112	34,086	(6) (8)
HealthEdge Software, Inc.	Health Care Technology	9.07%	S + 4.75%	07/16/31	15,190	15,047	15,038	(6) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	4,580	(41)	(46)	(6) (8) (9)
Shields Health Solutions	Health Care Technology		S + 6.00%	03/03/32	270,506	—	—	(6) (9)
Shields Health Solutions	Health Care Technology		S + 6.00%	03/03/30	10,820	—	—	(6) (9)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.79%	S + 6.50%	09/12/29	23,477	23,277	23,242	(6) (8)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.79%	S + 6.50%	09/12/29	4,306	1,354	1,335	(6) (8) (9)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.79%	S + 6.50%	09/12/29	861	165	164	(6) (8) (9)
Raising Cane's Restaurants, LLC	Hotels, Restaurants & Leisure	6.32%	S + 2.00%	09/18/31	17,960	18,066	17,882
Whatabrands LLC	Hotels, Restaurants & Leisure	6.82%	S + 2.50%	08/03/28	3,285	3,294	3,268
AI Aqua Merger Sub, Inc.	Household Durables	7.32%	S + 3.00%	07/31/28	4,166	4,169	4,124	(7)
Kronos Acquisition Holdings Inc.	Household Products	8.30%	S + 4.00%	07/08/31	5,453	5,471	4,663	(7)
CPM Holdings, Inc.	Industrial Conglomerates	8.82%	S + 4.50%	09/28/28	4,613	4,533	4,528
Acrisure, LLC	Insurance	7.32%	S + 3.00%	11/06/30	12,102	12,060	12,005
Acrisure, LLC	Insurance	7.07%	S + 2.75%	02/15/27	1,368	1,357	1,362
Alliant Holdings Intermediate, LLC	Insurance	7.07%	S + 2.75%	09/19/31	14,836	14,835	14,735
AmWINS Group, Inc.	Insurance		S + 2.25%	01/30/32	9,875	9,901	9,788	(10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	$51,214	$50,738	$50,702	(6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	21,583	5,136	5,039	(6) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/30	4,000	1,244	1,240	(6) (8) (9)
AssuredPartners, Inc.	Insurance	7.82%	S + 3.50%	02/14/31	13,941	14,001	13,950	(10)
Asurion LLC	Insurance	8.67%	S + 4.25%	08/19/28	5,383	5,396	5,328
Broadstreet Partners, Inc.	Insurance	7.32%	S + 3.00%	06/13/31	13,048	13,094	12,923
Galway Holdings, LP	Insurance	8.80%	S + 4.50%	09/29/28	45,199	44,810	44,747	(8)
Galway Holdings, LP	Insurance	8.80%	S + 4.50%	09/29/28	4,489	234	209	(8) (9)
Galway Holdings, LP	Insurance	8.80%	S + 4.50%	09/29/28	3,995	1,273	1,266	(8) (9)
Galway Holdings, LP	Insurance	8.80%	S + 4.50%	09/29/28	850	844	841	(8)
HUB International Limited	Insurance	6.79%	S + 2.50%	06/20/30	18,396	18,484	18,305
OneDigital Borrower, LLC	Insurance	7.32%	S + 3.00%	07/02/31	11,678	11,692	11,591
Sedgwick Claims Management Services, Inc.	Insurance	7.31%	S + 3.00%	07/31/31	13,105	13,178	13,056
Truist Insurance Holdings LLC	Insurance	7.05%	S + 2.75%	05/06/31	9,102	9,147	9,034
USI, Inc.	Insurance	6.55%	S + 2.25%	11/21/29	17,660	17,723	17,476
USI, Inc.	Insurance	6.55%	S + 2.25%	09/29/30	5,226	5,243	5,171
Ark Data Centers, LLC	IT Services	9.05%	S + 4.75%	11/27/30	59,783	58,641	58,588	(6) (8)
Ark Data Centers, LLC	IT Services	9.06%	S + 4.75%	11/27/30	35,167	712	352	(6) (8) (9)
Ark Data Centers, LLC	IT Services		S + 4.75%	11/27/30	10,550	(199)	(211)	(6) (8) (9)
Boost Newco Borrower, LLC	IT Services	6.30%	S + 2.00%	01/31/31	22,506	22,693	22,330
Cloud Software Group, Inc.	IT Services	8.05%	S + 3.75%	03/29/29	7,357	7,410	7,278
Cloud Software Group, Inc.	IT Services	7.80%	S + 3.50%	03/29/29	6,105	6,111	6,043
CNT Holdings I Corp.	IT Services	6.80%	S + 2.50%	11/08/32	15,963	16,025	15,848
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.32%	S + 6.00%	10/02/29	33,218	32,682	32,885	(6) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.32%	S + 6.00%	10/02/29	11,733	11,565	11,616	(6) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	8,700	(66)	(87)	(6) (8) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	6,960	(105)	(70)	(6) (8) (9)
Ingram Micro, Inc.	IT Services	7.05%	S + 2.75%	09/22/31	10,378	10,421	10,404	(7)
Kaseya Inc.	IT Services		S + 3.25%	03/22/32	7,300	7,300	7,268	(10)
MH Sub I, LLC	IT Services	8.57%	S + 4.25%	05/03/28	7,135	7,111	6,747	(10)
MH Sub I, LLC	IT Services	8.57%	S + 4.25%	12/31/31	4,829	4,814	4,417	(10)
Plano HoldCo Inc.	IT Services	7.80%	S + 3.50%	10/02/31	11,700	11,762	11,641
QBS Parent, Inc. (dba Quorum Software)	IT Services	9.05%	S + 4.75%	11/07/31	49,740	36,007	36,030	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	11/07/31	14,459	—	(63)	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.75%	11/07/31	7,668	(18)	(14)	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services	9.05%	S + 4.75%	11/07/31	3,346	3,330	3,331	(6)
US Signal Company, LLC	IT Services	9.92%	S + 5.50%	09/04/29	29,421	29,154	29,127	(6) (8)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	9,053	(80)	(91)	(6) (8) (9)
US Signal Company, LLC	IT Services	9.91%	S + 5.50%	09/04/29	4,526	4,486	4,481	(6) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/20/29	15,158	15,114	15,113	(6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/20/29		$1,716	$(5)	$(9)	(6) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/20/29		1,452	(4)	(4)	(6) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/20/29		1,188	(6)	(6)	(6) (9)
Alterra Mountain Company	Leisure Products	7.07%	S + 2.75%	08/17/28		13,710	13,773	13,675
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28		24,676	24,200	24,430	(6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28		3,193	2,491	2,518	(6) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28		1,606	1,579	1,590	(6) (8)
GSM Holdings, Inc.	Leisure Products	9.30%	S + 5.00%	09/30/31		3,980	3,794	3,721
MajorDrive Holdings IV LLC	Leisure Products	8.56%	S + 4.00%	06/01/28		7,438	7,455	6,727
SRAM, LLC	Leisure Products	6.57%	S + 2.25%	02/27/32		13,465	13,556	13,331	(10)
WCG Intermediate Corp.	Life Sciences Tools & Services	7.32%	S + 3.00%	02/25/32		6,625	6,608	6,551
Brookfield WEC Holdings Inc.	Machinery	6.57%	S + 2.25%	01/27/31		8,691	8,710	8,604
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29		75,034	74,328	74,284	(8)
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29		22,908	22,692	22,679	(8)
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29		18,688	902	890	(8) (9)
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29		14,681	14,543	14,535	(8)
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29		11,146	11,044	11,035	(8)
Dwyer Instruments, LLC	Machinery		S + 4.75%	07/20/29		7,678	(36)	(77)	(8) (9)
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29		4,086	4,048	4,045	(8)
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29		1,214	1,202	1,202	(8)
Engineered Machinery Holdings, Inc.	Machinery	8.31%	S + 3.75%	05/19/28		13,472	13,518	13,464
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.04%	S + 4.75%	08/20/31		34,721	34,396	34,374	(6) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30		5,910	(53)	(59)	(6) (8) (9)
Precinmac, LP	Machinery	9.32%	S + 5.00%	12/02/31		164,533	162,945	162,888	(6) (8)
Precinmac, LP	Machinery		S + 5.00%	12/02/31		42,460	(203)	(425)	(6) (8) (9)
Precinmac, LP	Machinery	11.50%	P + 4.00%	12/02/31		21,230	10	—	(6) (8) (9)
Pro Mach Group, Inc.	Machinery	7.07%	S + 2.75%	08/31/28		9,000	9,074	8,970	(10)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31		164,649	163,047	163,002	(6) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.07%	S + 4.75%	12/26/31		42,218	4,627	4,433	(6) (8) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31		21,109	5,791	5,784	(6) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.31%	S + 5.00%	07/01/31		31,816	31,376	31,498	(6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery		S + 5.00%	07/01/31		8,468	(57)	(85)	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	7.34%	E + 5.00%	07/01/30		8,468	1,336	1,363	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	7.68%	E + 5.00%	07/01/31	EUR	7,890	8,357	8,446	(6) (7) (8)
SPX Flow, Inc.	Machinery	7.32%	S + 3.00%	04/05/29		8,262	8,287	8,238
ABG Intermediate Holdings 2 LLC	Media	6.57%	S + 2.25%	12/21/28		14,372	14,481	14,208	(10)
Fleet Midco I Limited	Media	7.06%	S + 2.75%	02/21/31		2,996	3,004	2,985	(7)
Recorded Books Inc. (dba RBMedia)	Media	10.06%	S + 5.75%	09/02/30		76,605	74,692	75,839	(6) (8)
Recorded Books Inc. (dba RBMedia)	Media	10.04%	S + 5.75%	09/02/30		8,990	8,826	8,900	(6) (8)
Recorded Books Inc. (dba RBMedia)	Media	10.06%	S + 5.75%	08/31/28		6,278	3,904	3,973	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Arsenal AIC Parent LLC	Metals & Mining	7.07%	S + 2.75%	08/19/30		$14,701	$14,813	$14,573
Crosby US Acquisition Corp.	Metals & Mining	7.82%	S + 3.50%	08/16/29		8,933	9,005	8,931
AL GCX Fund VIII Holdings LLC	Oil, Gas & Consumable Fuels	6.32%	S + 2.00%	01/30/32		10,800	10,808	10,719	(10)
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels	6.31%	S + 2.00%	05/17/29		14,144	14,213	14,070	(10)
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels	6.79%	S + 2.50%	04/13/28		23,865	23,965	23,829
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	6.07%	S + 1.75%	11/22/30		5,283	5,293	5,275
CQP Holdco LP	Oil, Gas & Consumable Fuels	6.30%	S + 2.00%	12/31/30		31,508	31,623	31,402
Epic Y-Grade Services, LP	Oil, Gas & Consumable Fuels	10.04%	S + 5.75%	06/29/29		13,802	13,777	13,787	(10)
Kohler Energy Co LLC	Oil, Gas & Consumable Fuels	8.05%	S + 3.75%	05/01/31		11,003	11,042	10,814
Oryx Midstream Services Permian Basin, LLC	Oil, Gas & Consumable Fuels	6.57%	S + 2.25%	10/05/28		17,958	18,034	17,929
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	7.82%	S + 3.50%	05/10/30		2,338	2,339	2,326
Prairie ECI Acquiror LP	Oil, Gas & Consumable Fuels	8.57%	S + 4.25%	08/01/29		3,842	3,840	3,840
Third Coast Infrastructure LLC	Oil, Gas & Consumable Fuels	8.57%	S + 4.25%	09/25/30		13,416	13,404	13,281
Thunder Generation Funding LLC	Oil, Gas & Consumable Fuels	7.30%	S + 3.00%	10/03/31		18,409	18,575	18,386
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	7.29%	S + 3.00%	02/16/28		14,400	14,523	14,370
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	9.54%	S + 5.25%	09/30/30		24,002	23,417	23,762	(6) (8)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	7.86%	E + 5.25%	09/30/30	EUR	14,934	15,359	15,987	(6) (8)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 5.25%	10/01/29		4,892	(111)	(49)	(6) (8) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	9.55%	S + 5.25%	09/30/30		3,673	3,576	3,636	(6) (8)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 5.25%	09/30/30		3,058	(15)	(31)	(6) (8) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 5.25%	09/30/30		3,058	(14)	(31)	(6) (8) (9)
Covetrus, Inc.	Pharmaceuticals	9.30%	S + 5.00%	10/13/29		2,544	2,547	2,441
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals	9.57%	S + 5.25%	12/18/31		68,808	67,640	67,604	(6) (8)
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals		S + 5.25%	12/18/31		9,980	(168)	(175)	(6) (8) (9)
Amspec Parent, LLC	Professional Services	8.55%	S + 4.25%	12/22/31		43,333	43,122	43,252	(6)
Amspec Parent, LLC	Professional Services		S + 4.25%	12/22/31		6,667	(16)	(12)	(6) (9)
Ankura Consulting Group, LLC	Professional Services	7.80%	S + 3.50%	12/29/31		13,463	13,555	13,292
Berkeley Research Group LLC	Professional Services		S + 3.25%	03/17/32		3,525	3,472	3,477	(10)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29		20,049	19,784	19,748	(6) (8)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29		1,650	803	800	(6) (8) (9)
iCIMS, Inc.	Professional Services	10.04%	S + 5.75%	08/18/28		34,646	34,266	33,087	(8)
iCIMS, Inc.	Professional Services	10.54%	S + 6.25%	08/18/28		6,000	5,926	5,820	(8)
iCIMS, Inc.	Professional Services	10.04%	S + 5.75%	08/18/28		3,067	303	199	(8) (9)
Westwood Professional Services Inc.	Professional Services	9.05%	S + 4.75%	09/19/31		81,183	80,417	80,372	(6) (8)
Westwood Professional Services Inc.	Professional Services	9.06%	S + 4.75%	09/19/31		23,633	4,763	4,647	(6) (8) (9)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31		12,239	(113)	(122)	(6) (8) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software	9.07%	S + 4.75%	08/29/31		11,830	11,719	11,712	(6) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31		2,366	(11)	(24)	(6) (8) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31		1,479	(14)	(15)	(6) (8) (9)
Aptean, Inc.	Software	9.56%	S + 5.25%	01/30/31		83,582	74,283	74,085	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Aptean, Inc.	Software		S + 5.25%	01/30/31		$25,527	$—	$(255)	(6) (8) (9)
Aptean, Inc.	Software		S + 5.25%	01/30/31		22,691	(56)	(227)	(6) (8) (9)
Aptean, Inc.	Software		S + 5.25%	01/30/31		8,357	(59)	(84)	(6) (8) (9)
Aptean, Inc.	Software		S + 5.25%	01/30/31		3,767	1,430	1,430	(6) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.05%	S + 5.75%	07/01/30		8,715	8,539	8,671	(6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30		1,460	(20)	(7)	(6) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.05%	S + 5.75%	07/01/30		571	566	568	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	8.80%	S + 4.50%	07/28/31		28,177	27,916	27,896	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31		6,897	(31)	(69)	(6) (8) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30		3,350	(30)	(33)	(6) (8) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30		1,576	(14)	(16)	(6) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.05%	S + 4.75%	07/14/31		35,400	35,073	35,046	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31		16,857	(76)	(169)	(6) (7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31		6,743	(61)	(67)	(6) (7) (8) (9)
Clover Holdings 2 LLC	Software	8.29%	S + 4.00%	12/09/31		13,500	13,493	13,331
ConnectWise, LLC	Software	8.06%	S + 3.50%	09/29/28		13,473	13,492	13,448
Crewline Buyer, Inc. (dba New Relic)	Software	11.07%	S + 6.75%	11/08/30		61,726	60,395	60,182	(6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		6,165	(124)	(154)	(6) (8) (9)
Drake Software, LLC	Software	8.55%	S + 4.25%	06/26/31		3,356	3,316	3,218
First Advantage Holdings, LLC	Software	7.57%	S + 3.25%	10/31/31		524	526	520	(7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.04%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		20,768	20,592	20,768	(6) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.54%	S + 5.25% (Incl. 2.25% PIK)	01/17/31		5,592	5,540	5,536	(6) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		2,895	(24)	(14)	(6) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		968	(9)	(10)	(6) (8) (9)
Hyland Software, Inc.	Software	9.32%	S + 5.00%	09/19/30		94,282	93,099	94,282	(6) (8)
Hyland Software, Inc.	Software		S + 5.00%	09/19/29		4,525	(53)	—	(6) (8) (9)
iSolved Inc	Software	7.57%	S + 3.25%	10/15/30		13,472	13,588	13,468	(10)
KPA Parent Holdings, Inc.	Software	9.07%	S + 4.75%	03/12/32		25,988	25,729	25,728	(6)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32		3,713	(18)	(37)	(6) (9)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32		2,599	(26)	(13)	(6) (9)
Kryptona Bidco US, LLC (dba Kyriba)	Software	10.55%	S + 6.25% (Incl. 3.38% PIK)	12/18/31		100,400	98,469	98,392	(6) (7) (8)
Kryptona Bidco US, LLC (dba Kyriba)	Software	8.73%	E + 6.25% (Incl. 3.38% PIK)	12/18/31	EUR	23,235	23,638	24,621	(6) (7) (8)
Kryptona Bidco US, LLC (dba Kyriba)	Software		S + 6.25% (Incl. 3.38% PIK)	12/18/31		10,825	(208)	(216)	(6) (7) (8) (9)
NAVEX TopCo, Inc.	Software	9.82%	S + 5.50%	11/08/30		45,491	44,714	45,377	(6) (8)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28		4,050	(59)	(10)	(6) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.31%	N + 4.75%	05/03/29	NOK	117,804	10,908	11,141	(6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.05%	S + 4.75%	05/03/29		47,673	47,471	47,435	(6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.15%	S + 4.75%	05/03/29		11,139	10,471	10,463	(6) (7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 4.75%	05/03/29		10,582	(43)	(53)	(6) (7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.21%	SN + 4.75%	05/03/29	GBP	5,375	6,741	6,909	(6) (7) (8)
Onyx CenterSource, Inc.	Software	9.71%	S + 5.25%	12/14/29		21,945	21,475	21,726	(6) (8)
Onyx CenterSource, Inc.	Software	9.70%	S + 5.25%	12/14/29		1,650	1,506	1,523	(6) (8) (9)
Physician Partners LLC	Software	8.45%	S + 4.00%	12/31/29		428	410	217	(10)
Physician Partners LLC	Software	9.95%	S + 5.50% (Incl. 4.00% PIK)	12/31/30		265	254	48	(10)
Physician Partners LLC	Software	10.30%	S + 6.00%	12/31/29		124	124	114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Physician Partners LLC	Software	8.74%	S + 4.00%	12/26/28	$121	$116	$36
Project Boost Purchaser, LLC	Software	7.30%	S + 3.00%	07/16/31	16,170	16,261	16,066
Quartz Acquireco LLC	Software	7.05%	S + 2.75%	06/28/30	8,973	9,010	8,906
Renaissance Holding Corp.	Software	8.57%	S + 4.00%	04/05/30	99,035	98,489	97,042	(6)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software	9.57%	S + 5.25% (Incl. 2.75% PIK)	09/01/31	40,881	40,505	40,472	(6) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	11,630	(53)	(116)	(6) (8) (9)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	4,652	(43)	(47)	(6) (8) (9)
Rubrik, Inc.	Software	11.47%	S + 7.00%	08/17/28	85,514	84,887	85,514	(6) (8)
Rubrik, Inc.	Software	11.47%	S + 7.00%	08/17/28	11,952	11,240	11,325	(6) (8) (9)
Runway Bidco, LLC (dba Redwood Software)	Software	9.30%	S + 5.00%	12/17/31	50,311	49,823	49,808	(6) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	12,500	(60)	(125)	(6) (8) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	6,250	(60)	(63)	(6) (8) (9)
S2P Acquisition Borrower, Inc.	Software	7.56%	S + 3.25%	12/05/31	13,500	13,632	13,422
Singlewire Software, LLC	Software	9.55%	S + 5.25%	05/10/29	17,361	16,955	17,187	(6) (8)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29	3,226	(67)	(32)	(6) (8) (9)
UKG Inc.	Software	7.30%	S + 3.00%	02/10/31	2,205	2,212	2,199
Vamos Bidco, Inc. (dba VIP)	Software	9.05%	S + 4.75%	01/30/32	52,462	51,946	51,937	(6)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	21,859	(107)	(109)	(6) (9)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	6,558	(64)	(66)	(6) (9)
World Wide Technology Holding Co. LLC	Software	6.57%	S + 2.25%	03/01/30	26,122	26,297	26,056
Zelis Payments Buyer, Inc.	Software	7.57%	S + 3.25%	11/26/31	4,564	4,580	4,548
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.05%	S + 4.75%	06/02/31	76,640	75,941	75,873	(6) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.05%	S + 4.75%	06/02/31	41,923	21,618	21,491	(6) (8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 4.75%	05/31/30	9,803	(85)	(98)	(6) (8) (9)
Foundation Building Materials Holding Company, LLC	Specialty Retail	7.80%	S + 3.25%	01/31/28	8,944	8,889	8,466
Harbor Freight Tools USA, Inc.	Specialty Retail	6.82%	S + 2.50%	06/11/31	3,186	3,165	3,102	(10)
Ahead DB Holdings, LLC	Technology Hardware & Equipment	7.30%	S + 3.00%	02/01/31	7,982	7,937	7,958	(10)
McAfee, LLC	Technology Hardware & Equipment	7.32%	S + 3.00%	03/01/29	17,948	17,966	17,100
Peraton Corp.	Technology Hardware & Equipment	8.17%	S + 3.75%	02/01/28	2,463	2,468	2,188
Virtusa Corporation	Technology Hardware & Equipment	7.57%	S + 3.25%	02/15/29	5,950	5,952	5,933
CCI Buyer, Inc.	Telecommunications	8.30%	S + 4.00%	12/17/27	2,493	2,485	2,492
Champ Acquisition Corporation	Textiles, Apparel & Luxury Goods	8.80%	S + 4.50%	11/25/31	8,944	9,086	8,985
Fanatics Commerce Intermediate Holdco, LLC	Textiles, Apparel & Luxury Goods	7.69%	S + 3.25%	11/24/28	3,017	3,025	3,009
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.55%	S + 6.25%	09/29/27	43,403	42,738	43,077	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.07%	S + 5.75%	10/07/30	65,488	64,110	63,850	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.07%	S + 5.75%	10/07/30	51,792	35,749	35,412	(6) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	179,597	177,275	168,821	(6) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.66%	S + 5.25%	12/31/29	20,916	5,171	4,183	(6) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50%	12/31/29	12,562	1,320	656	(6) (8) (9)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.30%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	113,137	112,964	112,571	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	7,953	(7)	(40)	(6) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.55%	S + 5.25%	06/23/31	42,805	42,214	42,377	(6) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.55%	S + 5.25%	06/23/31	23,894	17,721	17,775	(6) (8) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	4,780	(63)	(48)	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1) (5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.75%	03/31/27	$4,408	$(30)	$(33)	(6) (9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	10.19%	S + 5.75%	03/31/27	4,397	4,346	4,342	(6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	10.19%	S + 5.75%	03/31/27	4,397	4,346	4,342	(6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	10.19%	S + 5.75%	03/31/27	2,748	2,716	2,714	(6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.75%	03/31/27	551	(6)	(7)	(6) (9)
Total 1st Lien/Senior Secured Debt						7,701,173	7,674,350
1st Lien/Last-Out Unitranche (13) - 4.0%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.57%	S + 6.25%	12/07/28	$46,916	$46,548	$46,447	(6) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.57%	S + 6.25%	12/07/28	28,084	20,371	20,303	(6) (8) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	10.85%	S + 6.55%	12/06/28	68,000	62,613	62,462	(6) (8) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	14,349	14,226	14,205	(6) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	8,982	2,143	2,127	(6) (8) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	21,998	21,817	21,777	(6) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	13,003	4,107	4,079	(6) (8) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.30%	S + 7.00%	08/24/28	46,667	46,188	46,200	(6) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.42%	S + 7.00%	08/24/28	28,333	13,394	13,383	(6) (8) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.17%	S + 3.75%	08/31/28	19,000	16,227	16,242	(6) (8) (9)
Total 1st Lien/Last-Out Unitranche						247,634	247,225
Total United States						$7,948,807	$7,921,575
Total Debt Investments						$8,225,651	$8,194,893

Investment(1) (5)	Industry(2)			Initial Acquisition Date(15)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 0.1%
United States - 0.1%
Common Stock - 0.1%
VisionSafe Parent, LLC	Aerospace & Defense			04/19/24	660	$660	$759	(6) (8) (14)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services			04/26/24	4,554,000	4,554	3,917	(6) (8) (11) (14)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services			03/29/24	20,103,551	—	—	(8) (11) (14)
Total Common Stock						5,214	4,676
Preferred Stock - 0.0%
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services			03/29/24	9,754,188	$3,101	$—	(8) (11) (14)
Total Preferred Stock						3,101	—
Total United States						$8,315	$4,676
Total Equity Securities						$8,315	$4,676
Total Investments - 133.4%						$8,233,966	$8,199,569
Investments in Affiliated Money Market Fund - 5.4%
United States - 5.4%
Goldman Sachs Financial Square Government Fund - Institutional Shares					333,490,771	$333,491	$333,491	(16) (17)
Total United States						$333,491	$333,491
Total Investments in Affiliated Money Market Fund						333,491	333,491
Total Investments and Investments in Affiliated Money Market Fund - 138.8%						$8,567,457	$8,533,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 “Investments.”
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA (“C”), SARON (“SARON”), BBSW (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2025, the rate for 6 month S was 4.19%, 3 month S was 4.29%, 1 month S was 4.32%, 6 month E was 2.34%, 3 month E was 2.34%, 3 month SN was 4.46%, 3 month N was 4.57%, 3 month C was 2.66%, 3 month SARON was 0.21%, 3 month B was 4.13%, 1 month B was 4.10%, and 3 month P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025.
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
(5)
Assets are pledged as collateral for the Revolving Credit Facilities (as defined below). See Note 6 “Debt.”
(6)
Represents co-investments made with in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission (the “SEC”). See Note 3 “Significant Agreements and Related Party Transactions.”
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, the aggregate fair value of these securities is $827,075 or 9.5% of the Company’s total assets.
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
(10)
Position or portion thereof unsettled as of March 31, 2025.
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
(14)
Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” As of March 31, 2025, the aggregate fair value of these securities is $4,676 or 0.1% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
The annualized seven-day yield as of March 31, 2025 is 4.25%.
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
(14)
Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” As of December 31, 2024, the aggregate fair value of these securities is $5,372 or 0.1% of the Company's net assets. The initial acquisition dates have been included for such securities.
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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. ORGANIZATION

Goldman Sachs Private Credit Corp. (f/k/a Goldman Sachs Loan Fund LLC and Goldman Sachs Private Credit Fund LLC) (the "Company", which term refers to either Goldman Sachs Private Credit Corp. or Goldman Sachs Private Credit Corp., together with its consolidated subsidiaries, as the context may require) is a Delaware corporation formed on March 25, 2022 that has elected to be treated, and expects to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and has elected to be treated as a business development company (“BDC”) under the Investment Company Act. On April 6, 2023, the Company elected to be regulated as a BDC, converted from a Delaware limited liability company into a Delaware corporation and commenced operations.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2025. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Prepayment premiums	$16	$35
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,064	$322

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2025, the Company did not have any investments on non-accrual status. As of December 31, 2024, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent price sources. In the absence of quoted market prices, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee (the “Valuation Designee”) designated by the board of directors of the Company (the “Board of Directors” or “Board”), pursuant to Rule 2a-5 under the Investment Company Act.

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
(3)
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (the “VOG”), a team that is part of the controllers group of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. The VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of March 31, 2025 and December 31, 2024, the Company held an aggregate cash balance of $89,700 and $120,377. Foreign currency of $15,435 and $9,660 (acquisition cost of $15,499 and $9,896) is included in cash as of March 31, 2025 and December 31, 2024.

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

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2023. So long as the Company maintains its qualification for tax treatment as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders without reducing the Company’s required distribution. The Company will accrue excise tax on estimated undistributed taxable income as required.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board each month and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

The Company has adopted a distribution reinvestment plan (the “DRIP”) that provides for reinvestment of all cash distributions declared by the Board unless a stockholder elects to “opt out” of the plan. As a result, if the Board declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash distribution. If the distribution is subject to withholding tax as described above, only the net after-tax amount will be reinvested in additional Shares. Stockholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of Shares will generally be treated as receiving distributions equal to the amount of cash that would have been received if the stockholders had received the distributions in cash. However, since the cash distributions of participants in the plan will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes.

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

Segment Reporting

In accordance with ASC 280, Segment Reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in net assets from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as "Total assets" and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

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

For the three months ended March 31, 2025 and 2024, Management Fees amounted to $18,202 and $6,445 and the Investment Adviser voluntarily agreed to waive $10,595 and $0. As of March 31, 2025, $6,440 remained payable.

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

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

For the three months ended March 31, 2025 and 2024, Incentive Fees based on income amounted to $16,459 and $6,270 and the Investment Adviser voluntarily waived $12,000 and $2,425. As of March 31, 2025, $4,459 remained payable.

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

For the three months ended March 31, 2025 and 2024, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $1,632, which were not realized.

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

For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $1,325 and $507. As of March 31, 2025, $1,304 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency agreement, with GS & Co. pursuant to which GS & Co. serves as the Company’s transfer agent (“Transfer Agent”), registrar and distribution paying agent. The Company pays the Transfer Agent fees at an annual rate of 0.05% of the average of the Company’s NAV at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end).

For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Transfer Agent of $696 and $245. As of March 31, 2025, $696 remained payable.

Affiliates

As of March 31, 2025 and December 31, 2024, affiliates of the Investment Adviser owned 24.7% and 25.6% of the Shares.

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$444,718	$1,266,355	$(1,377,582)	$—	$—	$333,491	$4,315
ABC Investment Holdco Inc. (dba ABC Plumbing)	24,851	1,113	(45)	—	(660)	25,259	596
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	22,379	579	(5)	—	(2,046)	20,907	785
Total Non-Controlled Affiliates	$491,948	$1,268,047	$(1,377,632)	$—	$(2,706)	$379,657	$5,696
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$65,977	$6,362,920	$(5,984,179)	$—	$—	$444,718	$17,096
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	25,565	(650)	—	(64)	24,851	1,512
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	26,264	(9)	—	(3,876)	22,379	2,332
Total Non-Controlled Affiliates	$65,977	$6,414,749	$(5,984,838)	$—	$(3,940)	$491,948	$20,940

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2025 and December 31, 2024, there were $307 and $1,018, respectively, included within Accrued expenses and other liabilities, and $44 and $0, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the three months ended March 31, 2025 and March 31, 2024, as applicable.

The following table presents a summary of Expense Payments and the related Reimbursement Payments for the three months ended March 31, 2025 and March 31, 2024:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
For the Three Months Ended March 31, 2025
January 31, 2025	$1,222	$—	$1,222
February 28, 2025	1,216	—	1,216
March 31, 2025	1,739	—	1,739
Total	$4,177	$—	$4,177
For the Three Months Ended March 31, 2024
January 31, 2024	$2,759	$—	$2,759
February 29, 2024	3,248	—	3,248
March 31, 2024	898	—	898
Total	$6,905	$—	$6,905

For the three months ended March 31, 2025 and March 31, 2024, the Investment Adviser agreed to advance $4,177 and $6,905, which have been included within Expense support in the Consolidated Statements of Operations. As of March 31, 2025, unreimbursed Expense Payments were $28,400.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$7,957,376	$7,927,843	$7,014,260	$7,006,800
1st Lien/Last-Out Unitranche	268,275	267,050	263,347	261,643
Preferred Stock	3,101	—	3,101	—
Common Stock	5,214	4,676	5,214	5,372
Total investments	$8,233,966	$8,199,569	$7,285,922	$7,273,815

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2025				December 31, 2024
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	13.9%		18.5%		14.2%		21.1%
Commercial Services & Supplies	8.9		11.8		7.9		11.8
Health Care Providers & Services	8.0		10.7		6.0		8.9
Financial Services	7.9		10.6		7.2		10.6
Machinery	7.1		9.4		7.7		11.5
Trading Companies & Distributors	5.4		7.3		5.9		8.7
Food Products	3.9		5.2		4.4		6.5
Diversified Consumer Services	3.9		5.1		4.1		6.0
IT Services	3.5		4.6		3.5		5.2
Professional Services	3.4		4.6		3.8		5.6
Insurance	3.2		4.3		4.2		6.3
Wireless Telecommunication Services	3.2		4.2		3.3		4.9
Health Care Technology	2.8		3.7		0.9		1.4
Chemicals	2.6		3.5		3.2		4.7
Oil, Gas & Consumable Fuels	2.2		2.9		2.2		3.2
Construction & Engineering	2.2		2.9		2.3		3.5
Containers & Packaging	1.9		2.5		1.9		2.9
Building Products	1.8		2.5		2.0		2.9
Health Care Equipment & Supplies	1.6		2.2		1.9		2.8
Pharmaceuticals	1.4		1.8		1.5		2.3
Specialty Retail	1.3		1.8		1.4		2.1
Media	1.3		1.7		1.4		2.1
Distributors	1.2		1.6		1.1		1.6
Consumer Staples Distribution & Retail	0.9		1.2		1.0		1.5
Leisure Products	0.8		1.2		0.9		1.3
Aerospace & Defense	0.8		1.0		0.9		1.4
Textiles, Apparel & Luxury Goods	0.7		0.9		0.7		1.0
Automobile Components	0.6		0.8		0.7		1.0
Hotels, Restaurants & Leisure	0.6		0.7		0.7		1.1
Electrical Equipment	0.6		0.7		0.7		1.0
Energy Equipment & Services	0.5		0.7		0.5		0.7
Technology Hardware & Equipment	0.4		0.5		0.4		0.6
Diversified Financial services	0.3		0.4		0.4		0.5
Metals & Mining	0.3		0.4		0.2		0.3
Ground Transportation	0.2		0.3		0.1		0.2
Electric Utilities	0.2		0.3		0.2		0.3
Entertainment	0.2		0.3		0.2		0.3
Capital Goods	0.1		0.1		0.1		0.1
Life Sciences Tools & Services	0.1		0.1		0.1		0.1
Air Freight & Logistics	0.1		0.1		—		—
Household Products	—	(1)	0.1		0.1		0.1
Industrial Conglomerates	—	(1)	0.1		—		—
Household Durables	—	(1)	0.1		0.1		0.1
Telecommunications	—	(1)	—	(1)	—	(1)	0.1
Total	100.0%		133.4%		100.0%		148.3%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2025		December 31, 2024
United States	96.7%		95.4%
Canada	1.9		2.2
United Kingdom	1.0		2.1
Switzerland	0.2		0.3
Luxembourg	0.2		—
France	—	(1)	—
Total	100.0%		100.0%

(1)
Amount rounds to less than 0.1%.

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$4,944,428	Discounted cash flows	Discount Rate	7.6% — 13.0%	9.3%
	$18,452	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	$267,050	Discounted cash flows	Discount Rate	5.9% — 11.2%	10.2%
Equity
Common Stock	$4,676	Comparable multiples	EV/EBITDA(6)	10.0x — 13.5x	12.9x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$3,711,830	Discounted cash flows	Discount Rate	7.4% — 14.1%	9.7%
1st Lien/Last-Out Unitranche	$261,643	Discounted cash flows	Discount Rate	6.2% — 11.4%	10.5%
Equity
Common Stock	$5,372	Comparable multiples	EV/EBITDA(6)	10.0x — 13.5x	12.9x

(1)
As of March 31, 2025, included within the fair value of Level 3 assets of $5,956,416 is an amount of $721,810 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $5,211,478 or 87.6% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$2,243,153	$5,684,690	$7,927,843	$—	$1,875,466	$5,131,334	$7,006,800
1st Lien/Last-Out Unitranche	—	—	267,050	267,050	—	—	261,643	261,643
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—
Preferred Stock	—	—	—	—	—	—	—	—
Common Stock	—	—	4,676	4,676	—	—	5,372	5,372
Investments in Affiliated Money Market Fund	333,491	—	—	333,491	444,718	—	—	444,718
Total	$333,491	$2,243,153	$5,956,416	$8,533,060	$444,718	$1,875,466	$5,398,349	$7,718,533

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2025
1st Lien/Senior Secured Debt	$5,131,334	$711,520	$(2,923)	$202	$(100,786)	$4,425	$—	$(59,082)	$5,684,690	$(2,991)
1st Lien/Last-Out Unitranche	261,643	4,766	—	479	—	162	—	—	267,050	479
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—	—	—
Preferred Stock	—	—	—	—	—	—	—	—	—	—
Common Stock	5,372	—	—	(696)	—	—	—	—	4,676	(696)
Total assets	$5,398,349	$716,286	$(2,923)	$(15)	$(100,786)	$4,587	$—	$(59,082)	$5,956,416	$(3,208)
For the Three Months Ended March 31, 2024
1st Lien/Senior Secured Debt	$1,418,647	$431,101	$(4,003)	$14,850	$(36,110)	$1,574	$—	$—	$1,826,059	$9,586
1st Lien/Last-Out Unitranche	166,684	39,025	—	(117)	—	117	—	—	205,709	(116)
2nd Lien/Senior Secured Debt	20,017	—	—	240	—	10	—	—	20,267	240
Preferred Stock	—	3,420	—	—	—	—	—	—	3,420	—
Common Stock	—	—	—	—	—	—	—	—	—	—
Total assets	$1,605,348	$473,546	$(4,003)	$14,973	$(36,110)	$1,701	$—	$—	$2,055,455	$9,710

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2025, approximates its carrying value because the Revolving Credit Facilities and the Short-Term Borrowings (as defined below) have variable interest based on selected short-term rates.

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 371% and 290%.

The Company’s outstanding debt was as follows:

	March 31, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(1)	$1,630,000	$978,028	$652,169	$1,255,000	$92,090	$1,161,893
BNPP Revolving Credit Facility(2)	1,100,000	200,000	900,000	900,000	200,000	700,000
MS Revolving Credit Facility(3)	2,000,000	1,285,000	715,000	2,000,000	1,285,000	715,000
Total debt	$4,730,000	$2,463,028	$2,267,169	$4,155,000	$1,577,090	$2,576,893

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,770,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, the Company had outstanding borrowings denominated in USD of $410,000, in Euros of EUR 89,640, in CAD of CAD 59,500, in GBP of GBP 60,500 and in AUD of AUD 41,200. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $864,000, in Euros of EUR 153,890, in CAD of CAD 59,500, in GBP of GBP 60,500 and in AUD of AUD 34,500.
(2)
Provides, under certain circumstances, a total borrowing capacity of $1,100,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, the Company had outstanding borrowings denominated in USD of $900,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $700,000.
(3)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, the Company had outstanding borrowings denominated in USD of $715,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $715,000.

The combined weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2025 and for the year ended December 31, 2024 were 6.12% and 6.92%, respectively. The combined average debt of the aggregate borrowings outstanding for the three months ended March 31, 2025 was $2,262,870 and for the year ended December 31, 2024 was $1,061,820.

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into the Truist Revolving Credit Facility with Truist Bank (“Truist”), as administrative agent, the lenders and issuing banks party thereto. The Company has amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023 and May 23, 2024. The total commitments under the Truist Revolving Credit Facility are $1,630,000, of which $1,150,000 is under a multicurrency sub-facility, $390,000 is under a USD sub-facility and $90,000 is under a term loan tranche as of March 31, 2025. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,770,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 23, 2029.

Proceeds from the Truist Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay distributions).

Borrowings thereunder denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings thereunder denominated in non-USD bear interest of the applicable term benchmark rate or daily simple risk-free rate plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in (i) Great British Pounds (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, and (ii) Canadian Dollars only, an additional 0.29547% credit adjustment spread or 0.32138% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings. With respect to borrowings denominated in USD, the Company may elect either term SOFR or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company's wholly-owned subsidiaries that are formed or acquired by the Company in the future.

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum stockholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of March 31, 2025, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $14,763 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of March 31, 2025 and December 31, 2024, outstanding deferred financing costs were $11,008 and $9,967.

The following table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Borrowing interest expense	$9,881	$4,727
Facility fees	655	885
Amortization of financing costs	595	513
Total	$11,131	$6,125
Weighted average interest rate	5.84%	7.15%
Average outstanding balance	$686,759	$265,818

BNPP Revolving Credit Facility

On September 28, 2023, SPV Public I entered into BNPP Revolving Credit Facility with BNP Paribas (“BNPP”), as administrative agent, State Street Bank and Trust Company, as collateral agent, the Company, as equityholder and investment advisor, and the lenders party thereto. The Company has amended the BNPP Revolving Credit Facility on numerous occasions between May 30, 2024 and January 31, 2025. The total principal amount of the commitments under the BNPP Revolving Credit Facility is $1,100,000. Proceeds from borrowings under the BNPP Revolving Credit Facility may be used to fund portfolio investments by SPV Public I and to make advances under delayed drawdown collateral assets where SPV Public I is a lender. Any amounts outstanding under the BNPP Revolving Credit Facility must be repaid by January 31, 2028.

Prior to April 30, 2024, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.80% per annum. From April 30, 2024 until October 30, 2024, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.735% per annum. From October 31, 2024 until January 31, 2025, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.630% per annum. From and after January 31, 2025, advances under the BNPP Revolving Credit Facility bear interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.615% per annum. After the expiration of the reinvestment period on January 31, 2027, the applicable margin on all outstanding advances will increase by 1.00% per annum.

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

The BNPP Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of March 31, 2025, the Company and SPV Public I were in compliance with these covenants.

Costs of $7,777 were incurred in connection with obtaining and amending the BNPP Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BNPP Revolving Credit Facility using the straight-line method. As of March 31, 2025 and December 31, 2024, outstanding deferred financing costs were $6,171 and $5,038.

The following table presents the summary information of the BNPP Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$12,792	$1,493
Facility fees	133	38
Amortization of financing costs	514	148
Total	$13,439	$1,679
Weighted average interest rate	6.02%	7.25%
Average outstanding balance	$861,111	$82,857

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

The MS Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of March 31, 2025, the Company and GSCR Mott Street were in compliance with these covenants.

Costs of $15,360 were incurred in connection with obtaining the MS Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the MS Revolving Credit Facility using the straight-line method. As of March 31, 2025 and December 31, 2024, outstanding deferred financing costs were $13,670 and $14,443.

The following table presents the summary information of the MS Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Borrowing interest expense	$11,485	$—
Facility fees	1,774	—
Amortization of financing costs	773	—
Total	$14,032	$—
Weighted average interest rate	6.51%	—%
Average outstanding balance	$715,000	$—

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

To secure the Company’s obligations under each Short-Term Borrowing, the Company grants to Macquarie a back-up security interest in the Company's underlying investment associated with the particular borrowing. The carrying value of investments subject to such security interest were $0 and $0 as of March 31, 2025 and December 31, 2024, respectively.

In accordance with ASC 860, Transfers and Servicing, the Short-Term Borrowings meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party, which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The Company’s obligation is secured by the respective investment that is the subject of the relevant Short-Term Borrowing. Interest expense associated with the Short-Term Borrowings is reported on the Company’s Consolidated Statements of Operations within Interest and other debt expense. There were no Short-Term Borrowings outstanding as of March 31, 2025 and December 31, 2024.

7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	March 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$5,693	$6,781
Admiral Buyer, Inc. (dba Fidelity Payment Services)	11,706	10,440
Advarra Holdings, Inc.	7,087	7,087
AI Titan Parent, Inc. (dba Prometheus)	3,845	3,845
Airwavz Solutions, Inc.	4,959	—
Amspec Parent, LLC	6,667	6,667
Aptean, Inc.	67,535	9,567
AQ Sunshine, Inc. (dba Relation Insurance)	19,048	20,472
Ark Data Centers, LLC	44,662	45,717
Arrow Buyer, Inc. (dba Archer Technologies)	1,460	1,460
Artifact Bidco, Inc. (dba Avetta)	11,823	11,823
ASM Buyer, Inc.	10,350	14,000
Aurora Acquireco, Inc. (dba AuditBoard)	23,600	23,600
Bamboo US BidCo LLC (aka Baxter)	11,008	12,522
Blast Bidco Inc. (dba Bazooka Candy Brands)	7,366	7,366
Buffalo Merger Sub, LLC (dba Oliver Packaging)	8,719	8,719
Celero Commerce LLC	33,282	—
Charger Debt Merger Sub, LLC (dba Classic Collision)	29,816	35,389
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	37,165	36,250
Circustrix Holdings, LLC (dba SkyZone)	642	642
Coding Solutions Acquisition, Inc. (dba CorroHealth)	9,140	9,139
Coretrust Purchasing Group LLC	11,053	11,053
Creek Parent, Inc. (dba Catalent)	9,980	9,980
Crewline Buyer, Inc. (dba New Relic)	6,165	6,165
CST Buyer Company (dba Intoxalock)	4,310	4,310
DFS Holding Company, Inc.	—	5,491
Dwyer Instruments, LLC	25,290	26,366
Eagle Family Foods Group Holdings, LLC	22,753	22,753
Easy Mile Fitness, LLC	3,617	4,650
Engage2Excel, Inc.	825	495
Eresearch Technology, Inc. (dba Clario)	68,896	—
Financière N (dba Nemera)	67,943	—
Formulations Parent Corporation (dba Chase Corp)	9,068	9,068
Frontgrade Technologies Holdings Inc.	3,689	3,689
Frontline Road Safety Operations, LLC	65,919	—
Fullsteam Operations LLC	23,693	35,960
Galway Holdings, LP	6,924	8,069
Geotechnical Merger Sub, Inc.	15,609	17,738
GovDelivery Holdings, LLC (dba Granicus, Inc.)	3,863	3,863
GPS Phoenix Buyer, Inc. (dba Guidepoint)	15,659	15,659
Hamilton Thorne, Inc.	12,695	12,695
Harrington Industrial Plastics, LLC	15,086	15,086
HealthEdge Software, Inc.	4,580	4,580
Highfive Dental Holdco, LLC	979	979
Hyland Software, Inc.	4,525	4,525
iCIMS, Inc.	2,730	2,454
iWave Information Systems, Inc.	2,391	2,391
Kene Acquisition, Inc. (dba Entrust)	22,173	22,173
KPA Parent Holdings, Inc.	6,311	—
Kryptona Bidco US, LLC (dba Kyriba)	10,825	10,825
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	222	319
Mandrake Bidco, Inc. (dba Miratech)	5,910	5,910
NAVEX TopCo, Inc.	4,050	4,050
NCWS Intermediate, Inc. (dba National Carwash Solutions)	26,631	29,149
Netrisk Group Luxco 4 S.à r.l.	3,676	—

	Unfunded Commitment Balances (1)
	March 31, 2025	December 31, 2024
Netsmart Technologies, Inc.	47,843	47,843
Northstar Acquisition HoldCo, LLC (dba n2y)	11,202	11,202
Onyx CenterSource, Inc.	110	1,100
Orthrus Limited (dba Ocorian)	3,127	3,031
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	145,202	—
Precinmac, LP	63,478	63,690
Project Accelerate Parent, LLC (dba ABC Fitness)	5,000	5,000
Prophix Software Inc. (dba Pound Bidco)	7,204	7,756
PT Intermediate Holdings III, LLC (dba Parts Town)	7,953	7,953
QBS Parent, Inc. (dba Quorum Software)	35,600	3,820
Recochem, Inc	15,832	14,807
Recorded Books Inc. (dba RBMedia)	2,242	6,278
Rock Star Mergersub LLC (dba Triumvirate Environmental)	47,143	47,488
Rocky Debt Merger Sub, LLC (dba NContracts)	16,282	16,282
Rotation Buyer, LLC (dba Rotating Machinery Services)	52,476	58,598
Rubrik, Inc.	627	627
Runway Bidco, LLC (dba Redwood Software)	18,750	18,750
Shields Health Solutions	275,700	—
Singlewire Software, LLC	3,226	3,226
Solar Holdings Bidco Limited (dba SLR Consulting)	19,653	19,046
Sonar Acquisitionco, Inc. (dba SimPRO)	29,434	29,434
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	15,488	15,976
Splash Car Wash, Inc.	12,375	—
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	15,292	16,326
Superior Environmental Solutions	6,878	6,878
Superman Holdings, LLC (dba Foundation Software)	7,380	13,262
Tropical Bidco, LLC (dba Tropical Cheese)	16,515	14,615
Trystar, LLC	18,837	18,837
United Flow Technologies Intermediate Holdco II, LLC	10,659	26,338
US Signal Company, LLC	9,053	13,579
USA DeBusk, LLC	29,378	34,430
Valet Waste Holdings, Inc. (dba Valet Living)	13,394	13,040
Vamos Bidco, Inc. (dba VIP)	28,417	—
VASA Fitness Buyer, Inc.	1,306	1,306
VisionSafe Holdings, Inc.	1,320	1,320
Wellness AcquisitionCo, Inc. (dba SPINS)	4,356	—
Westwood Professional Services Inc.	30,988	30,988
Zeus Company, Inc.	18,270	18,270
Total 1st Lien/Senior Secured Debt	$1,891,603	$1,163,027
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$7,500	$7,500
Esperanto BidCo AG (dba BSI Software)	27,226	26,541
K2 Towers III, LLC	4,858	4,858
Skyway Towers Intermediate LLC	6,766	7,349
Tarpon Towers II LLC	8,794	10,063
Thor FinanceCo LLC (dba Harmoni Towers)	14,667	17,167
Towerco IV Holdings, LLC	2,568	2,982
Total 1st Lien/Last-Out Unitranche	$72,379	$76,460
Total	$1,963,982	$1,239,487

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

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Three Months Ended March 31, 2025
January 1, 2025	23,191,555	$584,891
February 1, 2025	15,021,187	378,834
March 1, 2025	12,743,027	320,487
Total	50,955,769	$1,284,212
Share Issue Date	Shares Issued	Proceeds Received
For the Three Months Ended March 31, 2024
January 1, 2024	13,232,488	$333,459
February 1, 2024	6,122,455	154,286
March 1, 2024	7,852,924	197,815
Total	27,207,867	$685,560

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

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Three Months Ended March 31, 2025
November 7, 2024	January 31, 2025	February 28, 2025	$0.20		633,167
February 26, 2025	February 28, 2025	April 7, 2025	$0.19	(1)	653,785
February 26, 2025	March 31, 2025	April 28, 2025	$0.19		689,129
For the Three Months Ended March 31, 2024
November 1, 2023	January 31, 2024	February 29, 2024	$0.21		284,014
February 27, 2024	February 29, 2024	March 28, 2024	$0.21		303,114
February 27, 2024	March 28, 2024	April 26, 2024	$0.21		328,736

(1)
Less than $0.01 is considered a return of capital distribution; less than $0.01 is considered capital gain distribution.

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

Under the share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, the Company expects to repurchase Shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Shares repurchased (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date and does not include shares received under the Company’s DRIP. The Early Repurchase Deduction may be waived by the Company in the case of repurchase requests arising from the death, divorce or qualified disability of the holders. In addition, the Company’s Shares may be sold to certain foreign feeder vehicles primarily created to hold the Company’s Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. The Company expects to conduct such offerings pursuant to available exemptions from registration under the Securities Act. For such foreign feeder vehicles and similar arrangements in certain foreign markets, the Company may not apply, in whole or in part, the Early Repurchase Deduction and may otherwise modify the Early Repurchase Deduction, with respect to such foreign feeder vehicles or underlying investors, often because of administrative or their systems limitations. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining stockholders.

The following table presents the share repurchases completed during the three months ended March 31, 2025:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3)	Number of Shares Repurchased
For the Three Months Ended March 31, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66,945	2,667,462
Total				$66,945	2,667,462
For the Three Months Ended March 31, 2024
February 16, 2024	March 15, 2024	5.0%	$25.32	$394	15,551
Total				$394	15,551

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

9. EARNINGS PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings per Share:

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Net increase in net assets from operations	$108,535	$64,435
Weighted average shares outstanding	233,194,083	83,632,769
Basic and diluted earnings (loss) per share	$0.47	$0.77

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per Common Share Data(1):
NAV, beginning of period	$25.22	$25.20
Net investment income	0.61	0.61
Net realized and unrealized gains (losses)(2)	(0.14)	0.14
Net increase in net assets from operations(2)	$0.47	$0.75
Distributions recorded:
From distributable earnings	(0.57)	(0.63)
From return of capital	(0.01)	—
Total increase in net assets	$(0.11)	$0.12
NAV, end of period	$25.11	$25.32
Shares outstanding, end of period	244,701,031	91,177,249
Weighted average shares outstanding	233,194,083	83,632,769
Total return based on NAV(3)	1.88%	3.01%
Supplemental Data/Ratio(4):
Net assets, end of period	$6,145,034	$2,309,041
Ratio of net expenses to average net assets	4.85%	4.02%
Ratio of net expenses before voluntary waivers to average net assets	5.24%	4.14%
Ratio of net expenses (without net incentive fees and interest and other debt expenses) to average net assets	1.26%	1.37%
Ratio of interest and other debt expenses to average net assets	2.66%	1.49%
Ratio of net incentive fees to average net assets	0.93%	1.16%
Ratio of total expenses to average net assets	5.31%	4.46%
Ratio of net investment income to average net assets	8.37%	8.70%
Portfolio turnover	2%	3%

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
(4)
Ratios are annualized, except for, as applicable, fee waivers, expense support and unvested Incentive Fees. NAV used in ratios represents NAV to common stockholders.

11. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

April and May Subscriptions

On April 1, 2025, the Company received $481,450 of proceeds relating to the issuance of 19,173,626 Shares. Included in the aforementioned proceeds is $116,619 that the Company received from affiliates of the Investment Adviser.

On May 1, 2025, the Company received $240,497 of proceeds relating to the issuance of Shares. Included in the aforementioned proceeds is $18,733 that the Company received from an affiliate of the Investment Adviser.

Multi-Class Share Exemptive Relief

On April 15, 2025, the SEC granted to the Company and the Investment Adviser exemptive relief permitting the Company to issue and sell multiple classes of shares with varying sales loads and asset-based distribution and/or service fees.

Co-Investment Activity

The Company filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit the Company to co-invest with the Accounts, under a co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of the Company’s independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity”) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of the Company’s participation in the co-investment program. On April 25, 2025, the SEC issued a notice to the Company relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

Issuance of 2028 Notes and 2030 Notes

On May 6, 2025, the Company issued $400.0 million aggregate principal amount of 5.875% Notes due 2028 (the “2028 Notes”) and $600.0 million aggregate principal amount of 6.250% Notes due 2030 (the "2030 Notes" and together with the 2028 Notes, the "Notes"). The 2028 Notes bear interest at the rate of 5.875% per annum, payable semi-annually in arrears on May 6 and November 6 of each year, commencing on November 6, 2025, and will mature on May 6, 2028. The 2030 Notes bear interest at the rate of 6.250% per annum, payable semi-annually in arrears on May 6 and November 6 of each year, commencing on November 6, 2025, and will mature on May 6, 2030. At the Company's option, the Notes may be redeemed in whole or in part, at any time or from time to time, prior to their maturity at the applicable redemption price, plus any accrued and unpaid interest thereon to, but excluding, the redemption date.

Distributions

On May 7, 2025, the Board of Directors declared monthly distributions from the Company's taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
May 30, 2025	June 27, 2025
June 30, 2025	July 29, 2025
July 31, 2025	August 27, 2025

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through March 31, 2025, we have originated approximately $9.44 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

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

We primarily hold directly originated, first lien senior secured, floating rate debt of companies located primarily in the United States and, to a lesser extent, in non-U.S. jurisdictions. We may also invest, to a lesser extent, in second lien loans, unsecured, subordinated or payment-in-kind (“PIK”) debt, equity and debt tranches of collateralized loan obligations (“CLOs”), including CLOs that hold corporate debt, and equity and equity-like instruments. We also invest a portion of our portfolio in more liquid investments (“Liquid Investments”), such as broadly syndicated loans and other fixed-income securities, to provide the portfolio with additional liquidity.

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

We generally lead the origination of our investments as the primary lender, and we may participate in club deals (which are generally investments made by a small group of firms). Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For additional information, see “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief” in our annual report on Form 10-K for the year ended December 31, 2024. In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2024.

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

Leverage

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements. Our board of directors (the “Board of Directors” or the “Board”) and the initial member approved the application of the 150% asset coverage ratio to us in accordance with the requirements of the Investment Company Act. While the leverage we employ may be greater or less than these levels from time to time, we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed not to be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective” in our annual report on Form 10-K for the year ended December 31, 2024.

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

Our leverage may take the form of revolving or term loans from financial institutions, such as the Truist Revolving Credit Facility (as defined below), the BNPP Revolving Credit Facility (as defined below), and the MS Revolving Credit Facility (as defined below, and together with the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility, collectively, the “Revolving Credit Facilities”), debt securities, such as secured or unsecured bonds, securitization of portions of our investment portfolio, preferred shares and/or reverse repurchase agreements (including short term participations or pledges of our directly originated debt positions). The Revolving Credit Facilities and other leverage techniques described herein allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage.” The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.” in our annual report on Form 10-K for the year ended December 31, 2024.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$7,957.38	$7,927.84	$7,014.26	$7,006.80
First Lien/Last-Out Unitranche	268.28	267.05	263.35	261.65
Preferred Stock	3.10	—	3.10	—
Common Stock	5.21	4.68	5.21	5.37
Total investments	$8,233.97	$8,199.57	$7,285.92	$7,273.82

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.3%	9.3%	9.4%	9.4%
First Lien/Last-Out Unitranche(2)(3)	10.8%	10.8%	11.0%	11.1%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Total Portfolio	9.3%	9.4%	9.5%	9.5%

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

As of March 31, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 9.3% and 9.4%, as compared to 9.5% and 9.5% as of December 31, 2024.

As of March 31, 2025, the Liquid Investments portfolio weighted average yield measured at amortized cost and fair value was 7.2% and 7.6%, compared to 7.5% and 7.5% as of December 31, 2024.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2025		December 31, 2024
Number of portfolio companies in which we have Private Credit Investments	107		96
Number of Liquid Investments	176		174
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average loan-to-value (“LTV”)(3)		41.4%		40.4%
Weighted average leverage (net debt/EBITDA)(4)	5.7	x	5.7	x
Weighted average interest coverage(4)	2.1	x	2.0	x
Median EBITDA(4)	$100.50 million		$98.65 million

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

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company and compare that amount to EBITDA. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our applicable performing Private Credit Investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

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

As of March 31, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 9.0% and 11.8% of total Private Credit Investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale:

	As of
	March 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$53.87	0.7%	$—	—%
Grade 2	8,126.95	99.1	7,273.82	100.0
Grade 3	18.75	0.2	—	—
Grade 4	—	—	—	—
Total Investments	$8,199.57	100.0%	$7,273.82	100.0%

The increase in investments with a Grade 1 investment performance rating was driven by investments with an aggregate fair value of $53.87 million being upgraded from a Grade 2 investment performance rating due to potential exits. The increase in investments with a Grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $18.75 million being downgraded from a Grade 2 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$8,233.97	100.0%	$7,285.92	100.0%
Non-accrual	—	—	—	—
Total Investments	$8,233.97	100.0%	$7,285.92	100.0%

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

The following table shows our investment activity by investment type of our Private Credit Investments(1):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$1,589.49	$1,123.48
First Lien/Last-Out Unitranche	—	34.65
Total	$1,589.49	$1,158.13
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$90.75	$35.25
Total	$90.75	$35.25
Net increase in portfolio	$1,498.74	$1,122.88
Number of new portfolio companies with new investment commitments	12	11
Total new investment commitment amount in new portfolio companies	$1,486.84	$998.64
Average new investment commitment amount in new portfolio companies	$123.90	$90.79
Number of existing portfolio companies with new investment commitments	4	5
Total new investment commitment amount in existing portfolio companies	$102.65	$159.49
Weighted average remaining term for new investment commitments (in years)(2)	6.6	6.4
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.5%	10.7%
Weighted average yield on new investment commitments(5)	9.5%	10.7%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.5%	10.7%
Weighted average yield on investments sold or repaid(7)	8.5%	10.7%

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

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the three months ended March 31, 2025 and for the three months ended March 31, 2024 was $173.27 million and $368.81 million. As of March 31, 2025 and March 31, 2024, the fair value of Liquid Investments (excluding investments in money market funds, if any) was $1,704.85 million, or 20.8% and $503.46 million, or 18.8% of our portfolio.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Total investment income	$191.52	$66.63
Net expenses	(50.12)	(15.25)
Net investment income	$141.40	$51.38
Net realized gain (loss) on investments	(3.67)	(4.02)
Net unrealized appreciation (depreciation) on investments	(22.29)	14.71
Net realized and unrealized gain (losses) on translations and transactions	(6.90)	2.37
Net realized and unrealized gains (losses)	$(32.86)	$13.06
Net increase in net assets from operations	$108.54	$64.44

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Interest income	$182.74	$61.14
Dividend income	4.32	4.52
Other income	4.46	0.97
Total investment income	$191.52	$66.63

Investment income for the three months ended March 31, 2025 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Interest and other debt expenses	$38.60	$7.80
Management fees	18.20	6.45
Incentive fees based on income	16.46	6.27
Incentive fees based on capital gains	—	1.63
Professional fees	0.63	0.46
Offering costs	0.27	0.70
Directors’ fees	0.17	0.17
Other general and administrative expenses	2.57	1.10
Total expenses	$76.90	$24.58
Fee waivers	(22.60)	(2.43)
Expense support	(4.18)	(6.90)
Reimbursable expenses previously borne by Investment Adviser	—	—
Net Expenses	$50.12	$15.25

In the table above:

•
Interest and other debt expenses increased from $7.80 million for the three months ended March 31, 2024 to $38.60 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in the weighted average aggregate borrowings outstanding from $348.68 million for the three months ended March 31, 2024 to $2,262.87 million for the three months ended March 31, 2025.
•
Management Fees increased from $6.45 million for the three months ended March 31, 2024 to $18.20 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in net assets. The Investment Adviser waived $0.00 million for the three months ended March 31, 2024 and $10.60 million for the three months ended March 31, 2025.
•
Incentive Fees based on income increased from $6.27 million for the three months ended March 31, 2024 to $16.46 million for the three months ended March 31, 2025. The increase was primarily driven by the performance of our investment portfolio. The Investment Adviser waived $2.43 million for the three months ended March 31, 2024 and $12.00 million for the three months ended March 31, 2025.
•
The Investment Adviser elected to pay $4.18 million of certain of our expenses on our behalf for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Investment Adviser agreed to advance $6.90 million. For further details, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(in millions)
LSF12 Crown US Commercial Bidco LLC	$(0.21)	$—
Other, net	(0.51)	(0.02)
Ardonagh Midco 3 PLC	(2.95)	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	(4.00)
Net realized gain (loss)	$(3.67)	$(4.02)

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Unrealized appreciation	$15.62	$17.70
Unrealized depreciation	(37.91)	(2.99)
Net change in unrealized appreciation (depreciation) on investments	$(22.29)	$14.71

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
March 31, 2025
($ in millions)
Portfolio Company:
Ardonagh Midco 3 PLC	$3.19
Eresearch Technology, Inc. (dba Clario)	2.66
Solar Holdings Bidco Limited (dba SLR Consulting)	1.37
Formulations Parent Corporation (dba Chase Corp)	1.22
Northstar Acquisition HoldCo, LLC (dba n2y)	1.04
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	(1.25)
Ascend Performance Materials Operations, LLC	(1.28)
Renaissance Holding Corp.	(1.70)
Harrington Industrial Plastics, LLC	(1.84)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(2.04)
Other, net(1)	(23.66)
Total	$(22.29)
(1)
For the three months ended March 31, 2025, Other, net includes gross unrealized appreciation of $6.14 million and gross unrealized depreciation of $(29.80) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2025 was primarily driven by market volatility.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 371% and 290%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

The following table summarizes the securities issued and proceeds related to such issuances:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2025
Class I Common Stock
January 1, 2025	23,191,555	$584.89
February 1, 2025	15,021,187	378.83
March 1, 2025	12,743,027	320.49
Total	50,955,769	1,284.21
For the Three Months Ended March 31, 2024
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
Total	27,207,867	685.56

Share Repurchase Program

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase in each quarter up to 5% of our Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The following table presents the share repurchases completed during the three months ended March 31, 2025:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
For the Three Months Ended March 31, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462
For the Three Months Ended March 31, 2024
February 16, 2024	March 15, 2024	5.0%	$25.32	$0.39	15,551

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

Contractual Obligations

We have entered into the Investment Management Agreement with Goldman Sachs Asset Management (in its capacity as the Investment Adviser) to provide us with investment advisory services and the Administration Agreement with State Street Bank and Trust Company (in its capacity as the administrator, the “Administrator”) to provide us with administrative services. Payments for investment advisory services under the Investment Management Agreement are described in “Item 1. Business—Investment Management Agreement” in our annual report on Form 10-K for the year ended December 31, 2024.

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

We entered into multiple purchase agreements (collectively, as amended, the “Purchase Agreements”) with Macquarie Bank Limited (the “Financing Provider” or “Macquarie”).

The following table shows our contractual obligations as of March 31, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$652.17	$—	$—	$652.17	$—
BNPP Revolving Credit Facility(2)	$900.00	$—	$900.00	$—	$—
MS Revolving Credit Facility(3)	$715.00	$—	$—	$715.00	$—

(1)
We may borrow amounts in U.S. Dollars (“USD”) or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, the Company had outstanding borrowings denominated in USD of $410.00 million, in Euros (“EUR”) of EUR 89.64 million, in Canadian Dollars (“CAD”) of CAD 59.50 million, in Great British Pounds (“GBP”) of GBP 60.50 million, and in Australian Dollars (“AUD”) of AUD 41.20 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, the Company had outstanding borrowings denominated in USD of $900.00 million.
(3)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, the Company had outstanding borrowings denominated in USD of $715.00 million.

Truist Revolving Credit Facility

On April 6, 2023, we entered into a revolving credit facility (as amended, the “Truist Revolving Credit Facility”) with Truist Bank, as administrative agent, and the lenders and issuing banks party thereto.

The total commitments under the Truist Revolving Credit Facility are $1,630.00 million, of which $1,150.00 million is under a multicurrency sub-facility, $390.00 million is under a USD sub-facility and $90.00 million is under a term loan tranche. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility up to $1,770.00 million. We amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023 and May 23, 2024.

Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 23, 2029.

Borrowings thereunder denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings thereunder denominated in non-USD bear interest of the applicable term benchmark rate or daily simple risk-free rate plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in (i) Great British Pounds (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, and (ii) Canadian Dollars only, an additional 0.29547% credit adjustment spread or 0.32138% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings. With respect to borrowings denominated in USD, we may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

For further details, see Note 6 “Debt–Truist Revolving Credit Facility” in our consolidated financial statements included in this report.

BNPP Revolving Credit Facility

On September 28, 2023, GS Private Credit SPV Public I LLC (“SPV Public I”), a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “BNPP Revolving Credit Facility”) with BNP Paribas (“BNPP”), as administrative agent, State Street Bank and Trust Company, as collateral agent, us, as equityholder and investment advisor, and the lenders party thereto. We amended the BNPP Revolving Credit Facility on numerous occasions between May 30, 2024 and January 31, 2025.

The total commitments under the BNPP Revolving Credit Facility are $1,100 million. Proceeds from borrowings under the BNPP Revolving Credit Facility may be used to fund portfolio investments by SPV Public I and to make advances under delayed drawdown collateral assets where SPV Public I is a lender. Any amounts outstanding under the BNPP Revolving Credit Facility must be repaid by January 31, 2028.

Prior to April 30, 2024, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.80% per annum. From April 30, 2024 until October 30, 2024, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.735% per annum. From October 31, 2024 until January 31, 2025, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.630% per annum. From and after January 31, 2025, advances under the BNPP Revolving Credit Facility bear interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.615% per annum. After the expiration of the reinvestment period on January 31, 2027, the applicable margin on all outstanding advances will increase by 1.00% per annum.

For further details, see Note 6 “Debt–BNPP Revolving Credit Facility” in our consolidated financial statements included in this report.

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street SPV LLC, a wholly-owned subsidiary of the Company (“GSCR Mott Street”), entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. (“MS”), as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as transferor and servicer, and the lenders party thereto, in an initial principal amount of $1,000.00 million (the “Tranche A Advances”). We amended the MS Revolving Credit Facility on October 24, 2024 (the “MS Facility First Amendment”).

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

Short-Term Borrowings

From time to time, we may engage in sale/buy-back agreements, which are a type of secured borrowing, with Macquarie. The amount, interest rate and terms of these agreements will be individually negotiated on a transaction-by-transaction basis. Each transaction (each, a “Short-Term Borrowing”) is intended to finance one of our underlying investments. Under each Short-Term Borrowing, we remain the lender of record of the relevant underlying investment for the duration of such transaction but we sell to Macquarie a participation interest in such underlying investment and concurrently enter into an agreement to repurchase from Macquarie the same participation interest at an agreed-upon price (which price includes the interest on such borrowing) at a future date. The future repurchase date will not be later than not to exceed 90 days from the date the participation interest it was sold to Macquarie (unless such 90-day date is mutually extended by us and Macquarie).

For further details, see Note 6 “Debt–Short-Term Borrowings” in our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	March 31, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$1,891.60	$1,163.03
First Lien/Last-Out Unitranche	72.38	76.46
Total	$1,963.98	$1,239.49

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” in our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

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

RECENT DEVELOPMENTS

April and May Subscriptions

On April 1, 2025, we received $481.45 million of proceeds, relating to the issuance of 19,173,626 Shares.

On May 1, 2025, we received $240.50 million of proceeds, relating to the issuance of Shares.

Multi-Class Share Exemptive Relief

On April 15, 2025, the SEC granted to us and our Investment Adviser exemptive relief permitting us to issue and sell multiple classes of shares with varying sales loads and asset-based distribution and/or service fees.

Co-Investment Activity

We filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit us to co-invest with the Accounts, under a co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of our independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity” in our consolidated financial statements included in this report) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of our participation in the co-investment program. On April 25, 2025, the SEC issued a notice to us relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

Issuance of 2028 Notes and 2030 Notes

On May 6, 2025, we issued $400.0 million aggregate principal amount of 5.875% Notes due 2028 (the “2028 Notes”) and $600.0 million aggregate principal amount of 6.250% Notes due 2030 (the "2030 Notes" and together with the 2028 Notes, the "Notes"). The 2028 Notes bear interest at the rate of 5.875% per annum, payable semi-annually in arrears on May 6 and November 6 of each year, commencing on November 6, 2025, and will mature on May 6, 2028. The 2030 Notes bear interest at the rate of 6.250% per annum, payable semi-annually in arrears on May 6 and November 6 of each year, commencing on November 6, 2025, and will mature on May 6, 2030. At our option, the Notes may be redeemed in whole or in part, at any time or from time to time, prior to their maturity at the applicable redemption price, plus any accrued and unpaid interest thereon to, but excluding, the redemption date.

Distributions

On May 7, 2025, our Board of Directors declared monthly distributions from our taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
May 30, 2025	June 27, 2025
June 30, 2025	July 29, 2025
July 31, 2025	August 27, 2025

Amended and Restated Bylaws

On May 7, 2025, our Board of Directors approved the Amended and Restated Bylaws (the “Amended and Restated Bylaws”), to be effective as of May 7, 2025. The Amended and Restated Bylaws revise Section 2.05 to change the quorum requirement for the transaction of business at all meetings of stockholders from a majority to one-third of the issued and outstanding shares of our capital stock entitled to vote thereat, present in person or represented by proxy. Additionally, with respect to any matter to be considered at a meeting of stockholders, the holders of one-third of all issued and outstanding stock of any class or classes or series entitled to vote on such matter, present in person or represented by proxy, shall constitute a quorum entitled to take action with respect to such matter. All of the other provisions of our bylaws shall remain in full force and effect.

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

As of March 31, 2025 and December 31, 2024 on a fair value basis, 100% and 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility, the BNPP Revolving Credit Facility, the MS Revolving Credit Facility and Short-Term Borrowings each bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	213.79	(56.54)	157.25
Up 200 basis points	142.54	(37.69)	104.85
Up 100 basis points	71.27	(18.84)	52.43
Up 75 basis points	53.45	(14.13)	39.32
Up 50 basis points	35.63	(9.43)	26.20
Up 25 basis points	17.81	(4.71)	13.10
Down 25 basis points	(17.80)	4.71	(13.09)
Down 50 basis points	(35.60)	9.43	(26.17)
Down 75 basis points	(53.39)	14.13	(39.26)
Down 100 basis points	(71.16)	18.84	(52.32)
Down 200 basis points	(141.73)	37.69	(104.04)
Down 300 basis points	(211.78)	56.55	(155.23)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 4, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total securities issued and proceeds:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2025
Class I Common Stock
January 1, 2025	23,191,555	$584.89
February 1, 2025	15,021,187	378.83
March 1, 2025	12,743,027	320.49
Total	50,955,769	1,284.21
For the Three Months Ended March 31, 2024
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
Total	27,207,867	685.56

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

Under the share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase such Shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Shares repurchased (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date and does not include Shares received under our distribution reinvestment plan. The Early Repurchase Deduction may be waived by us in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. In addition, our Shares may be sold to certain foreign feeder vehicles primarily created to hold our Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. We expect to conduct such offerings pursuant to available exemptions from registration under the Securities Act. For such foreign feeder vehicles and similar arrangements in certain foreign markets, we may not apply, in whole or in part, the Early Repurchase Deduction and may otherwise modify the Early Repurchase Deduction, with respect to such foreign feeder vehicles or underlying investors, often because of administrative or their systems limitations. The Early Repurchase Deduction will be retained by us for the benefit of our remaining stockholders.

The following table sets forth information regarding repurchases of Shares under our share repurchase program during the three months ended March 31, 2025:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
For the Three Months Ended March 31, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462
For the Three Months Ended March 31, 2024
February 16, 2024	March 15, 2024	5.0%	$25.32	$0.39	15,551

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amended and Restated Bylaws

On May 7, 2025, our Board of Directors approved the Amended and Restated Bylaws (the “Amended and Restated Bylaws”), to be effective as of May 7, 2025. The Amended and Restated Bylaws revise Section 2.05 to change the quorum requirement for the transaction of business at all meetings of stockholders from a majority to one-third of the issued and outstanding shares of our capital stock entitled to vote thereat, present in person or represented by proxy. Additionally, with respect to any matter to be considered at a meeting of stockholders, the holders of one-third of all issued and outstanding stock of any class or classes or series entitled to vote on such matter, present in person or represented by proxy, shall constitute a quorum entitled to take action with respect to such matter. All of the other provisions of our bylaws shall remain in full force and effect.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

2025 Annual Meeting of Stockholders

On May 7, 2025, we scheduled our 2025 Annual Meeting of Stockholders (the “Annual Meeting”) for July 28, 2025, which date is more than 30 days from the first anniversary of the date of our 2024 Annual Meeting of Stockholders, which was initially held on May 29, 2024 and adjourned for lack of quorum to July 30, 2024, October 25, 2024, December 18, 2024, and January 28, 2025, on which date it was concluded.

Stockholders may submit proposals on matters appropriate for shareholder action, including director nominations, at our annual meetings consistent with regulations adopted by the SEC and our bylaws. Because the date of the Annual Meeting is more than 30 days from the first anniversary of the date of the 2024 meeting, such stockholder proposals must be received by us within a reasonable time before we begin to print and send proxy materials for the Annual Meeting. In order to be considered timely, stockholder proposals to be considered for inclusion in our proxy statement and proxy card relating to the Annual Meeting must have been received by us no later than May 23, 2025. Any such proposal must have also met the requirements set forth in our bylaws and the rules and regulations of the SEC in order to be eligible for inclusion in the proxy materials for the Annual Meeting.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

3.2*	Amended and Restated Bylaws

10.1

Third Amendment to Revolving Credit and Security Agreement, dated as of January 31, 2025, by and among GS Private Credit SPV Public I LLC, as borrower, BNP Paribas, as administrative agent, State Street Bank and Trust Company, as collateral agent, and Goldman Sachs Private Credit Corp., as equityholder and investment advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on February 5, 2025).

10.2

Notice of Commitment Increase Request, dated as of March 5, 2025, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on March 10, 2025).

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

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: May 13, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 13, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 13, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)