Form 10-Q
period 2025-06-30
Goldman Sachs Private Credit Corp.
filed 2025-08-12
CIK 1920145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION s

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 12, 2025, was 293,390,756. Common shares outstanding exclude August 1, 2025 subscriptions since the issuance price for such shares has not been finalized at this time.

GOLDMAN SACHS PRIVATE CREDIT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2024, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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
•
the increased public scrutiny of and regulation related to corporate social responsibility;
•
the ability of the parties to consummate the proposed transaction that will result in Goldman Sachs Middle Market Lending Corp. II (“MMLC II”) merging (the “Merger”) with and into us pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated July 11, 2025, among us, MMLC II, and Goldman Sachs Asset Management, L.P., on the expected timeline, if at all;
•
the ability to realize the anticipated benefits of the Merger;
•
the effects of disruption on our business from the Merger;

•
the combined company’s plans, expectations, objectives and intentions, as a result of the Merger;
•
the possibility that competing offers or acquisition proposals will be made;
•
the possibility that any or all of the various conditions to the consummation of the Merger may not be satisfied or waived;
•
risks related to diverting management’s attention from ongoing business operations;
•
any operational uncertainties and contractual restrictions while the Merger is pending; and
•
the risk that stockholder litigation in connection with the Merger may result in significant costs of defense and liability.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025 (Unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $9,591,382 and $7,234,752)	$9,587,043	$7,226,585
Non-controlled affiliated investments (cost of $53,180 and $51,170)	43,901	47,230
Total investments, at fair value (cost of $9,644,562 and $7,285,922)	$9,630,944	$7,273,815
Investments in affiliated money market fund (cost of $233,261 and $444,718)	233,261	444,718
Cash	186,392	120,377
Interest and dividends receivable	48,760	40,396
Deferred financing costs	38,613	29,448
Receivable for investments sold	7,950	40,859
Receivable from investment adviser	4,422	3,074
Deferred offering costs	785	965
Other assets	6,042	599
Total assets	$10,157,169	$7,954,251
Liabilities
Debt (net of debt issuance costs of $12,832 and $—)	$2,722,573	$2,576,893
Payable for investments purchased	148,765	349,328
Distribution payable	87,683	64,446
Payable for share repurchases	140,260	25,582
Interest and other debt expenses payable	26,266	15,335
Management fees payable	14,498	5,067
Incentive fees based on income payable	9,978	7,039
Accrued expenses and other liabilities	4,439	4,857
Total liabilities	$3,154,462	$3,048,547
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (1,000,000,000 shares authorized, 279,279,667 and 194,480,997 common shares issued and outstanding as of June 30, 2025 and December 31, 2024)	279	194
Paid-in capital in excess of par	7,038,633	4,907,427
Distributable earnings (loss)	(36,205)	(1,917)
Total net assets	$7,002,707	$4,905,704
Total liabilities and net assets	$10,157,169	$7,954,251
Net asset value per common share	$25.07	$25.22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$212,494	$92,028	$393,896	$153,144
Other income	4,252	1,854	8,678	2,822
From non-controlled affiliated investments:
Dividend income	4,427	3,511	8,742	8,030
Interest income	1,336	1,085	2,679	1,107
Other income	62	44	100	44
Total investment income	$222,571	$98,522	$414,095	$165,147
Expenses:
Interest and other debt expenses	$45,530	$15,525	$84,132	$23,329
Management fees	21,356	8,631	39,558	15,076
Incentive fees based on income	18,978	9,031	35,437	15,301
Incentive fees based on capital gains	—	(129)	—	1,503
Professional fees	675	481	1,304	940
Offering costs	324	352	593	1,048
Directors’ fees	170	166	339	332
Other general and administrative expenses	3,383	1,399	5,952	2,505
Total expenses	$90,416	$35,456	$167,315	$60,034
Fee waivers	(12,000)	(3,503)	(34,595)	(5,928)
Expense support	(6,069)	(3,153)	(10,246)	(10,058)
Net expenses	$72,347	$28,800	$122,474	$44,048
Net investment income	$150,224	$69,722	$291,621	$121,099
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(3,817)	$(367)	$(7,490)	$(4,383)
Foreign currency transactions	440	154	3,706	(373)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	23,413	(1,887)	3,829	12,654
Non-controlled affiliated investments	(2,633)	(284)	(5,339)	(119)
Foreign currency translations	(20,535)	1,346	(30,700)	4,241
Net realized and unrealized gains (losses)	$(3,132)	$(1,038)	$(35,994)	$12,020
Net increase in net assets from operations	$147,092	$68,684	$255,627	$133,119
Weighted average common shares and common units outstanding	274,775,417	110,477,322	254,099,616	97,055,046
Basic and diluted net investment income per share	$0.55	$0.63	$1.15	$1.25
Basic and diluted earnings (loss) per share	$0.54	$0.62	$1.01	$1.37

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net assets at beginning of period	$6,145,034	$2,309,041	$4,905,704	$1,590,837
Increase (decrease) in net assets from operations:
Net investment income	$150,224	$69,722	$291,621	$121,099
Net realized gain (loss)	(3,377)	(213)	(3,784)	(4,756)
Net change in unrealized appreciation (depreciation)	245	(825)	(32,210)	16,776
Net increase in net assets from operations	$147,092	$68,684	$255,627	$133,119
Distributions to stockholders from:
Distributable earnings to common stockholders	$(156,621)	$(69,604)	$(289,915)	$(122,284)
Return of capital	—	—	(1,824)	—
Total distributions to stockholders	$(156,621)	$(69,604)	$(291,739)	$(122,284)
Capital transactions:
Issuance of common shares	$953,692	$723,980	$2,237,904	$1,409,540
Repurchased shares, net of early repurchase deduction	(140,227)	(12,989)	(207,198)	(13,383)
Reinvestment of common stockholder distributions	53,737	27,420	102,409	48,703
Net increase in net assets from capital transactions	$867,202	$738,411	$2,133,115	$1,444,860
Total increase in net assets	$857,673	$737,491	$2,097,003	$1,455,695
Net assets at end of period	$7,002,707	$3,046,532	$7,002,707	$3,046,532
Distributions per common share	$0.57	$0.63	$1.15	$1.26

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net increase in net assets from operations:	$255,627	$133,119
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(2,894,373)	(2,248,074)
Payment-in-kind interest capitalized	(14,172)	(2,506)
Investments in affiliated money market fund, net	211,457	(57,983)
Proceeds from sales of investments and principal repayments	552,434	129,477
Net realized (gain) loss on investments	7,490	4,383
Net change in unrealized (appreciation) depreciation on investments	1,510	(12,535)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(697)	37
Amortization of premium and accretion of discount, net	(10,018)	(6,063)
Amortization of deferred financing and debt issuance costs	4,458	1,364
Amortization of deferred offering costs	593	1,048
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	32,909	(11,202)
(Increase) decrease in interest and dividends receivable	(8,364)	(14,308)
(Increase) decrease in receivable from investment adviser	(1,348)	(1,727)
(Increase) decrease in other assets	(5,443)	208
Increase (decrease) in interest and other debt expenses payable	10,457	726
Increase (decrease) in management fees payable	9,431	87
Increase (decrease) in incentive fees based on income payable	2,939	3,765
Increase (decrease) in incentive fees based on capital gains payable	—	1,503
Increase (decrease) in payable for investments purchased	(200,563)	71,541
Increase (decrease) in accrued expenses and other liabilities	(163)	2,528
Net cash provided by (used for) operating activities	$(2,045,836)	$(2,004,612)
Cash flows from financing activities:
Proceeds from issuance of common shares	$2,237,904	$1,409,540
Repurchased shares, net of early repurchase deduction	(92,520)	(386)
Offering costs paid	(668)	(893)
Common stock distributions paid	(166,094)	(61,458)
Financing costs and debt issuance costs paid	(25,979)	(5,148)
Borrowings on debt	2,699,080	1,434,361
Repayments of debt	(2,540,569)	(655,000)
Net cash provided by (used for) financing activities	$2,111,154	$2,121,016
Net increase (decrease) in cash	$65,318	$116,404
Effect of foreign exchange rate changes on cash	697	(37)
Cash, beginning of period	120,377	19,325
Cash, end of period	$186,392	$135,692
Supplemental and non-cash activities
Interest expense paid	$65,347	$19,466
Accrued but unpaid distributions	$87,683	$25,382
Reinvestment of common stockholder distributions	$102,409	$48,703
Accrued but unpaid share repurchases	$140,260	$12,997
Exchange of Investments	$—	$45,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Debt Investments - 137.5%
Canada - 2.9%
1st Lien/Senior Secured Debt - 2.9%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.74%	C + 5.75%	11/01/30	CAD	57,458	$40,766	$42,089	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	10.03%	S + 5.75%	11/01/30		$25,232	24,789	25,169	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.74%	C + 5.75%	11/01/30	CAD	14,167	185	250	(6) (7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	10.03%	S + 5.75%	11/01/30		12,700	12,491	12,669	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals		C + 5.75%	11/01/30	CAD	9,446	(105)	(17)	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.83%	S + 6.00%	02/01/27		61,429	61,235	61,121	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.83%	S + 6.00%	02/01/27		5,892	2,576	2,546	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	12.50%	P + 5.00%	02/01/27		3,326	536	520	(6) (7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.93%	C + 5.25%	06/30/31	CAD	53,115	38,420	38,420	(6) (8)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		C + 5.25%	06/30/31	CAD	11,547	(63)	(64)	(6) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.93%	C + 5.25%	06/30/31	CAD	7,698	857	857	(6) (8) (9)
iWave Information Systems, Inc.	Software	10.59%	S + 6.25%	11/23/28		19,118	18,795	18,832	(7) (8)
iWave Information Systems, Inc.	Software		S + 6.25%	11/23/28		2,391	(36)	(36)	(7) (8) (9)
Total 1st Lien/Senior Secured Debt							200,446	202,356
Total Canada							$200,446	$202,356
France - 0.3%
1st Lien/Senior Secured Debt - 0.3%
Financière N (dba Nemera)	Health Care Equipment & Supplies	6.98%	E + 5.00%	05/07/32	EUR	11,428	$12,792	$13,327	(6) (8)
Financière N (dba Nemera)	Health Care Equipment & Supplies	6.98%	E + 5.00%	05/07/32	EUR	5,357	1,326	1,346	(6) (8) (9)
Financière N (dba Nemera)	Health Care Equipment & Supplies	9.30%	S + 5.00%	05/07/32		$3,171	3,140	3,140	(6) (8)
Algae BidCo (dba Solabia Group)	Pharmaceuticals		E + 4.75%	06/02/32	EUR	12,152	—	—	(6) (8) (9)
Algae BidCo (dba Solabia Group)	Pharmaceuticals		E + 4.75%	06/02/32	EUR	2,964	—	—	(6) (8) (9)
Algae BidCo (dba Solabia Group)	Pharmaceuticals		E + 4.75%	06/02/32	EUR	1,186	—	—	(6) (8) (9)
Algae PikCo (dba Solabia Group)	Pharmaceuticals		E + 14.5% (Incl 7.5% PIK)	06/02/33	EUR	2,964	—	(9)	(6) (8) (9)
Total 1st Lien/Senior Secured Debt							17,258	17,804
Total France							$17,258	$17,804
Italy - 0.0%
1st Lien/Senior Secured Debt - 0.0%
Optima S.P.A	Consumer Staples Distribution & Retail		E + 5.50%	05/01/32	EUR	44,000	$—	$—	(6) (8) (9)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software		E + 5.00%	05/01/32	EUR	15,749	—	186	(6) (8) (9)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software		E + 5.00%	07/15/32	EUR	9,224	—	—	(6) (8) (9)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software		E + 5.00%	05/01/32	EUR	4,500	—	(53)	(6) (8) (9)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software		E + 5.00%	05/01/30	EUR	2,250	—	—	(6) (8) (9)
Total 1st Lien/Senior Secured Debt							—	133
2nd Lien/Senior Secured Debt - 0.0%
INK (BC) FINCO S.R.L. (dba Namirial)	Software		E + 7.50% (Incl. 8.25% PIK)	05/01/33	EUR	3,375	$—	$—	(6) (8) (9)
INK (BC) FINCO S.R.L. (dba Namirial)	Software		E + 7.50%	07/15/33	EUR	2,025	—	—	(6) (8) (9)
Total 2nd Lien/Senior Secured Debt							—	—
Total Italy							$—	$133
Luxembourg - 0.2%
1st Lien/Senior Secured Debt - 0.2%
Netrisk Group Luxco 4 S.à r.l.	Insurance	7.39%	E + 5.25%	02/05/32	EUR	13,200	$13,408	$15,316	(6) (7) (8)
Netrisk Group Luxco 4 S.à r.l.	Insurance		E + 5.25%	02/05/32	EUR	2,400	(20)	(42)	(6) (7) (8) (9)
Netrisk Group Luxco 4 S.à r.l.	Insurance	7.39%	E + 5.25%	02/05/32	EUR	1,000	21	(18)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							13,409	15,256
Total Luxembourg							$13,409	$15,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Sweden - 0.2%
1st Lien/Senior Secured Debt - 0.2%
Kairos Bidco AB (dba Karo Healthcare)	Pharmaceuticals		N + 4.75%	04/23/32	NOK	63,353	$—	$—	(6) (8) (9)
Kairos Bidco AB (dba Karo Healthcare)	Pharmaceuticals		E + 4.75%	04/23/32		$6,875	—	—	(6) (8) (9)
Kairos Bidco AB (dba Karo Healthcare)	Pharmaceuticals		SN + 4.75%	04/23/32	GBP	4,507	—	—	(6) (8) (9)
Kairos Bidco AB (dba Karo Healthcare)	Pharmaceuticals		E + 4.75%	04/23/32	EUR	2,750	—	—	(6) (8) (9)
OMEGA II AB (dba Fortnox)	Software	6.88%	STIBOR + 4.75%	06/17/32	SEK	139,883	11,639	11,769	(6) (8) (9)
OMEGA II AB (dba Fortnox)	Software	6.88%	STIBOR + 4.75%	06/17/32	SEK	37,895	9	(10)	(6) (8) (9)
Runner Bidco AB (dba nShift)	Software		STIBOR + 5.00%	06/30/32	SEK	302,827	—	—	(6) (8) (9)
Runner Bidco AB (dba nShift)	Software		N + 5.00%	06/30/32	NOK	99,288	—	—	(6) (8) (9)
Runner Bidco AB (dba nShift)	Software		E + 5.00%	06/30/32	EUR	24,822	—	183	(6) (8) (9)
Runner Bidco AB (dba nShift)	Software		E + 5.00%	06/30/28	EUR	12,411	—	—	(6) (8) (9)
Total 1st Lien/Senior Secured Debt							11,648	11,942
Total Sweden							$11,648	$11,942
Switzerland - 0.3%
1st Lien/Last-Out Unitranche (10) - 0.3%
Esperanto BidCo AG (dba BSI Software)	Software		SARON + 5.00%	09/27/31	CHF	24,087	$(382)	$(455)	(6) (7) (8) (9)
Esperanto BidCo AG (dba BSI Software)	Software	4.96%	SARON + 5.00%	09/27/31	CHF	9,074	10,547	11,264	(6) (7) (8)
Esperanto BidCo AG (dba BSI Software)	Software	6.98%	E + 5.00%	09/27/31	EUR	6,929	7,518	8,040	(6) (7) (8)
Esperanto BidCo AG (dba BSI Software)	Software	5.20%	SARON + 5.00%	09/27/31	CHF	2,561	2,977	3,180	(6) (7) (8)
Total 1st Lien/Last-Out Unitranche							20,660	22,029
Total Switzerland							$20,660	$22,029
United Kingdom - 3.9%
1st Lien/Senior Secured Debt - 3.5%
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.47%	B + 5.25%	10/06/31		$16,301	$10,878	$10,540	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.54%	B + 5.25%	10/06/31	GBP	15,214	4,494	4,729	(6) (7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.00%	C + 5.25%	10/06/31	CAD	14,958	10,810	10,792	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	12.22%	SN + 8.00% PIK	10/04/32	GBP	13,307	17,161	17,900	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.45%	S + 5.25%	10/06/31		9,635	9,457	9,467	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.70%	SN + 5.25%	10/06/31	GBP	8,266	10,649	11,148	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	12.22%	SN + 8.00% PIK	10/04/32	GBP	7,863	10,140	10,577	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.70%	SN + 5.25%	10/06/31	GBP	5,984	7,708	8,070	(6) (7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.45%	S + 5.25%	10/06/31		4,665	4,579	4,584	(6) (7) (8)
Consilio Midco Limited (dba Cyncly)	Software	6.73%	E + 4.75%	04/19/32	EUR	59,423	66,913	69,297	(6) (8)
Consilio Midco Limited (dba Cyncly)	Software	9.04%	S + 4.75%	04/19/32		56,779	56,224	56,211	(6) (8)
Consilio Midco Limited (dba Cyncly)	Software	9.05%	S + 4.75%	04/19/32		34,997	34,654	34,647	(6) (8)
Consilio Midco Limited (dba Cyncly)	Software		S + 4.75%	04/19/32		19,808	—	—	(6) (8) (9)
Consilio Midco Limited (dba Cyncly)	Software		S + 4.75%	04/19/32		13,205	—	—	(6) (8) (9)
Total 1st Lien/Senior Secured Debt							243,667	247,962
2nd Lien/Senior Secured Debt - 0.4%
Consilio IntermediateCo Limited (dba Cyncly)	Software	11.64%	S + 7.50%	04/19/32		$14,526	$14,312	$14,308	(6) (8)
Consilio IntermediateCo Limited (dba Cyncly)	Software	9.71%	E + 7.50%	04/19/32	EUR	9,904	11,096	11,491	(6) (8)
Consilio IntermediateCo Limited (dba Cyncly)	Software		S + 7.50%	04/19/32		6,603	—	—	(6) (8) (9)
Total 2nd Lien/Senior Secured Debt							25,408	25,799
Total United Kingdom							$269,075	$273,761

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
United States - 129.7%
1st Lien/Senior Secured Debt - 125.7%
Bleriot US Bidco Inc.	Aerospace & Defense	7.05%	S + 2.75%	10/31/30	$14,974	$14,951	$15,002
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.32%	S + 5.00%	01/09/30	34,856	34,088	34,333	(7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28	3,689	(60)	(55)	(7) (9)
Propulsion (BC) Finco S.a.r.l.	Aerospace & Defense	7.55%	S + 3.25%	09/14/29	12,971	13,046	12,993	(8)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.82%	S + 5.50%	04/19/30	8,745	8,597	8,570	(6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/19/30	1,320	(21)	(26)	(6) (7) (9)
Rand Parent, LLC	Air Freight & Logistics	7.30%	S + 3.00%	03/18/30	3,251	3,248	3,225	(11)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	112,223	—	—	(6) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	34,354	—	—	(6) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	17,177	—	—	(6) (9)
Autokiniton US Holdings, Inc.	Automobile Components	8.44%	S + 4.00%	04/06/28	15,403	15,440	14,821
Clarios Global LP	Automobile Components	7.08%	S + 2.75%	01/28/32	10,525	10,422	10,532
Clarios Global LP	Automobile Components	6.83%	S + 2.50%	05/06/30	5,472	5,501	5,451
Dealer Tire Financial, LLC	Automobile Components	7.33%	S + 3.00%	07/02/31	12,969	13,003	12,888
DexKo Global Inc.	Automobile Components	8.19%	S + 3.75%	10/04/28	1,946	1,924	1,857	(8)
First Brands Group, LLC	Automobile Components	9.54%	S + 5.00%	03/30/27	7,115	7,062	6,710
First Brands Group, LLC	Automobile Components	9.54%	S + 5.00%	03/30/27	24	24	23
Mavis Tire Express Services Corp.	Automobile Components	7.33%	S + 3.00%	05/04/28	9,564	9,590	9,553
American Builders & Contractors Supply Co., Inc.	Building Products	6.08%	S + 1.75%	01/31/31	29,847	29,940	29,938
Chamberlain Group Inc	Building Products	7.68%	S + 3.25%	11/03/28	16,759	16,777	16,776	(11)
Icebox Holdco III, Inc.	Building Products	8.06%	S + 3.50%	12/22/28	18,222	18,254	18,262	(11)
MI Windows and Doors, LLC	Building Products	7.33%	S + 3.00%	03/28/31	14,333	14,456	14,350
Oscar AcquisitionCo, LLC	Building Products	8.55%	S + 4.25%	04/29/29	3,710	3,681	3,408
Potters Industries, LLC	Building Products	7.33%	S + 3.00%	12/14/27	13,439	13,536	13,473
Quikrete Holdings, Inc.	Building Products	6.58%	S + 2.25%	03/19/29	26,786	26,858	26,765
Quikrete Holdings, Inc.	Building Products	6.58%	S + 2.25%	02/10/32	2,643	2,614	2,639
Quikrete Holdings, Inc.	Building Products	6.58%	S + 2.25%	04/14/31	1,994	1,992	1,989	(11)
Standard Industries, Inc.	Building Products	6.07%	S + 1.75%	09/22/28	22,638	22,697	22,668	(11)
Tecta America Corp.	Building Products	7.33%	S + 3.00%	02/18/32	8,150	8,170	8,158
Vector WP Holdco, Inc.	Building Products	9.44%	S + 5.00%	10/12/28	218	216	216
White Cap Buyer LLC	Building Products	7.58%	S + 3.25%	10/19/29	14,954	14,920	14,849
Cube Industrials Buyer, Inc.	Capital Goods	7.52%	S + 3.25%	10/17/31	13,616	13,627	13,671	(11)
AAP Buyer Inc.	Chemicals	7.08%	S + 2.75%	09/09/31	7,164	7,206	7,146
Albaugh, LLC	Chemicals	8.08%	S + 3.75%	04/06/29	2,223	2,219	2,206
Formulations Parent Corporation (dba Chase Corp)	Chemicals	8.21%	S + 4.00%	04/09/32	100,000	98,046	100,000
Illuminate Buyer, LLC	Chemicals	7.33%	S + 3.00%	12/31/29	22,394	22,478	22,445
INEOS Quattro Holdings UK Ltd	Chemicals	8.58%	S + 4.25%	10/07/31	1,904	1,903	1,733	(8)
Innophos, Inc.	Chemicals	8.69%	S + 4.25%	03/16/29	11,899	11,883	11,940
Olympus Water US Holding Corporation	Chemicals	7.30%	S + 3.00%	06/20/31	13,610	13,589	13,435	(11)
Sparta U.S. HoldCo LLC	Chemicals	7.32%	S + 3.00%	08/02/30	3,480	3,491	3,440
W.R. Grace & Co.-Conn.	Chemicals	7.55%	S + 3.25%	09/22/28	8,593	8,638	8,597
AlixPartners, LLP	Commercial Services & Supplies	6.94%	S + 2.50%	02/04/28	26,175	26,240	26,263
Allied Universal Holdco LLC	Commercial Services & Supplies	8.18%	S + 3.75%	05/12/28	11,512	11,438	11,563	(11)
Amentum Government Services Holdings LLC	Commercial Services & Supplies	6.58%	S + 2.25%	09/29/31	3,493	3,497	3,485	(8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
BEP Intermediate Holdco LLC (dba Buyers Edge)	Commercial Services & Supplies	7.58%	S + 3.25%	04/25/31		$46,061	$45,865	$46,118
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29		10,264	10,072	10,213	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.18%	S + 5.75%	08/01/29		5,583	5,507	5,402	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.18%	S + 5.75%	08/01/29		4,750	256	136	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29		3,118	3,052	3,103	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29		2,755	814	845	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29		1,547	1,517	1,540	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29		516	505	513	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.08%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		144,304	142,922	142,861	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.08%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		89,787	50,464	50,251	(6) (7) (9)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.08%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		24,528	5,131	5,120	(6) (7) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.53%	S + 5.25%	02/07/31		41,480	40,773	41,272	(6) (7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.53%	S + 5.25%	02/07/31		18,530	1,751	1,826	(6) (7) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31		5,562	(90)	(28)	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.82%	S + 5.50% (Incl. 2.75% PIK)	08/22/31		86,359	84,235	85,280	(6) (7)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.32%	S + 5.00%	08/22/30		10,000	3,835	3,875	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies		S + 5.50% (Incl. 2.75% PIK)	08/22/31		5,000	(43)	(62)	(6) (7) (9)
Madison IAQ LLC	Commercial Services & Supplies	6.76%	S + 2.50%	06/21/28		14,404	14,439	14,407
Madison IAQ LLC	Commercial Services & Supplies	7.51%	S + 3.25%	05/06/32		5,500	5,455	5,512	(11)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.57%	S + 6.25% (Incl. 2.75% PIK)	12/05/31		12,454	12,281	12,267	(6) (7) (8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.46%	SN + 6.25% (Incl. 2.75% PIK)	12/05/31	GBP	5,278	6,627	7,136	(6) (7) (8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	8.22%	E + 6.25% (Incl. 2.75% PIK)	12/05/31	EUR	4,714	4,916	5,469	(6) (7) (8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies		SN + 6.25% (Incl. 2.75% PIK)	12/05/31	GBP	2,421	(17)	(50)	(6) (7) (8) (9)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.05%	S + 4.75%	12/15/31		107,928	106,935	106,849	(6) (7)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	12/15/31		34,537	(160)	(345)	(6) (7) (9)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.03%	S + 4.75%	12/15/31		14,678	1,936	1,925	(6) (7) (9)
Thevelia (US), LLC	Commercial Services & Supplies	7.30%	S + 3.00%	06/18/29		3,501	3,519	3,501	(8)
USA DeBusk, LLC	Commercial Services & Supplies	9.53%	S + 5.25%	04/30/31		80,787	79,726	80,383	(6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.57%	S + 5.25%	04/30/31		29,912	4,059	4,127	(6) (7) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.58%	S + 5.25%	04/30/30		11,227	4,726	4,809	(6) (7) (9)
Vaco Holdings, LLC	Commercial Services & Supplies	9.45%	S + 5.00%	01/21/29		2,042	2,007	1,868
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.33%	S + 6.00%	05/01/29		93,399	92,881	91,998	(6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.33%	S + 6.00%	05/01/29		9,904	5,205	5,110	(6) (7) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 6.00%	05/01/29		8,253	(44)	(124)	(6) (7) (9)
Wand NewCo 3, Inc.	Commercial Services & Supplies	6.83%	S + 2.50%	01/30/31		11,301	11,355	11,243
Brown Group Holding, LLC	Construction & Engineering	6.81%	S + 2.50%	07/01/31		14,740	14,776	14,755
Brown Group Holding, LLC	Construction & Engineering	6.83%	S + 2.50%	07/01/31		9,785	9,794	9,792
Chromalloy Corporation	Construction & Engineering	8.04%	S + 3.75%	03/27/31		15,705	15,562	15,716	(11)
DG Investment Intermediate Holdings 2, Inc.	Construction & Engineering	7.94%	S + 3.50%	03/31/28		14,971	15,017	14,956
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.85%	S + 4.75%	10/15/31		38,313	37,959	37,738	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	9.04%	S + 4.75%	10/15/31		$14,190	$6,008	$5,889	(6) (7) (9)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	9.08%	S + 4.75%	10/15/31		5,321	1,726	1,694	(6) (7) (9)
KKR Apple Bidco, LLC	Construction & Engineering	6.83%	S + 2.50%	09/23/31		19,907	19,848	19,856	(11)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.07%	S + 4.75%	10/24/30		33,962	7,736	7,585	(6) (7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.41%	B + 4.75%	10/24/30	AUD	33,598	22,107	21,891	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		S + 4.75%	10/24/30		3,396	(30)	(34)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		28,096	27,969	27,956	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		9,163	5,819	5,808	(6) (7) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,070	(18)	(20)	(6) (7) (9)
TRC Companies LLC	Construction & Engineering	7.33%	S + 3.00%	12/08/28		18,351	18,434	18,291
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.30%	S + 6.00%	10/04/30		62,345	61,071	60,942	(6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		7,366	(132)	(166)	(6) (7) (9)
IRB Holding Corp.	Consumer Staples Distribution & Retail	6.83%	S + 2.50%	12/15/27		10,934	10,944	10,930
Charter Next Generation, Inc.	Containers & Packaging	7.06%	S + 2.75%	11/29/30		40,005	39,959	40,130	(11)
Clydesdale Acquisition Holdings, Inc.	Containers & Packaging	7.50%	S + 3.18%	04/13/29		16,988	16,995	16,947
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	9.51%	S + 5.25%	11/01/30		74,606	73,583	73,301	(6) (7)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		8,719	(117)	(153)	(6) (7) (9)
Pregis TopCo Corporation	Containers & Packaging	8.33%	S + 4.00%	02/01/29		14,965	15,042	14,995
Proampac PG Borrower LLC	Containers & Packaging	8.28%	S + 4.00%	09/15/28		12,576	12,639	12,605
TricorBraun Holdings, Inc.	Containers & Packaging	7.69%	S + 3.25%	03/03/28		9,105	9,067	9,090	(11)
Trident TPI Holdings, Inc.	Containers & Packaging	8.05%	S + 3.75%	09/15/28		7,512	7,606	7,371
BCPE Empire Holdings, Inc.	Distributors	7.58%	S + 3.25%	12/11/30		5,171	5,185	5,136
CD&R Hydra Buyer Inc.	Distributors	8.43%	S + 4.00%	03/25/31		13,444	13,548	13,212
DFS Holding Company, Inc.	Distributors	11.33%	S + 7.00%	01/31/29		39,639	38,817	38,054	(7)
DFS Holding Company, Inc.	Distributors	11.33%	S + 7.00%	01/31/29		2,905	2,846	2,789	(7)
Fluid-Flow Products, Inc.	Distributors	7.55%	S + 3.25%	03/31/28		15,735	15,802	15,734	(11)
Veritiv Corporation	Distributors	8.30%	S + 4.00%	11/30/30		13,468	13,469	13,505
Windsor Holdings III, LLC	Distributors	7.07%	S + 2.75%	08/01/30		11,514	11,486	11,511
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.30%	S + 6.00%	04/26/29		17,642	17,357	17,201	(6) (7) (12)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.29%	S + 6.00%	04/26/29		8,250	3,073	2,995	(6) (7) (9) (12)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.30%	S + 6.00%	04/26/29		1,650	783	767	(6) (7) (9) (12)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.30%	S + 5.00%	06/06/31		99,584	99,067	99,086	(6) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		56,751	(283)	(284)	(6) (7) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.30%	S + 5.00%	06/06/31		19,899	3,479	3,652	(6) (7) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.32%	S + 5.00%	06/06/31		10,970	1,277	1,316	(6) (7) (9)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	9.43%	S + 5.00%	11/01/28		44,547	42,938	44,325	(7)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28		4,310	(145)	(22)	(7) (9)
Curriculum Associates, LLC	Diversified Consumer Services	9.05%	S + 4.75%	05/07/32		286,709	284,965	285,017	(6)
Curriculum Associates, LLC	Diversified Consumer Services		S + 4.75%	05/07/32		188,244	(570)	(582)	(6) (9)
Genuine Financial Holdings, LLC	Diversified Consumer Services	7.58%	S + 3.25%	09/27/30		12,955	12,939	12,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Groundworks, LLC	Diversified Consumer Services	7.32%	S + 3.00%	03/14/31	$8,416	$8,353	$8,410
Groundworks, LLC	Diversified Consumer Services	7.32%	S + 3.00%	03/14/31	1,562	236	247	(9)
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	7.58%	S + 3.25%	12/15/28	13,891	13,963	13,800
Splash Car Wash, Inc.	Diversified Consumer Services	9.30%	S + 5.00%	03/17/32	22,219	22,062	22,053	(6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	7,012	(30)	(53)	(6) (7) (9)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	4,125	(29)	(31)	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services	10.05%	S + 5.75%	07/25/28	32,028	31,329	32,028	(7)
Spotless Brands, LLC	Diversified Consumer Services	10.05%	S + 5.75%	07/25/28	4,965	4,868	4,965	(7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.28%	S + 5.00%	05/01/31	49,167	48,737	48,675	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.29%	S + 5.00%	05/01/31	12,887	5,087	5,004	(6) (7) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	7,538	(61)	(75)	(6) (7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.93%	S + 7.50%	08/14/28	14,983	14,621	14,908	(6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.93%	S + 7.50%	08/14/28	2,612	1,687	1,728	(6) (7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	435	(10)	(2)	(6) (7) (9)
Citadel Securities LP	Diversified Financial services	6.33%	S + 2.00%	10/31/31	31,422	31,466	31,537	(11)
Edgewater Generation, LLC	Electric Utilities	7.33%	S + 3.00%	08/01/30	8,967	9,010	8,993	(11)
Lightning Power LLC	Electric Utilities	6.55%	S + 2.25%	08/18/31	10,479	10,564	10,490	(11)
LSF12 Crown US Commercial Bidco LLC	Electrical Equipment	8.57%	S + 4.25%	12/02/31	5,980	5,980	6,006
Nvent Electric Public Limited Company	Electrical Equipment	7.83%	S + 3.50%	01/30/32	10,500	10,522	10,557	(11)
Trystar, LLC	Electrical Equipment	8.78%	S + 4.50%	08/06/31	24,991	24,765	24,678	(6) (7)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	12,558	(55)	(157)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	8.78%	S + 4.50%	08/06/31	9,996	9,905	9,871	(6) (7)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	6,279	(55)	(78)	(6) (7) (9)
GIP Pilot Acquisition Partners LP	Energy Equipment & Services	6.28%	S + 2.00%	10/04/30	21,010	21,078	21,027
WhiteWater DBR HoldCo, LLC	Energy Equipment & Services	6.56%	S + 2.25%	03/03/31	21,227	21,321	21,227	(11)
Whitewater Whistler Holdings, LLC	Energy Equipment & Services	6.05%	S + 1.75%	02/15/30	19,969	20,016	19,957	(11)
Arcis Golf LLC	Entertainment	7.08%	S + 2.75%	11/24/28	17,805	17,906	17,805	(11)
Fender Musical Instruments Corporation	Entertainment	8.43%	S + 4.00%	12/01/28	2,763	2,740	2,473
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	44,833	44,466	44,608	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	6,744	6,681	6,710	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.31%	S + 5.00%	12/06/29	5,982	2,632	2,652	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	5,940	(46)	(30)	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.32%	S + 5.00%	12/06/29	1,955	1,924	1,945	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	1,266	(6)	(6)	(6) (7) (9)
Advisor Group, Inc.	Financial Services	7.83%	S + 3.50%	08/17/28	4,042	4,056	4,048
AllSpring Buyer, LLC	Financial Services	7.30%	S + 3.00%	11/01/30	13,566	13,563	13,634	(11)
Bottomline Technologies, Inc.	Financial Services	8.80%	S + 4.50%	05/14/29	77,182	77,182	77,182	(6)
Celero Commerce LLC	Financial Services	9.28%	S + 5.00%	02/28/31	104,838	104,086	104,052	(6) (7)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	24,962	(88)	(187)	(6) (7) (9)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	8,321	(59)	(62)	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Computer Services, Inc.	Financial Services	9.58%	S + 5.25%	11/15/29		$48,864	$47,002	$48,864	(7)
Coretrust Purchasing Group LLC	Financial Services	9.58%	S + 5.25%	10/01/29		37,005	35,887	36,727	(7)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29		5,526	(110)	(41)	(7) (9)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29		5,526	(99)	(41)	(7) (9)
DRW Holdings, LLC	Financial Services	7.83%	S + 3.50%	06/26/31		17,314	17,330	17,336
Edelman Financial Center, LLC	Financial Services	7.33%	S + 3.00%	04/07/28		17,797	17,838	17,804	(11)
Eisner Advisory Group LLC	Financial Services	8.33%	S + 4.00%	02/28/31		9,428	9,488	9,463	(11)
Focus Financial Partners, LLC	Financial Services		S + 2.75%	09/15/31		13,616	13,582	13,584	(11)
Franklin Square Holdings, L.P.	Financial Services	6.58%	S + 2.25%	04/25/31		20,940	21,060	20,888
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29		36,677	35,567	36,677	(6) (7)
Fullsteam Operations LLC	Financial Services	11.48%	S + 7.00%	11/27/29		22,748	13,769	13,711	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29		11,542	11,226	11,542	(6) (7)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		8,273	(54)	(124)	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	11.48%	S + 7.00%	11/27/29		5,687	5,600	5,602	(6) (7)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29		5,130	4,992	5,130	(6) (7)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29		2,052	975	1,026	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	11.48%	S + 8.25%	11/27/29		919	287	282	(6) (7) (9)
Jane Street Group, LLC	Financial Services	6.33%	S + 2.00%	12/15/31		20,935	20,697	20,908	(11)
Jefferies Finance LLC	Financial Services	7.32%	S + 3.00%	10/21/31		7,359	7,352	7,369	(11)
NEXUS Buyer LLC	Financial Services	7.83%	S + 3.50%	07/31/31		13,940	13,938	13,979
Priority Holdings, LLC (dba Priority Payment)	Financial Services	9.08%	S + 4.75%	05/16/31		158,950	158,356	159,109	(6) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.57%	S + 5.25%	02/24/31		34,650	34,354	34,217	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		5,000	(40)	(62)	(6) (7) (9)
Chobani, LLC	Food Products	6.83%	S + 2.50%	10/25/27		26,187	26,315	26,247	(11)
Eagle Family Foods Group LLC	Food Products	9.01%	S + 5.00%	08/12/30		194,410	192,691	191,494	(6) (7)
Eagle Family Foods Group LLC	Food Products		S + 5.00%	08/12/30		22,753	(195)	(341)	(6) (7) (9)
Froneri International Ltd.	Food Products	6.24%	S + 2.00%	09/30/31		808	804	798	(8)
Rubix Foods, LLC	Food Products	9.08%	S + 4.75%	04/30/31		42,735	42,317	42,308	(6)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31		3,300	(32)	(33)	(6) (9)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.05%	S + 4.75%	12/11/30		110,517	108,979	108,859	(6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		17,538	(240)	(263)	(6) (7) (9)
Kenan Advantage Group, Inc.	Ground Transportation	7.58%	S + 3.25%	01/25/29		17,906	17,945	17,638
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.60%	E + 5.50%	11/28/31	EUR	25,290	27,084	29,120	(6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		15,754	(156)	(354)	(6) (7) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.59%	E + 5.50%	11/28/31		12,695	9,276	9,108	(6) (7) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.77%	S + 5.50%	11/28/31		9,309	9,135	9,100	(6) (7)
Medline Borrower, LP	Health Care Equipment & Supplies	6.58%	S + 2.25%	10/23/28		26,808	26,906	26,821
Zeus Company LLC	Health Care Equipment & Supplies	9.80%	S + 5.50%	02/28/31		69,443	68,549	68,575	(6) (7)
Zeus Company LLC	Health Care Equipment & Supplies	9.80%	S + 5.50%	02/28/31		13,039	6,388	6,351	(6) (7) (9)
Zeus Company LLC	Health Care Equipment & Supplies		S + 5.50%	02/28/30		9,788	(115)	(122)	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Advarra Holdings, Inc.	Health Care Providers & Services	8.83%	S + 4.50%	09/15/31	$76,447	$76,098	$76,065	(6) (7)
Advarra Holdings, Inc.	Health Care Providers & Services	8.83%	S + 4.50%	09/15/31	41,580	41,390	41,372	(6) (7)
Advarra Holdings, Inc.	Health Care Providers & Services		S + 4.50%	09/15/31	7,087	(16)	(35)	(6) (7) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.33%	S + 5.00%	08/07/31	57,336	56,794	56,762	(6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	6,490	(109)	(65)	(6) (7) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	5,298	(71)	(53)	(6) (7) (9)
Electron BidCo, Inc.	Health Care Providers & Services	7.08%	S + 2.75%	11/01/28	10,973	11,021	10,997
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.18%	S + 6.75%	06/13/28	8,638	8,468	8,487	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	979	(18)	(17)	(6) (7) (9)
LifePoint Health, Inc.	Health Care Providers & Services	7.82%	S + 3.50%	05/19/31	3,697	3,697	3,634
Netsmart Technologies, Inc.	Health Care Providers & Services	9.28%	S + 4.95% (Incl. 2.45% PIK)	08/25/31	181,182	179,582	179,370	(6) (7)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 4.95% (Incl. 2.45% PIK)	08/25/31	24,158	(213)	(242)	(6) (7) (9)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 4.95% (Incl. 2.45% PIK)	08/25/31	23,684	(101)	(237)	(6) (7) (9)
Onex TSG Intermediate Corp.	Health Care Providers & Services	9.34%	S + 4.75%	02/28/28	7,855	7,894	7,867
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services	9.02%	S + 4.75%	01/22/32	229,798	226,512	226,351	(6) (7)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 4.75%	01/22/32	96,801	—	(1,452)	(6) (7) (9)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 4.75%	01/22/32	25,253	—	(379)	(6) (7) (9)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 4.75%	01/22/32	23,148	(326)	(347)	(6) (7) (9)
Urology Management Holdings, Inc. (dba Solaris Health)	Health Care Providers & Services	9.80%	S + 5.50%	06/15/27	14,502	14,258	14,429	(7)
Urology Management Holdings, Inc. (dba Solaris Health)	Health Care Providers & Services	9.80%	S + 5.50%	06/15/27	7,341	7,220	7,304	(7)
US Radiology Specialists, Inc.	Health Care Providers & Services	9.05%	S + 4.75%	12/15/27	5,240	5,261	5,248	(11)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.32%	S + 5.00% (Incl. 6.42% PIK)	03/18/27	21,933	21,689	16,779	(6) (7) (12)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.32%	S + 5.00% (Incl. 6.42% PIK)	03/18/27	2,582	2,623	2,607	(6) (7) (9) (12) (13)
Athenahealth Group, Inc.	Health Care Technology	7.08%	S + 2.75%	02/15/29	4,962	4,957	4,954
Cotiviti, Inc.	Health Care Technology	7.07%	S + 2.75%	05/01/31	23,883	23,770	23,749
eResearch Technology, Inc. (dba Clario)	Health Care Technology	9.08%	S + 4.75%	01/19/32	156,715	155,224	156,715	(6) (7)
eResearch Technology, Inc. (dba Clario)	Health Care Technology	9.08%	S + 4.75%	01/19/32	29,569	3,981	4,140	(6) (7) (9)
eResearch Technology, Inc. (dba Clario)	Health Care Technology	9.08%	S + 4.75%	01/19/32	26,021	25,771	26,021	(6) (7)
eResearch Technology, Inc. (dba Clario)	Health Care Technology		S + 4.75%	10/17/31	14,784	(138)	—	(6) (7) (9)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.58%	S + 4.25%	05/19/32	90,920	90,471	90,465	(6)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	47,852	—	—	(6) (9)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	19,141	(94)	(96)	(6) (9)
Shields Health Solutions Holdings, LLC	Health Care Technology		S + 6.00%	03/03/32	270,506	—	—	(6) (9)
Shields Health Solutions Holdings, LLC	Health Care Technology		S + 6.00%	03/03/30	10,820	—	—	(6) (9)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.78%	S + 6.50%	09/12/29	23,477	23,286	23,183	(6) (7)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.78%	S + 6.50%	09/12/29	4,306	1,355	1,324	(6) (7) (9)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.78%	S + 6.50%	09/12/29	861	165	161	(6) (7) (9)
Raising Cane's Restaurants, LLC	Hotels, Restaurants & Leisure	6.33%	S + 2.00%	09/18/31	17,915	18,017	18,005
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	9.24%	S + 5.00%	04/14/31	19,305	19,070	19,064	(6)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	4,455	(27)	(28)	(6) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	$2,228	$(27)	$(28)	(6) (9)
Whatabrands LLC	Hotels, Restaurants & Leisure	6.83%	S + 2.50%	08/03/28	6,294	6,283	6,294
AI Aqua Merger Sub, Inc.	Household Durables	7.32%	S + 3.00%	07/31/28	4,156	4,158	4,147	(8)
CURiO Brands LLC	Household Products	9.55%	S + 5.25%	04/02/31	21,224	21,018	21,011	(6)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	3,451	(17)	(17)	(6) (9)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	1,725	(17)	(17)	(6) (9)
Kronos Acquisition Holdings Inc.	Household Products	8.30%	S + 4.00%	07/08/31	5,440	5,456	4,853	(8)
CPM Holdings, Inc.	Industrial Conglomerates	8.82%	S + 4.50%	09/28/28	6,971	6,811	6,800
Acrisure, LLC	Insurance	7.33%	S + 3.00%	11/06/30	15,588	15,515	15,532
Acrisure, LLC	Insurance	7.58%	S + 3.25%	06/21/32	5,418	5,417	5,411
Alliant Holdings Intermediate, LLC	Insurance	7.07%	S + 2.75%	09/19/31	17,167	17,156	17,169	(11)
AmWINS Group, Inc.	Insurance	6.58%	S + 2.25%	01/30/32	26,184	26,022	26,189	(11)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	51,085	50,624	50,574	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	21,570	7,830	7,746	(6) (7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/30	4,000	1,246	1,240	(6) (7) (9)
AssuredPartners, Inc.	Insurance	7.83%	S + 3.50%	02/14/31	15,701	15,761	15,738	(11)
Asurion LLC	Insurance	8.68%	S + 4.25%	08/19/28	5,369	5,381	5,307
Broadstreet Partners, Inc.	Insurance	7.33%	S + 3.00%	06/13/31	14,661	14,693	14,675	(11)
Galway Borrower LLC	Insurance	8.80%	S + 4.50%	09/29/28	45,072	44,709	44,621	(7)
Galway Borrower LLC	Insurance	8.80%	S + 4.50%	09/29/28	4,488	707	683	(7) (9)
Galway Borrower LLC	Insurance	8.80%	S + 4.50%	09/29/28	3,995	1,222	1,213	(7) (9)
Galway Borrower LLC	Insurance	8.80%	S + 4.50%	09/29/28	848	842	839	(7)
HUB International Limited	Insurance	6.77%	S + 2.50%	06/20/30	17,922	17,980	17,971
OneDigital Borrower, LLC	Insurance	7.33%	S + 3.00%	07/02/31	11,649	11,662	11,616
Sedgwick Claims Management Services, Inc.	Insurance	7.33%	S + 3.00%	07/31/31	15,722	15,780	15,771	(11)
Truist Insurance Holdings LLC	Insurance	7.05%	S + 2.75%	05/06/31	16,002	16,017	15,999	(11)
USI, Inc.	Insurance	6.55%	S + 2.25%	11/21/29	20,983	21,025	20,940	(11)
USI, Inc.	Insurance	6.55%	S + 2.25%	09/29/30	5,213	5,230	5,195
Ark Data Centers, LLC	IT Services	9.05%	S + 4.75%	11/27/30	59,783	58,680	58,438	(6) (7)
Ark Data Centers, LLC	IT Services	9.05%	S + 4.75%	11/27/30	35,167	2,468	2,022	(6) (7) (9)
Ark Data Centers, LLC	IT Services	11.25%	P + 3.75%	11/27/30	10,550	161	114	(6) (7) (9)
Boost Newco Borrower, LLC	IT Services	6.30%	S + 2.00%	01/31/31	26,190	26,354	26,245
Cloud Software Group, Inc.	IT Services	8.05%	S + 3.75%	03/21/31	9,659	9,694	9,674	(11)
Cloud Software Group, Inc.	IT Services	7.80%	S + 3.50%	03/29/29	8,615	8,627	8,621	(11)
CNT Holdings I Corp.	IT Services	6.78%	S + 2.50%	11/08/32	15,923	15,984	15,954
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.58%	S + 5.25%	10/02/29	33,134	32,624	32,968	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.58%	S + 5.25%	10/02/29	11,704	11,543	11,645	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	8,700	(62)	(43)	(6) (7) (9)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	6,960	(100)	(35)	(6) (7) (9)
Ingram Micro, Inc.	IT Services	6.56%	S + 2.25%	09/22/31	10,378	10,420	10,417	(8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Kaseya Inc.	IT Services	7.58%	S + 3.25%	03/20/32	$13,616	$13,567	$13,663
MH Sub I, LLC	IT Services	8.58%	S + 4.25%	05/03/28	7,117	7,094	6,670
Plano HoldCo Inc.	IT Services	7.80%	S + 3.50%	10/02/31	14,663	14,692	13,893
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.80%	S + 4.50%	06/03/32	53,086	52,834	52,821	(6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	14,459	—	(72)	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	3,847	(19)	(19)	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	11/07/31	3,820	(17)	(19)	(6) (9)
US Signal Company, LLC	IT Services	9.92%	S + 5.50%	09/04/29	29,421	29,166	29,127	(6) (7)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	9,053	(76)	(91)	(6) (7) (9)
US Signal Company, LLC	IT Services	9.90%	S + 5.50%	09/04/29	4,526	1,094	1,086	(6) (7) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/22/29	15,120	15,078	15,044	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	1,716	(5)	(9)	(6) (7) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/22/29	1,448	1,430	1,441	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/22/29	1,185	1,174	1,179	(6) (7)
Alterra Mountain Company	Leisure Products	7.08%	S + 2.75%	08/17/28	14,972	15,034	15,028
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.83%	S + 6.50%	07/18/28	24,614	24,169	24,306	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28	3,186	3,123	3,146	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	1,606	(25)	(20)	(6) (7) (9)
GSM Holdings, Inc.	Leisure Products	9.30%	S + 5.00%	09/30/31	3,532	3,369	3,409
MajorDrive Holdings IV LLC	Leisure Products	8.56%	S + 4.00%	06/01/28	7,419	7,434	7,264
SRAM, LLC	Leisure Products	6.58%	S + 2.25%	02/27/32	14,928	14,986	14,704
WCG Intermediate Corp.	Life Sciences Tools & Services	7.33%	S + 3.00%	02/25/32	7,350	7,322	7,260	(11)
Brookfield WEC Holdings Inc.	Machinery	6.57%	S + 2.25%	01/27/31	8,669	8,687	8,668
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29	74,841	74,171	73,906	(7)
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29	22,851	22,646	22,565	(7)
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29	18,688	2,419	2,350	(7) (9)
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29	14,645	14,513	14,461	(7)
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29	11,118	11,021	10,979	(7)
Dwyer Instruments, LLC	Machinery		S + 4.75%	07/20/29	7,678	(34)	(96)	(7) (9)
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29	4,076	4,039	4,025	(7)
Dwyer Instruments, LLC	Machinery	9.05%	S + 4.75%	07/20/29	1,211	1,200	1,196	(7)
Engineered Machinery Holdings, Inc.	Machinery	8.06%	S + 3.50%	05/19/28	15,707	15,739	15,794
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.30%	S + 5.00%	06/30/32	28,390	28,106	28,106	(6)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	5,215	(26)	(26)	(6) (9)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	4,345	(43)	(43)	(6) (9)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.03%	S + 4.75%	08/20/31	34,721	34,406	34,287	(6) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30	5,910	(51)	(74)	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	9.08%	S + 4.75%	12/02/31	164,122	162,582	162,481	(6) (7)
Paris US Holdco, Inc. (dba Precinmac)	Machinery		S + 4.75%	12/02/31	42,460	(195)	(425)	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	9.89%	S + 4.75%	12/02/31	21,230	654	637	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Pro Mach Group, Inc.	Machinery	7.08%	S + 2.75%	08/31/28		$10,474	$10,534	$10,492
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31		164,237	162,684	162,595	(6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.06%	S + 4.75%	12/26/31		42,191	10,238	10,064	(6) (7) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31		21,109	10,020	10,006	(6) (7) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.05%	S + 4.75%	07/01/31		31,737	31,311	31,340	(6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.04%	S + 4.75%	07/01/30		8,468	1,464	1,465	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.08%	S + 4.75%	07/01/31		8,464	1,622	1,584	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	6.73%	E + 4.75%	07/01/31	EUR	7,870	8,340	9,132	(6) (7) (8)
SPX Flow, Inc.	Machinery	7.33%	S + 3.00%	04/05/29		15,762	15,782	15,808	(11)
ABG Intermediate Holdings 2 LLC	Media	6.58%	S + 2.25%	12/21/28		15,009	15,113	14,989	(11)
Fleet Midco I Limited	Media	7.06%	S + 2.75%	02/21/31		2,989	2,996	2,992	(8)
Recorded Books Inc. (dba RBMedia)	Media	10.08%	S + 5.75%	09/03/30		76,412	74,610	75,647	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media	10.03%	S + 5.75%	09/03/30		8,967	8,813	8,878	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	08/31/28		6,278	(122)	(63)	(6) (7) (9)
Arsenal AIC Parent LLC	Metals & Mining	7.08%	S + 2.75%	08/19/30		14,664	14,772	14,631
Crosby US Acquisition Corp.	Metals & Mining	7.83%	S + 3.50%	08/16/29		10,482	10,552	10,513	(11)
AL GCX Fund VIII Holdings LLC	Oil, Gas & Consumable Fuels	6.31%	S + 2.00%	01/30/32		19,950	19,933	19,913	(11)
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels	6.31%	S + 2.00%	05/17/29		18,891	18,942	18,888
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels	6.78%	S + 2.50%	04/13/28		26,252	26,351	26,213
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	6.08%	S + 1.75%	11/22/30		21,850	21,808	21,859
CQP Holdco LP	Oil, Gas & Consumable Fuels	6.30%	S + 2.00%	12/31/30		34,920	35,005	34,908
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	9.55%	S + 5.25%	06/30/31		4,329	4,264	4,264	(6) (8)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		S + 5.25%	06/30/31		941	(7)	(7)	(6) (8) (9)
Kohler Energy Co LLC	Oil, Gas & Consumable Fuels	8.05%	S + 3.75%	05/01/31		13,978	13,968	13,974	(11)
Oryx Midstream Services Permian Basin, LLC	Oil, Gas & Consumable Fuels	6.57%	S + 2.25%	10/05/28		20,955	21,032	20,937
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	7.83%	S + 3.50%	05/10/30		2,332	2,333	2,303
Prairie ECI Acquiror LP	Oil, Gas & Consumable Fuels	8.58%	S + 4.25%	08/01/29		3,833	3,831	3,853
Third Coast Infrastructure LLC	Oil, Gas & Consumable Fuels	8.58%	S + 4.25%	09/25/30		14,896	14,884	14,962
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	7.28%	S + 3.00%	02/16/28		17,853	17,968	17,875
Whitewater Matterhorn Holdings LLC	Oil, Gas & Consumable Fuels		S + 2.25%	06/16/32		13,000	13,027	12,981	(11)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	9.53%	S + 5.25%	09/30/30		23,945	23,382	23,585	(6) (7)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	7.44%	E + 5.25%	09/30/30	EUR	14,898	15,337	17,286	(6) (7)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 5.25%	10/01/29		4,892	(105)	(73)	(6) (7) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	9.53%	S + 5.25%	09/30/30		3,664	3,571	3,609	(6) (7)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals		S + 5.25%	09/30/30		3,058	(14)	(46)	(6) (7) (9)
Bamboo US BidCo LLC (aka Baxter)	Pharmaceuticals	9.58%	S + 5.25%	09/30/30		3,058	271	240	(6) (7) (9)
Covetrus, Inc.	Pharmaceuticals	9.30%	S + 5.00%	10/13/29		2,538	2,541	2,280
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals	9.57%	S + 5.25%	12/18/31		68,636	67,503	67,092	(6) (7)
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals		S + 5.25%	12/18/31		9,980	(162)	(225)	(6) (7) (9)
Amspec Parent, LLC	Professional Services	7.80%	S + 3.50%	12/22/31		59,367	59,125	59,589

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Amspec Parent, LLC	Professional Services		S + 3.50%	12/22/31	$9,133	$(21)	$34	(9)
Ankura Consulting Group, LLC	Professional Services	7.80%	S + 3.50%	12/29/31	17,794	17,800	17,763	(11)
Berkeley Research Group LLC	Professional Services	7.55%	S + 3.25%	05/01/32	8,600	8,540	8,624	(11)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	19,994	19,742	19,594	(6) (7)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	1,650	805	792	(6) (7) (9)
iCIMS, Inc.	Professional Services	10.03%	S + 5.75%	08/18/28	34,646	34,290	33,087	(7)
iCIMS, Inc.	Professional Services	10.53%	S + 6.25%	08/18/28	6,000	5,931	5,820	(7)
iCIMS, Inc.	Professional Services	10.03%	S + 5.75%	08/18/28	3,067	428	322	(7) (9)
Westwood Professional Services Inc.	Professional Services	9.05%	S + 4.75%	09/19/31	80,979	80,237	79,765	(6) (7)
Westwood Professional Services Inc.	Professional Services	9.08%	S + 4.75%	09/19/31	23,619	7,870	7,648	(6) (7) (9)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31	12,239	(109)	(184)	(6) (7) (9)
Accommodations Plus Technologies LLC	Software	8.83%	S + 4.50%	05/28/32	26,813	26,548	26,544	(6)
Accommodations Plus Technologies LLC	Software		S + 4.50%	05/28/32	4,125	(41)	(41)	(6) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.83%	S + 4.50%	08/29/31	11,830	11,723	11,712	(6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	2,366	(10)	(24)	(6) (7) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	1,479	(13)	(15)	(6) (7) (9)
Aptean, Inc.	Software	9.07%	S + 4.75%	01/30/31	121,410	120,598	120,196	(6) (7)
Aptean, Inc.	Software	9.06%	S + 4.75%	01/30/31	13,915	83	(3)	(6) (7) (9)
Aptean, Inc.	Software		S + 4.75%	01/30/31	8,357	(56)	(84)	(6) (7) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.30%	S + 5.00%	07/01/30	8,693	8,524	8,649	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.30%	S + 5.00%	07/01/30	570	564	567	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.30%	S + 5.00%	07/01/30	552	540	549	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	8.55%	S + 4.25%	07/28/31	28,177	27,924	28,036	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/28/31	6,897	(30)	(34)	(6) (7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/26/30	3,350	(28)	(17)	(6) (7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/26/30	1,576	(13)	(8)	(6) (7) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.05%	S + 4.75%	07/14/31	35,400	35,083	35,046	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31	16,857	(73)	(169)	(6) (7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31	6,743	(58)	(67)	(6) (7) (8) (9)
Clover Holdings 2 LLC	Software	8.31%	S + 4.00%	12/09/31	15,750	15,727	15,755	(11)
ConnectWise, LLC	Software	8.06%	S + 3.50%	09/29/28	15,708	15,730	15,773	(11)
Convenient Payments Acquisition, Inc.	Software	10.33%	S + 6.00%	12/31/26	13,496	13,396	13,388	(6)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26	1,980	(7)	(8)	(6) (9)
Convenient Payments Acquisition, Inc.	Software	10.33%	S + 6.00%	12/31/26	990	207	207	(6) (9)
Crewline Buyer, Inc. (dba New Relic)	Software	11.08%	S + 6.75%	11/08/30	61,726	60,439	61,108	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	6,165	(119)	(62)	(6) (7) (9)
Drake Software, LLC	Software	8.55%	S + 4.25%	06/26/31	3,348	3,309	3,331
First Advantage Holdings, LLC	Software	7.58%	S + 3.25%	10/31/31	520	523	520	(8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.03%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	20,832	20,663	20,832	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.53%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	5,609	5,559	5,553	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.75%	P + 4.25%	01/17/31		$2,895	$382	$391	(6) (7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		968	(8)	(10)	(6) (7) (9)
Hyland Software, Inc.	Software	9.33%	S + 5.00%	09/19/30		94,043	92,905	94,043	(6) (7)
Hyland Software, Inc.	Software		S + 5.00%	09/19/29		4,525	(50)	—	(6) (7) (9)
iSolved Inc	Software	7.33%	S + 3.00%	10/15/30		15,707	15,827	15,751	(11)
Javelin Buyer, Inc.	Software	7.33%	S + 3.00%	12/05/31		15,711	15,837	15,774
KPA Parent Holdings, Inc.	Software	9.08%	S + 4.75%	03/12/32		25,988	25,736	25,728	(6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32		3,713	(18)	(37)	(6) (7) (9)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32		2,599	(25)	(26)	(6) (7) (9)
Kryptona Bidco US, LLC (dba Kyriba)	Software	10.56%	S + 6.25% (Incl. 3.38% PIK)	12/18/31		101,266	99,391	98,734	(6) (7) (8)
Kryptona Bidco US, LLC (dba Kyriba)	Software	8.25%	E + 6.25% (Incl. 3.38% PIK)	12/18/31	EUR	23,435	23,885	26,985	(6) (7) (8)
Kryptona Bidco US, LLC (dba Kyriba)	Software		S + 6.25% (Incl. 3.38% PIK)	12/18/31		10,825	(200)	(271)	(6) (7) (8) (9)
NAVEX TopCo, Inc.	Software	9.57%	S + 5.50%	11/08/30		45,376	44,628	45,262	(6) (7)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28		4,050	(55)	(10)	(6) (7) (9)
NC Topco, LLC (dba NContracts)	Software	8.83%	S + 4.50%	09/01/31		40,968	40,603	40,558	(6) (7)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31		11,630	(51)	(116)	(6) (7) (9)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31		4,652	(41)	(47)	(6) (7) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.84%	N + 4.50%	05/03/29	NOK	135,598	12,676	13,386	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.50%	05/03/29		79,762	—	(399)	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.80%	S + 4.50%	05/03/29		47,673	47,481	47,435	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.80%	S + 4.50%	05/03/29		18,171	18,171	18,080	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.90%	S + 4.50%	05/03/29		12,353	11,594	11,577	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.50%	05/03/29		10,582	(41)	(53)	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.80%	S + 4.50%	05/03/29		7,201	7,201	7,165	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.72%	SN + 4.50%	05/03/29	GBP	6,549	8,354	8,944	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.81%	S + 4.50%	05/03/29		4,135	1,205	1,185	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.80%	S + 4.50%	05/03/29		1,664	1,664	1,656	(6) (7) (8)
Onyx CenterSource, Inc.	Software	9.70%	S + 5.25%	12/14/29		21,890	21,442	21,562	(6) (7)
Onyx CenterSource, Inc.	Software	9.70%	S + 5.25%	12/14/29		1,650	1,507	1,515	(6) (7) (9)
Physician Partners LLC	Software	8.45%	S + 4.00% (Incl. 2.50% PIK)	12/31/29		430	412	213
Physician Partners LLC	Software	9.95%	S + 5.50% (Incl. 4.00% PIK)	12/31/30		268	257	54
Physician Partners LLC	Software	10.30%	S + 6.00%	12/31/29		125	125	108
Project Boost Purchaser, LLC	Software	7.30%	S + 3.00%	07/16/31		18,847	18,926	18,871
Project Maroon, LLC (dba Jeppesen)	Software		S + 4.75%	04/22/32		226,662	—	—	(6) (9)
Project Maroon, LLC (dba Jeppesen)	Software		S + 4.75%	04/22/32		11,333	—	—	(6) (9)
Quartz Acquireco LLC	Software	6.55%	S + 2.25%	06/28/30		17,803	17,778	17,848
Renaissance Holding Corp.	Software	8.28%	S + 4.00%	04/05/30		98,784	98,262	89,477	(6)
Runway Bidco, LLC (dba Redwood Software)	Software	9.30%	S + 5.00%	12/17/31		50,186	49,712	49,809	(6) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		12,500	(58)	(94)	(6) (7) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		6,250	(57)	(47)	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Singlewire Software, LLC	Software	9.55%	S + 5.25%	05/10/29	$17,306	$16,922	$17,133	(6) (7)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29	3,226	(63)	(32)	(6) (7) (9)
UKG Inc.	Software	7.31%	S + 3.00%	02/10/31	2,200	2,206	2,207
Vamos Bidco, Inc. (dba VIP)	Software	9.05%	S + 4.75%	01/30/32	52,462	51,960	51,937	(6) (7)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	21,859	(103)	(219)	(6) (7) (9)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	6,558	(62)	(66)	(6) (7) (9)
World Wide Technology Holding Co. LLC	Software	6.56%	S + 2.25%	03/01/30	26,181	26,348	26,279
Zelis Payments Buyer, Inc.	Software	7.58%	S + 3.25%	11/26/31	4,552	4,568	4,523
Foundation Building Materials Holding Company, LLC	Specialty Retail	7.79%	S + 3.25%	01/31/28	4,932	4,875	4,864
Harbor Freight Tools USA, Inc.	Specialty Retail	6.58%	S + 2.25%	06/11/31	3,178	3,158	3,106
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	06/02/31	129,542	(316)	(648)	(6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.30%	S + 5.00%	06/02/31	76,447	75,771	76,447	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.30%	S + 5.00%	06/02/31	41,856	26,063	26,367	(6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	9,803	(81)	—	(6) (7) (9)
Ahead DB Holdings, LLC	Technology Hardware & Equipment	7.30%	S + 3.00%	02/03/31	14,672	14,586	14,676	(11)
McAfee, LLC	Technology Hardware & Equipment	7.32%	S + 3.00%	03/01/29	17,903	17,919	17,362
Virtusa Corporation	Technology Hardware & Equipment	7.58%	S + 3.25%	02/15/29	5,935	5,937	5,932
Champ Acquisition Corporation	Textiles, Apparel & Luxury Goods	8.17%	S + 4.00%	11/25/31	9,931	10,068	9,976
Fanatics Commerce Intermediate Holdco, LLC	Textiles, Apparel & Luxury Goods	7.69%	S + 3.25%	11/24/28	3,017	3,025	3,009
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.55%	S + 6.25%	09/29/27	43,291	42,686	42,749	(6) (7)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	10.08%	S + 5.75%	10/07/30	65,322	63,995	63,363	(6) (7)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	10.08%	S + 5.75%	10/07/30	51,700	35,693	35,063	(6) (7) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	180,618	178,401	169,329	(6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.55%	S + 5.25%	12/31/29	20,916	5,184	4,131	(6) (7) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50%	12/31/29	12,578	1,332	631	(6) (7) (9)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.30%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	113,637	113,471	111,933	(6) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	7,953	(6)	(119)	(6) (7) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.55%	S + 5.25%	06/23/31	42,697	42,126	42,164	(6) (7)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.57%	S + 5.25%	06/23/31	23,848	23,398	23,426	(6) (7) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	4,780	(60)	(60)	(6) (7) (9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.70%	S + 5.25%	03/31/27	4,408	821	810	(6) (7) (9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.68%	S + 5.25%	03/31/27	4,397	4,352	4,353	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.68%	S + 5.25%	03/31/27	4,397	4,352	4,353	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.68%	S + 5.25%	03/31/27	2,748	2,720	2,720	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	551	(6)	(6)	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Diamond Communications LLC	Wireless Telecommunication Services	8.32%	S + 4.00%	05/28/30	$25,000	$12,677	$12,675	(9)
Diamond Communications LLC	Wireless Telecommunication Services	8.33%	S + 4.00%	05/28/30	25,000	19,877	19,875	(9)
Total 1st Lien/Senior Secured Debt						8,826,474	8,805,311
1st Lien/Last-Out Unitranche (10) - 3.7%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.58%	S + 6.25%	12/07/28	$46,916	$46,569	$46,681	(6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.58%	S + 6.25%	12/07/28	28,084	24,759	24,819	(6) (7) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	10.85%	S + 6.55%	12/06/28	68,000	65,796	65,955	(6) (7) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	14,349	14,233	14,277	(6) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	8,982	2,731	2,755	(6) (7) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	21,998	21,827	21,888	(6) (7)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	13,003	4,288	4,319	(6) (7) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.38%	S + 7.00%	08/24/28	46,667	46,218	46,433	(6) (7)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.37%	S + 7.00%	08/24/28	28,333	16,246	16,358	(6) (7) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.14%	S + 3.75%	08/31/28	19,000	16,489	16,586	(6) (7) (9)
Total 1st Lien/Last-Out Unitranche						259,156	260,071
2nd Lien/Senior Secured Debt - 0.3%
Sazerac Company, Inc.	Beverages		S + 2.50%	06/25/32	$4,750	$4,740	$4,744	(11)
Colossus Acquireco LLC	Oil, Gas & Consumable Fuels		S + 1.75%	06/11/32	11,250	11,194	11,168	(11)
Beach Acquisition Bidco LLC	Textiles, Apparel & Luxury Goods		S + 3.25%	06/25/32	2,175	2,187	2,186	(11)
Total 2nd Lien/Senior Secured Debt						18,121	18,098
Total United States						$9,103,751	$9,083,480
Total Debt Investments						$9,636,247	$9,626,761

Investment (1) (2)	Industry (3)			Initial Acquisition Date(14)	Shares(5)	Cost	Fair Value	Footnotes
Equity Securities - 0.1%
United States - 0.1%
Common Stock - 0.1%
VisionSafe Parent, LLC	Aerospace & Defense			04/19/24	660	$660	$631	(6) (7) (15)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services			04/26/24	4,554,000	4,554	3,552	(6) (7) (12) (15)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services			03/29/24	20,103,551	—	—	(7) (12) (15)
Total Common Stock						5,214	4,183
Preferred Stock - 0.0%
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services			03/29/24	9,754,188	$3,101	$—	(7) (12) (15)
Total Preferred Stock						3,101	—
Total United States						$8,315	$4,183
Total Equity Securities						$8,315	$4,183
Total Investments - 137.6%						$9,644,562	$9,630,944
Investments in Affiliated Money Market Fund - 3.3%
United States - 3.3%
Goldman Sachs Financial Square Government Fund - Institutional Shares					233,261,287	$233,261	$233,261	(16) (17)
Total United States						$233,261	$233,261
Total Investments in Affiliated Money Market Fund						233,261	233,261
Total Investments and Investments in Affiliated Money Market Fund - 140.9%						$9,877,823	$9,864,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Assets are pledged as collateral to the Company's credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. See Note 6 “Debt.”
(3)
For Industry subtotal and percentage, see Note 4 “Investments.”
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments represent the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA (“C”), SARON (“SARON”), BBSW (“B”), STIBOR (“STIBOR”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2025, the rate for 6 month S was 4.15%, 3 month S was 4.29%, 1 month S was 4.32%, 6 month E was 2.05%, 3 month E was 1.94%, 3 month SN was 4.22%, 3 month N was 4.25%, 3 month C was 2.68%, 3 month SARON was (0.03)%, 3 month B was 3.60%, 1 month B was 3.61%, 3 month STIBOR was 2.13% and 3 month P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025.
(5)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or "USD”) unless otherwise noted, Euros (“EUR”), Great British Pounds (“GBP”), Australian Dollars (“AUD”), Swiss Franc (“CHF”), Norwegian Kroner (“NOK”), Swedish Krona (“SEK”),or Canadian Dollars (“CAD”).
(6)
Represents co-investments made with in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission (the “SEC”). See Note 3 “Significant Agreements and Related Party Transactions.”
(7)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, the aggregate fair value of these securities is $1,120,962 or 11.0% of the Company’s total assets.
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
(11)
Position or portion thereof unsettled as of June 30, 2025.
(12)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions.”
(13)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.
(14)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” As of June 30, 2025, the aggregate fair value of these securities is $4,183 or 0.1% of the Company's net assets. The initial acquisition dates have been included for such securities.
(15)
Non-income producing security.
(16)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions.”
(17)
The annualized seven-day yield as of June 30, 2025 is 4.21%.

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
(5)
Assets are pledged as collateral to the Company's credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. See Note 6 “Debt.”
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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2025. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Prepayment premiums	$1,023	$—	$1,039	$35
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,992	$2,381	$3,056	$2,703

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2025, the Company did not have any investments on non-accrual status. As of December 31, 2024, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of June 30, 2025 and December 31, 2024, the Company held an aggregate cash balance of $186,392 and $120,377. Foreign currency of $48,533 and $9,660 (acquisition cost of $48,073 and $9,896) is included in cash as of June 30, 2025 and December 31, 2024.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties in expenses in the Consolidated Statements of Operations.

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

Deferred Financing Costs and Debt Issuance Costs

Deferred financing costs and debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company's borrowings. These aforementioned costs are amortized using the straight-line method over each instrument's term. Deferred financing costs related to a revolving credit facility (as defined below) are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to any notes are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

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

For the three and six months ended June 30, 2025, Management Fees amounted to $21,356 and $39,558 and the Investment Adviser voluntarily agreed to waive $3,000 and $13,595. As of June 30, 2025, $14,498 remained payable. For the three and six months ended June 30, 2024, Management Fees amounted to $8,631 and $15,076 and the Investment Adviser voluntarily waived $2,491 and $2,491.

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

For the three and six months ended June 30, 2025, Incentive Fees based on income amounted to $18,978 and $35,437, and the Investment Adviser voluntarily waived $9,000 and $21,000. As of June 30, 2025, $9,978 remained payable. For the three and six months ended June 30, 2024, Incentive Fees based on income amounted to $9,031 and $15,301, and the Investment Adviser voluntarily waived $1,012 and $3,437.

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

For the three and six months ended June 30, 2025, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $0, which were not realized. For the three and six months ended June 30, 2024, the Company accrued Incentive Fees based on capital gains under GAAP of $(129) and $1,503, which were not realized.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company will pay the Administrator fees for its services as the Company determines are commercially reasonable in its sole discretion. The Company will also reimburse the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. Administration and Custodian fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $1,624 and $2,949. As of June 30, 2025, $1,476 remained payable. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $709 and $1,216.

Transfer Agent Fees

The Company has entered into a transfer agency agreement, with GS & Co. pursuant to which GS & Co. serves as the Company’s transfer agent (“Transfer Agent”), registrar and distribution paying agent. The Company pays the Transfer Agent fees at an annual rate of 0.05% of the average of the Company’s NAV at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end). Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $832 and $1,528. As of June 30, 2025, $832 remained payable. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $336 and $581.

Affiliates

As of June 30, 2025 and December 31, 2024, affiliates of the Investment Adviser owned 23.7% and 25.6% of the Shares.

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$444,718	$3,247,945	$(3,459,402)	$—	$—	$233,261	$8,742
ABC Investment Holdco Inc. (dba ABC Plumbing)	24,851	1,271	(419)	—	(1,188)	24,515	1,224
SDB HOLDCO, LLC (dba Specialty Dental Brands)	22,379	1,169	(11)	—	(4,151)	19,386	1,555
Total Non-Controlled Affiliates	$491,948	$3,250,385	$(3,459,832)	$—	$(5,339)	$277,162	$11,521
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$65,977	$6,362,920	$(5,984,179)	$—	$—	$444,718	$17,096
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	25,565	(650)	—	(64)	24,851	1,512
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	26,264	(9)	—	(3,876)	22,379	2,332
Total Non-Controlled Affiliates	$65,977	$6,414,749	$(5,984,838)	$—	$(3,940)	$491,948	$20,940

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2025 and December 31, 2024, there were $996 and $1,018, included within Accrued expenses and other liabilities and there were $476 and $0, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program.

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

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the three and six months ended June 30, 2025 and June 30, 2024, as applicable.

The following table presents a summary of Expense Payments and the related Reimbursement Payments for the six months ended June 30, 2025 and June 30, 2024:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
For the Six Months Ended June 30, 2025
January 31, 2025	$1,222	$—	$1,222
February 28, 2025	1,216	—	1,216
March 31, 2025	1,739	—	1,739
April 30, 2025	1,647	—	1,647
May 31, 2025	1,938	—	1,938
June 30, 2025	2,484	—	2,484
Total	$10,246	$—	$10,246
For the Six Months Ended June 30, 2024
January 31, 2024	$2,759	$—	$2,759
February 29, 2024	3,248	—	3,248
March 31, 2024	898	—	898
April 30, 2024	1,076	—	1,076
May 31, 2024	—	—	—
June 30, 2024	2,077	—	2,077
Total	$10,058	$—	$10,058

For the three and six months ended June 30, 2025, the Investment Adviser agreed to advance $6,069 and $10,246, which have been included within the Expense support in the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Investment Adviser agreed to advance $3,153 and $10,058. As of June 30, 2025, unreimbursed Expense Payments were $34,469.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$9,312,902	$9,300,764	$7,014,260	$7,006,800
1st Lien/Last-Out Unitranche	279,816	282,100	263,347	261,643
2nd Lien/Senior Secured Debt	43,529	43,897	—	—
Preferred Stock	3,101	—	3,101	—
Common Stock	5,214	4,183	5,214	5,372
Total investments	$9,644,562	$9,630,944	$7,285,922	$7,273,815

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2025			December 31, 2024
Industry	Fair Value	Net Assets		Fair Value		Net Assets
Software	14.3%	19.7%		14.2%		21.1%
Commercial Services & Supplies	8.3	11.4		7.9		11.8
Financial Services	8.2	11.3		7.2		10.6
Health Care Providers & Services	6.8	9.3		6.0		8.9
Machinery	6.6	9.0		7.7		11.5
Diversified Consumer Services	6.4	8.9		4.1		6.0
Trading Companies & Distributors	4.7	6.4		5.9		8.7
Food Products	3.8	5.3		4.4		6.5
Professional Services	3.3	4.6		3.8		5.6
IT Services	3.2	4.4		3.5		5.2
Insurance	3.2	4.4		4.2		6.3
Health Care Technology	3.2	4.4		0.9		1.4
Wireless Telecommunication Services	3.2	4.4		3.3		4.9
Oil, Gas & Consumable Fuels	2.7	3.8		2.2		3.2
Chemicals	2.6	3.6		3.2		4.7
Construction & Engineering	2.1	2.9		2.3		3.5
Containers & Packaging	1.8	2.5		1.9		2.9
Building Products	1.8	2.5		2.0		2.9
Health Care Equipment & Supplies	1.7	2.4		1.9		2.8
Pharmaceuticals	1.2	1.6		1.5		2.3
Specialty Retail	1.1	1.6		1.4		2.1
Media	1.1	1.5		1.4		2.1
Distributors	1.0	1.4		1.1		1.6
Consumer Staples Distribution & Retail	0.7	1.0		1.0		1.5
Aerospace & Defense	0.7	1.0		0.9		1.4
Hotels, Restaurants & Leisure	0.7	1.0		0.7		1.1
Leisure Products	0.7	1.0		0.9		1.3
Energy Equipment & Services	0.6	0.9		0.5		0.7
Automobile Components	0.6	0.9		0.7		1.0
Textiles, Apparel & Luxury Goods	0.6	0.8		0.7		1.0
Electrical Equipment	0.5	0.7		0.7		1.0
Technology Hardware & Equipment	0.4	0.5		0.4		0.6
Diversified Financial services	0.3	0.5		0.4		0.5
Household Products	0.3	0.4		0.1		0.1
Metals & Mining	0.3	0.4		0.2		0.3
Entertainment	0.2	0.3		0.2		0.3
Electric Utilities	0.2	0.3		0.2		0.3
Ground Transportation	0.2	0.3		0.1		0.2
Capital Goods	0.1	0.2		0.1		0.1
Life Sciences Tools & Services	0.2	0.1		0.1		0.1
Industrial Conglomerates	0.1	—	(1)	—		—
Beverages	0.1	—	(1)	—		—
Household Durables	0.1	—	(1)	0.1		0.1
Air Freight & Logistics	0.1	—	(1)	—		—
Telecommunications	—	—		—	(1)	0.1
Total	100.0%	137.6%		100.0%		148.3%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2025		December 31, 2024
United States	94.4%		95.4%
United Kingdom	2.8		2.1
Canada	2.1		2.2
Switzerland	0.2		0.3
France	0.2		—
Luxembourg	0.2		—
Sweden	0.1		—
Italy	—	(1)	—
Total	100.0%		100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$5,855,651	Discounted cash flows	Discount Rate	7.9% — 13.5%	9.4%
	$16,779	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	$282,100	Discounted cash flows	Discount Rate	5.9% — 10.9%	10.0%
Equity
Common Stock	$4,183	Comparable multiples	EV/EBITDA(6)	10.0x — 13.5x	13.0x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$3,711,830	Discounted cash flows	Discount Rate	7.4% — 14.1%	9.7%
1st Lien/Last-Out Unitranche	$261,643	Discounted cash flows	Discount Rate	6.2% — 11.4%	10.5%
Equity
Common Stock	$5,372	Comparable multiples	EV/EBITDA(6)	10.0x — 13.5x	12.9x

(1)
As of June 30, 2025, included within the fair value of Level 3 assets of $7,105,650 is an amount of $946,937 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $6,137,751 or 86.4% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$2,507,196	$6,793,568	$9,300,764	$—	$1,875,466	$5,131,334	$7,006,800
1st Lien/Last-Out Unitranche	—	—	282,100	282,100	—	—	261,643	261,643
2nd Lien/Senior Secured Debt	—	18,098	25,799	43,897	—	—	—	—
Preferred Stock	—	—	—	—	—	—	—	—
Common Stock	—	—	4,183	4,183	—	—	5,372	5,372
Investments in Affiliated Money Market Fund	233,261	—	—	233,261	444,718	—	—	444,718
Total	$233,261	$2,525,294	$7,105,650	$9,864,205	$444,718	$1,875,466	$5,398,349	$7,718,533

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2025
1st Lien/Senior Secured Debt	$5,131,334	$2,028,623	$(2,942)	$8,074	$(358,882)	$10,413	$36,030	$(59,082)	$6,793,568	$4,095
1st Lien/Last-Out Unitranche	261,643	16,135	—	3,988	—	334	—	—	282,100	3,988
2nd Lien/Senior Secured Debt	—	25,401	—	391	—	7	—	—	25,799	391
Preferred Stock	—	—	—	—	—	—	—	—	—	—
Common Stock	5,372	—	—	(1,189)	—	—	—	—	4,183	(1,189)
Total assets	$5,398,349	$2,070,159	$(2,942)	$11,264	$(358,882)	$10,754	$36,030	$(59,082)	$7,105,650	$7,285
For the Six Months Ended June 30, 2024
1st Lien/Senior Secured Debt	$1,418,647	$1,375,300	$(4,005)	$16,648	$(49,899)	$3,319	$—	$—	$2,760,010	$11,385
1st Lien/Last-Out Unitranche	166,684	50,355	—	(236)	—	236	—	—	217,039	(236)
2nd Lien/Senior Secured Debt	20,017	2,061	—	250	—	21	—	—	22,349	250
Preferred Stock	—	3,101	—	(272)	—	—	—	—	2,829	(272)
Common Stock	—	5,214	—	—	—	—	—	—	5,214	—
Total assets	$1,605,348	$1,436,031	$(4,005)	$16,390	$(49,899)	$3,576	$—	$—	$3,007,441	$11,127

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2025	December 31, 2024
Truist Revolving Credit Facility	3	$570,405	$1,161,893
BNPP Revolving Credit Facility	3	$450,000	$700,000
MS Revolving Credit Facility	3	$715,000	$715,000
2028 Notes	2	$404,552	$—
2030 Notes	2	$609,096	$—

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 356% and 290%.

The Company’s outstanding debt was as follows:

	June 30, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(2)	$2,370,000	$1,803,778	$570,405	$1,255,000	$92,090	$1,161,893
BNPP Revolving Credit Facility(3)	1,100,000	650,000	450,000	900,000	200,000	700,000
MS Revolving Credit Facility(4)	2,000,000	1,285,000	715,000	2,000,000	1,285,000	715,000
2028 Notes	400,000	—	395,043	—	—	—
2030 Notes	600,000	—	592,125	—	—	—
Total debt	$6,470,000	$3,738,778	$2,722,573	$4,155,000	$1,577,090	$2,576,893

(1)
The carrying value is presented net of unamortized debt issuance costs as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $3,555,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2025, the Company had outstanding borrowings denominated in USD of $133,000, in Euros of EUR 202,400, in CAD of CAD 108,800 in GBP of GBP 60,500, in AUD of AUD 41,200 and in NOK of NOK 90,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $864,000, in Euros of EUR 153,890, in CAD of CAD 59,500, in GBP of GBP 60,500 and in AUD of AUD 34,500.
(3)
Provides, under certain circumstances, a total borrowing capacity of $1,100,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2025, the Company had outstanding borrowings denominated in USD of $450,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $700,000.
(4)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2025, the Company had outstanding borrowings denominated in USD of $715,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $715,000.

The combined weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2025 and for the year ended December 31, 2024 were 6.08% and 6.92%. The combined average debt of the aggregate borrowings outstanding for the six months ended June 30, 2025 was $2,431,746 and for the year ended December 31, 2024 was $1,061,820.

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into a credit facility with Truist Bank (the “Truist Revolving Credit Facility”), as administrative agent, the lenders and issuing banks party thereto. The Company has amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023 and June 16, 2025. The total loans and commitments under the Truist Revolving Credit Facility are $2,370,000, of which $1,790,000 is under a multicurrency sub-facility, $455,000 is under a USD sub-facility and $125,000 is under a term loan tranche as of June 30, 2025. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total loans and commitments under the Truist Revolving Credit Facility up to $3,555,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on June 14, 2030.

Proceeds from the Truist Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay distributions).

Borrowings thereunder denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) term SOFR plus a margin of either 1.90% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 0.90% or 0.75% (subject to certain gross borrowing base conditions). Borrowings thereunder denominated in non-USD bear interest of the applicable term benchmark rate or daily simple risk-free rate plus a margin of either 1.90% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in (i) Great British Pounds (“GBP”) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, (ii) Swiss Franc (“CHF”) only, a -0.0571% credit adjustment spread or 0.0031% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, and (iii) Canadian Dollars (“CAD”) only, an additional 0.29547% credit adjustment spread or 0.32138% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings. With respect to borrowings denominated in USD, the Company may elect either term SOFR or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company's wholly-owned subsidiaries that are formed or acquired by the Company in the future.

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum stockholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of June 30, 2025, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $22,190 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of June 30, 2025 and December 31, 2024, outstanding deferred financing costs were $17,735 and $9,967.

The following table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Borrowing interest expense	$7,415	$10,334	$17,296	$15,061
Facility fees	1,160	584	1,815	1,469
Amortization of financing costs	699	527	1,294	1,040
Total	$9,274	$11,445	$20,405	$17,570
Weighted average interest rate	5.36%	7.09%	5.62%	7.11%
Average outstanding balance	$554,646	$586,104	$620,337	$425,961

BNPP Revolving Credit Facility

On September 28, 2023, SPV Public I entered into a credit facility with BNP Paribas (the “BNPP Revolving Credit Facility”), as administrative agent, State Street Bank and Trust Company, as collateral agent, the Company, as equityholder and investment advisor, and the lenders party thereto. The Company has amended the BNPP Revolving Credit Facility on numerous occasions between May 30, 2024 and January 31, 2025. The total principal amount of the commitments under the BNPP Revolving Credit Facility is $1,100,000. Proceeds from borrowings under the BNPP Revolving Credit Facility may be used to fund portfolio investments by SPV Public I and to make advances under delayed drawdown collateral assets where SPV Public I is a lender. Any amounts outstanding under the BNPP Revolving Credit Facility must be repaid by January 31, 2028.

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

The BNPP Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of June 30, 2025, the Company and SPV Public I were in compliance with these covenants.

Costs of $7,779 were incurred in connection with obtaining and amending the BNPP Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BNPP Revolving Credit Facility using the straight-line method. As of June 30, 2025 and December 31, 2024, outstanding deferred financing costs were $5,631 and $5,038.

The following table presents the summary information of the BNPP Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$10,709	$3,854	$23,501	$5,347
Facility fees	267	50	400	88
Amortization of financing costs	542	176	1,056	324
Total	$11,518	$4,080	$24,957	$5,759
Weighted average interest rate	6.02%	7.20%	6.02%	7.21%
Average outstanding balance	$713,736	$215,385	$787,017	$149,121

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as transferor and servicer, and the lenders party thereto, in an initial principal amount of $1,000,000 (the “Tranche A Advances”). The Company amended the MS Revolving Credit Facility on October 24, 2024 (the “MS Facility First Amendment”). The MS Facility First Amendment, among other things, created a second tranche of commitments in the amount of $1,000,000 (the “Tranche B Advances”). The Company entered into the second amendment of the MS Revolving Credit Facility on June 12, 2025 (the “MS Facility Second Amendment”). The MS Facility Second Amendment, among other things, provided for a one year extension of the revolving period from August 8, 2027 to August 8, 2028, a one year extension of the stated maturity date from August 9, 2029 to August 9, 2030, an amended minimum utilization schedule, revisions to certain eligibility criteria and concentration limitations with respect to PIK assets, and the addition of CHF and Norwegian Krone as eligible currencies.

The total principal amount of the commitments under the MS Revolving Credit Facility is $2,000,000. Proceeds from borrowings under the MS Revolving Credit Facility may be used to, among other things, fund portfolio investments by GSCR Mott Street and to make advances under delayed drawdown collateral assets where GSCR Mott Street is a lender. Any amounts outstanding under the MS Revolving Credit Facility must be repaid by August 9, 2030.

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

The MS Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of June 30, 2025, the Company and GSCR Mott Street were in compliance with these covenants.

Costs of $17,756 were incurred in connection with obtaining the MS Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the MS Revolving Credit Facility using the straight-line method. As of June 30, 2025 and December 31, 2024, outstanding deferred financing costs were $15,247 and $14,443.

The following table presents the summary information of the MS Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Borrowing interest expense	$11,826	$—	$23,311	$—
Facility fees	2,427	—	4,201	—
Amortization of financing costs	819	—	1,592	—
Total	$15,072	$—	$29,104	$—
Weighted average interest rate	6.63%	—%	6.57%	—%
Average outstanding balance	$715,000	$—	$715,000	$—

2028 Notes

On May 6, 2025, the Company closed an offering of $400,000 aggregate principal amount of its 5.875% unsecured notes due 2028 (the "2028 Notes"). The 2028 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as trustee. The 2028 Notes bear interest at a rate of 5.875% per year, payable semi-annually, commencing on November 6, 2025. The 2028 Notes will mature on May 6, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

The following table presents the components of the carrying value of the 2028 Notes:

	June 30, 2025	December 31, 2024
Principal amount of debt	$400,000	$—
Unamortized debt issuance costs	4,957	—
Carrying Value	$395,043	$—

The following table presents the components of interest and other debt expenses related to the 2028 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Borrowing interest expense	$3,525	$—	$3,525	$—
Amortization of debt issuance costs	267	—	267	—
Total	$3,792	—	$3,792	—

2030 Notes

On May 6, 2025, the Company closed an offering of $600,000 aggregate principal amount of its 6.250% unsecured notes due 2030 (the "2030 Notes"). The 2030 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as trustee. The 2030 Notes bear interest at a rate of 6.250% per year, payable semi-annually, commencing on November 6, 2025. The 2030 Notes will mature on November 6, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

The following table presents the components of the carrying value of the 2030 Notes:

	June 30, 2025	December 31, 2024
Principal amount of debt	$600,000	$—
Unamortized debt issuance costs	7,875	—
Carrying Value	$592,125	$—

The following table presents the components of interest and other debt expenses related to the 2030 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Borrowing interest expense	$5,625	$—	$5,625	$—
Amortization of debt issuance costs	249	—	249	—
Total	$5,874	—	$5,874	—

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

In accordance with ASC 860, Transfers and Servicing, the Short-Term Borrowings meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party, which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The Company’s obligation is secured by the respective investment that is the subject of the relevant Short-Term Borrowing. Interest expense associated with the Short-Term Borrowings is reported on the Company’s Consolidated Statements of Operations within Interest and other debt expense. There were no Short-Term Borrowings outstanding as of June 30, 2025 and December 31, 2024.

7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	June 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$5,891	$6,781
Accommodations Plus Technologies LLC	4,125	—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	10,506	10,440
Advarra Holdings, Inc.	7,087	7,087
AI Titan Parent, Inc. (dba Prometheus)	3,845	3,845
Airwavz Solutions, Inc.	4,105	—
Algae BidCo (dba Solabia Group)	19,010	—
Algae PikCo (dba Solabia Group)	3,448	—
Amspec Parent, LLC	9,133	6,667
Aptean, Inc.	22,136	9,567
AQ Sunshine, Inc. (dba Relation Insurance)	16,328	20,472
Ark Data Centers, LLC	42,552	45,717
Arrow Buyer, Inc. (dba Archer Technologies)	—	1,460
Artifact Bidco, Inc. (dba Avetta)	11,823	11,823
Aurora Acquireco, Inc. (dba AuditBoard)	23,600	23,600
Bamboo US BidCo LLC (aka Baxter)	10,722	12,522
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	15,086	15,086
Blast Bidco Inc. (dba Bazooka Candy Brands)	7,366	7,366
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	6,356	6,878
Celero Commerce LLC	33,282	—
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	82,496	36,250
Circustrix Holdings, LLC (dba SkyZone)	1,606	642
Coding Solutions Acquisition, Inc. (dba CorroHealth)	11,789	9,139
Consilio Midco Limited (dba Cyncly)	33,013	—
Convenient Payments Acquisition, Inc.	2,756	—
Coretrust Purchasing Group LLC	11,053	11,053
Creek Parent, Inc. (dba Catalent)	9,980	9,980
Crewline Buyer, Inc. (dba New Relic)	6,165	6,165
CST Holding Company (dba Intoxalock)	4,310	4,310
CURiO Brands LLC	5,176	—
Curriculum Associates, LLC	188,244	—
DFS Holding Company, Inc.	—	5,491
Diamond Communications LLC	17,200	—
Dwyer Instruments, LLC	23,783	26,366
Eagle Family Foods Group LLC	22,753	22,753
Easy Mile Fitness, LLC	3,617	4,650
Engage2Excel, Inc.	825	495
eResearch Technology, Inc. (dba Clario)	40,214	—
Financière N (dba Nemera)	4,900	—
Formulations Parent Corporation (dba Chase Corp)	—	9,068
Frontgrade Technologies Holdings Inc.	3,689	3,689
Frontline Road Safety Operations, LLC	57,801	—
Fullsteam Operations LLC	18,618	35,960
Galway Borrower LLC	6,502	8,069
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	11,636	17,738
GovDelivery Holdings, LLC (dba Granicus, Inc.)	3,457	3,863
Groundworks, LLC	1,314	—
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	15,659	15,659
Hamilton Thorne, Inc.	19,055	12,695
HealthEdge Software, Inc.	—	4,580

	Unfunded Commitment Balances (1)
	June 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
Highfive Dental Holdco, LLC	$979	$979
Hyland Software, Inc.	4,525	4,525
iCIMS, Inc.	2,607	2,454
Ideal Components Acquisition, LLC (dba Ideal Tridon)	9,560	—
INK (BC) BIDCO S.R.L. (dba Namirial)	36,727	—
iWave Information Systems, Inc.	2,391	2,391
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	13,191	—
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	941	—
Kairos Bidco AB (dba Karo Healthcare)	23,698	—
Kene Acquisition, Inc. (dba Entrust)	22,173	22,173
KPA Parent Holdings, Inc.	6,311	—
Kryptona Bidco US, LLC (dba Kyriba)	10,825	10,825
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	11,000	14,000
Mandrake Bidco, Inc. (dba Miratech)	5,910	5,910
NAVEX TopCo, Inc.	4,050	4,050
NC Topco, LLC (dba NContracts)	16,282	16,282
NCWS Intermediate, Inc. (dba National Carwash Solutions)	26,639	29,149
Netrisk Group Luxco 4 S.à r.l.	4,005	—
Netsmart Technologies, Inc.	47,843	47,843
North Star Acquisitionco, LLC (dba Everway)	93,988	11,202
Octane Purchaser, Inc. (dba Office Ally)	66,993	—
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	8,719	8,719
OMEGA II AB (dba Fortnox)	6,947	—
Onyx CenterSource, Inc.	110	1,100
Optima S.P.A	51,311	—
Orthrus Limited (dba Ocorian)	3,323	3,031
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	145,202	—
Paris US Holdco, Inc. (dba Precinmac)	62,841	63,690
Project Accelerate Parent, LLC (dba ABC Fitness)	5,000	5,000
Project Maroon, LLC (dba Jeppesen)	236,805	—
Prophix Software Inc. (dba Pound Bidco)	6,105	7,756
PT Intermediate Holdings III, LLC (dba Parts Town)	7,953	7,953
QBS Parent, Inc. (dba Quorum Software)	22,127	3,820
Recorded Books Inc. (dba RBMedia)	6,278	6,278
Rocket Bidco, Inc. (dba Recochem)	17,063	14,807
Rotation Buyer, LLC (dba Rotating Machinery Services)	42,598	58,598
Rubix Foods, LLC	3,300	—
Rubrik, Inc.	—	627
Runner Bidco AB (dba nShift)	84,960	—
Runway Bidco, LLC (dba Redwood Software)	18,750	18,750
Shields Health Solutions Holdings, LLC	275,700	—
Singlewire Software, LLC	3,226	3,226
Solar Holdings Bidco Limited (dba SLR Consulting)	15,787	19,046
Sonar Acquisitionco, Inc. (dba SimPRO)	29,434	29,434
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	13,672	15,976
Splash Car Wash, Inc.	11,137	—
Summit Buyer, LLC (dba Classic Collision)	154,834	35,389
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	15,292	16,326
Superman Holdings, LLC (dba Foundation Software)	7,380	13,262
Supreme Fitness Group NY Holdings, LLC	6,683	—

	Unfunded Commitment Balances (1)
	June 30, 2025	December 31, 2024

TEI Intermediate LLC (dba Triumvirate Environmental)	$47,143	$47,488
Tropical Bidco, LLC (dba Tropical Cheese)	17,538	14,615
Trystar, LLC	18,837	18,837
United Flow Technologies Intermediate Holdco II, LLC	4,904	26,338
US Signal Company, LLC	12,447	13,579
USA DeBusk, LLC	31,998	34,430
Valet Waste Holdings, Inc. (dba Valet Living)	12,899	13,040
Vamos Bidco, Inc. (dba VIP)	28,417	—
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	91	319
VASA Fitness Buyer, Inc.	1,306	1,306
VisionSafe Holdings, Inc.	1,320	1,320
Wellness AcquisitionCo, Inc. (dba SPINS)	1,716	—
Westwood Professional Services Inc.	27,855	30,988
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	162,289	—
Zeus Company LLC	16,313	18,270
Total 1st Lien/Senior Secured Debt	$2,922,260	$1,163,027
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$3,125	$7,500
Esperanto BidCo AG (dba BSI Software)	30,357	26,541
K2 Towers III, LLC	1,705	4,858
Skyway Towers Intermediate LLC	6,183	7,349
Tarpon Towers II LLC	8,619	10,063
Thor FinanceCo LLC (dba Harmoni Towers)	11,833	17,167
Towerco IV Holdings, LLC	2,319	2,982
Total 1st Lien/Last-Out Unitranche	$64,141	$76,460
2nd Lien/Senior Secured Debt
Consilio IntermediateCo Limited (dba Cyncly)	$6,603	$—
INK (BC) BIDCO S.R.L. (dba Namirial)	6,234	—
Total 2nd Lien/Senior Secured Debt	$12,837	$—
Total	$2,999,238	$1,239,487

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

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Six Months Ended June 30, 2025
January 1, 2025	23,191,555	$584,891
February 1, 2025	15,021,187	378,834
March 1, 2025	12,743,027	320,487
April 1, 2025	19,173,626	481,450
May 1, 2025	9,608,339	240,497
June 1, 2025	9,247,618	231,745
Total	88,985,352	$2,237,904
For the Six Months Ended June 30, 2024
January 1, 2024	13,232,488	$333,459
February 1, 2024	6,122,455	154,286
March 1, 2024	7,852,924	197,815
April 1, 2024	9,027,996	228,589
May 1, 2024	9,154,226	231,693
June 1, 2024	10,422,835	263,698
Total	55,812,924	$1,409,540

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

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Six Months Ended June 30, 2025
November 7, 2024	January 31, 2025	February 28, 2025	$0.20		633,167
February 26, 2025	February 28, 2025	April 7, 2025	$0.19	(1)	653,785
February 26, 2025	March 31, 2025	April 28, 2025	$0.19		689,129
February 26, 2025	April 30, 2025	May 28, 2025	$0.19		712,313
May 7, 2025	May 30, 2025	July 3, 2025	$0.19		742,338
May 7, 2025	June 30, 2025	July 29, 2025	$0.19		759,594
For the Six Months Ended June 30, 2024
November 1, 2023	January 31, 2024	February 29, 2024	$0.21		284,014
February 27, 2024	February 29, 2024	March 28, 2024	$0.21		303,114
February 27, 2024	March 28, 2024	April 26, 2024	$0.21		328,736
February 27, 2024	April 30, 2024	May 28, 2024	$0.21		358,447
May 1, 2024	May 31, 2024	June 26, 2024	$0.21		396,199
May 1, 2024	June 28, 2024	July 26, 2024	$0.21		421,156

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

The following table presents the share repurchases completed during the six months ended June 30, 2025:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3)	Number of Shares Repurchased
For the Six Months Ended June 30, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66,945	2,667,462
May 22, 2025	June 20, 2025	5.0%	$25.07	140,224	5,594,727
Total				$207,169	8,262,189
For the Six Months Ended June 30, 2024
February 16, 2024	March 15, 2024	5.0%	$25.32	$394	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	12,989	513,509
Total				$13,383	529,060

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

9. EARNINGS PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings per Share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net increase in net assets from operations	$147,092	$68,684	$255,627	$133,119
Weighted average shares outstanding	274,775,417	110,477,322	254,099,616	97,055,046
Basic and diluted earnings (loss) per share	$0.54	$0.62	$1.01	$1.37

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024
Per Common Share Data(1):
NAV, beginning of period	$25.22	$25.20
Net investment income	1.15	1.25
Net realized and unrealized gains (losses)(2)	(0.15)	0.12
Net increase in net assets from operations(2)	$1.00	$1.37
Distributions recorded:
From distributable earnings	(1.14)	(1.26)
From return of capital	(0.01)	—
Total increase in net assets	$(0.15)	$0.11
NAV, end of period	$25.07	$25.31
Shares outstanding, end of period	279,279,667	120,352,179
Weighted average shares outstanding	254,099,616	97,055,046
Total return based on NAV(3)	4.05%	5.55%
Supplemental Data/Ratio(4):
Net assets, end of period	$7,002,707	$3,046,532
Ratio of net expenses to average net assets	4.58%	4.21%
Ratio of net expenses before voluntary waivers to average net assets	5.12%	4.45%
Ratio of net expenses (without net incentive fees and interest and other debt expenses) to average net assets	1.13%	1.12%
Ratio of interest and other debt expenses to average net assets	2.66%	1.91%
Ratio of net incentive fees to average net assets	0.79%	1.18%
Ratio of total expenses to average net assets	5.29%	4.86%
Ratio of net investment income to average net assets	8.50%	9.34%
Portfolio turnover	7%	6%

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

Merger with Goldman Sachs Middle Market Lending Corp. II

On July 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Goldman Sachs Middle Market Lending Corp. II (“MMLC II”) and GSAM. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), MMLC II will merge with and into the Company, with the Company continuing as the surviving company (the “Merger”). The Board of Directors and the board of directors of MMLC II, including all of their respective independent directors, in each case, on the recommendation of a committee (such company’s “Special Committee”) comprised solely of certain, separate independent directors of the Company or MMLC II, as applicable, have approved the Merger Agreement and the transactions contemplated by the Merger Agreement.

The Merger Agreement further provides that, at the Effective Time, each share of MMLC II’s common stock, $0.001 par value per share, issued and outstanding immediately prior to the Effective Time, except for shares, if any, owned by the Company, MMLC II, or any of their respective consolidated subsidiaries and shares, if any, held by any person who is entitled to demand (and properly demands) appraisal of such shares, will be converted into the right to receive, in cash, the quotient of (i) the Closing MMLC II NAV (as defined below) divided by (ii) the number of shares of MMLC II’s common stock issued and outstanding immediately prior to the Effective Time (the “MMLC II Per Share Cash Amount”).

Under the Merger Agreement, as of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), GSAM, on behalf of MMLC II, will deliver to the Company GSAM’s calculation of MMLC II’s NAV as of such date (such calculation, the “Closing MMLC II NAV”), which calculation shall be approved by the board of directors of MMLC II, including MMLC II’s Special Committee. GSAM will calculate NAV using the policies, assumptions, methodologies and adjustments approved by the board of directors of MMLC II for valuing the securities and other assets of MMLC II under Rule 2a-5 of the Investment Company Act. The parties have agreed to calculate the MMLC II Per Share Cash Amount based on such calculations.

Consummation of the Merger, is subject to conditions in the Merger Agreement, including among other things (1) requisite approval of MMLC II’s stockholders, (2) the absence of certain legal impediments to the consummation of the Merger or pending litigation by any governmental entity challenging or seeking to enjoin, restrain or make illegal the Merger or the other transactions contemplated by the Merger Agreement, (3) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (4) the absence of a MMLC II Material Adverse Effect (as defined in the Merger Agreement) and (5) required regulatory approvals.

The Merger Agreement also contains termination rights in favor of the Company and MMLC II, including among other things: (i) if the Merger is not completed on or before March 24, 2026, or (ii) if the requisite approval of MMLC II’s stockholders is not obtained.

The description above is only a summary of the material provisions of the Merger Agreement and is qualified in its entirety by reference to a copy of the Merger Agreement, which was filed as Exhibit 2.1 to MMLC II’s current report on Form 8-K, dated July 11, 2025. In connection with the Merger, MMLC II has filed a proxy statement with the SEC.

Third Amendment to the MS Revolving Credit Facility

On July 16, 2025, the Company entered into the third amendment of the MS Revolving Credit Facility (the “MS Facility Third Amendment”). The MS Facility Third Amendment provided for an amendment to the calculation of the Yield Rate, such that from and after May 9, 2025, solely with respect to minimum utilization, Yield is calculated based off of only the Applicable Margin (rather than the applicable benchmark plus the Applicable Margin) (each capitalized term, as defined in the MS Revolving Credit Facility).

Upsize of the Truist Revolving Credit Facility

On July 17, 2025, the Company increased the amount of revolving commitments under the Truist Revolving Credit Facility by $50,000 through the increase of an existing lender’s commitment. The aggregate revolving commitments under the Truist Revolving Credit Facility increased from $2,245,000 to $2,295,000.

July and August Subscriptions

On July 1, 2025, the Company received $334,722 of proceeds relating to the issuance of 13,351,495 Shares. Included in the aforementioned proceeds is $102,777 that the Company received from affiliates of the Investment Adviser.

On August 1, 2025, the Company received $355,562 of proceeds relating to the issuance of Shares. Included in the aforementioned proceeds is $62,919 that the Company received from an affiliate of the Investment Adviser.

Distributions

On August 6, 2025, the Board of Directors declared monthly distributions from the Company's taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
August 29, 2025	September 29, 2025
September 30, 2025	October 29, 2025
October 31, 2025	November 26, 2025

rITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through June 30, 2025, we have originated approximately $11.87 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

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

We primarily hold directly originated, first lien senior secured, floating rate debt of companies located primarily in the United States and, to a lesser extent, in non-U.S. jurisdictions. We may also invest, to a lesser extent, in broadly syndicated loans, second lien loans, unsecured, subordinated or payment-in-kind (“PIK”) debt, equity and debt tranches of collateralized loan obligations (“CLOs”), including CLOs that hold corporate debt, and equity and equity-like instruments. We also invest a portion of our portfolio in more liquid investments (“Liquid Investments”), such as broadly syndicated loans and other fixed-income securities, to provide the portfolio with additional liquidity.

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

Our leverage may take the form of revolving or term loans from financial institutions, such as the Truist Revolving Credit Facility (as defined below), the BNPP Revolving Credit Facility (as defined below), and the MS Revolving Credit Facility (as defined below, and together with the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility, collectively, the “Revolving Credit Facilities”), debt securities, such as secured or unsecured bonds, including the 2028 Notes and 2030 Notes, securitization of portions of our investment portfolio, preferred shares and/or reverse repurchase agreements (including short term participations or pledges of our directly originated debt positions). The Revolving Credit Facilities and other leverage techniques described herein allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage.” The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.” in our annual report on Form 10-K for the year ended December 31, 2024.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$9,312.90	$9,300.76	$7,014.26	$7,006.80
First Lien/Last-Out Unitranche	279.82	282.10	263.35	261.65
Second Lien/Senior Secured Debt	43.53	43.90	—	—
Preferred Stock	3.10	—	3.10	—
Common Stock	5.21	4.18	5.21	5.37
Total investments	$9,644.56	$9,630.94	$7,285.92	$7,273.82

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.1%	9.1%	9.4%	9.4%
First Lien/Last-Out Unitranche(2)(3)	10.7%	10.6%	11.0%	11.1%
Second Lien/Senior Secured Debt(2)	11.1%	11.1%	—	—
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Total Portfolio	9.1%	9.2%	9.5%	9.5%

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

As of June 30, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 9.1% and 9.2%, as compared to 9.5% and 9.5% as of December 31, 2024.

As of June 30, 2025, the Liquid Investments portfolio weighted average yield measured at amortized cost and fair value was 7.2% and 7.3%, compared to 7.5% and 7.5% as of December 31, 2024.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2025		December 31, 2024
Number of portfolio companies in which we have Private Credit Investments		128	96
Number of Liquid Investments		170	174
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)		—%	—%
Weighted average loan-to-value (“LTV”)(3)		40.7%		40.4%
Weighted average leverage (net debt/EBITDA)(4)		5.5x	5.7	x
Weighted average interest coverage(4)		2.0x	2.0	x
Median EBITDA(4)	$	$ 101.40 million	$98.65 million

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

As of June 30, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 7.1% and 11.8% of total Private Credit Investments at fair value.

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

	As of
	June 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	9,613.79	99.8	7,273.82	100.0
Grade 3	17.15	0.2	—	—
Grade 4	—	—	—	—
Total Investments	$9,630.94	100.0%	$7,273.82	100.0%

The increase in investments with a Grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $17.15 million being downgraded from a Grade 2 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$9,644.56	100.0%	$7,285.92	100.0%
Non-accrual	—	—	—	—
Total Investments	$9,644.56	100.0%	$7,285.92	100.0%

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

The following table shows our investment activity by investment type of our Private Credit Investments(1):

	For the Three Months Ended
	June 30, 2025	June 30, 2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$2,392.76	$1,086.64
Second Lien/Senior Secured Debt	38.05	—
Common Stock	—	5.21
Total	$2,430.81	$1,091.85
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$216.71	$29.40
Total	$216.71	$29.40
Net increase in portfolio	$2,214.10	$1,062.45
Number of new portfolio companies with new investment commitments	24	13
Total new investment commitment amount in new portfolio companies	$1,943.89	$1,054.02
Average new investment commitment amount in new portfolio companies	$81.00	$81.08
Number of existing portfolio companies with new investment commitments	8	3
Total new investment commitment amount in existing portfolio companies	$486.92	$37.83
Weighted average remaining term for new investment commitments (in years)(2)	6.4	5.9
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	8.7%	10.8%
Weighted average yield on new investment commitments(5)	8.7%	10.7%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.3%	10.5%
Weighted average yield on investments sold or repaid(7)	10.3%	10.5%

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

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the three months ended June 30, 2025 and for the three months ended June 30, 2024 was $308.36 million and $158.60 million. As of June 30, 2025 and June 30, 2024, the fair value of Liquid Investments (excluding investments in money market funds, if any) was $2,029.52 million, or 21.1% and $661.15 million, or 16.9% of our portfolio.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Total investment income	$222.57	$98.52	$414.09	$165.15
Net expenses	(72.35)	(28.80)	(122.47)	(44.05)
Net investment income	$150.22	$69.72	$291.62	$121.10
Net realized gain (loss) on investments	(3.82)	(0.37)	(7.49)	(4.38)
Net unrealized appreciation (depreciation) on investments	20.78	(2.17)	(1.51)	12.54
Net realized and unrealized gain (losses) on translations and transactions	(20.09)	1.50	(26.99)	3.86
Net realized and unrealized gains (losses)	$(3.13)	$(1.04)	$(35.99)	$12.02
Net increase in net assets from operations	$147.09	$68.68	$255.63	$133.12

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest income	$213.83	93.11	$396.57	$154.25
Dividend income	4.43	3.51	8.74	8.03
Other income	4.31	1.90	8.78	2.87
Total investment income	$222.57	$98.52	$414.09	$165.15

Investment income for the three and six months ended June 30, 2025 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest and other debt expenses	$45.53	$15.53	$84.13	$23.33
Management fees	21.36	8.63	39.56	15.08
Incentive fees based on income	18.98	9.03	35.44	15.30
Incentive fees based on capital gains	—	(0.13)	—	1.50
Professional fees	0.68	0.48	1.30	0.94
Offering costs	0.32	0.35	0.59	1.05
Directors’ fees	0.17	0.16	0.34	0.33
Other general and administrative expenses	3.38	1.40	5.95	2.51
Total expenses	$90.42	$35.45	$167.31	$60.04
Fee waivers	(12.00)	(3.50)	(34.60)	(5.93)
Expense support	(6.07)	(3.15)	(10.24)	(10.06)
Net Expenses	$72.35	$28.80	$122.47	$44.05

In the table above:

•
Interest and other debt expenses increased from $15.53 million and $23.33 million for the three and six months ended June 30, 2024 to $45.53 million and $84.13 million for the three and six months ended June 30, 2025. The increase was primarily driven by an increase in the weighted average aggregate borrowings outstanding from $801.49 million and $575.08 million for the three and six months ended June 30, 2024 to $2,598.77 million and $2,431.75 million for the three and six months ended June 30, 2025.
•
Management Fees increased from $8.63 million and $15.08 million for the three and six months ended June 30, 2024 to $21.36 million and $39.56 million for the three and six months ended June 30, 2025. The increase was primarily driven by an increase in net assets. The Investment Adviser waived $2.49 million and $2.49 million for the three and six months ended June 30, 2024 and $3.00 million and $13.60 million for the three and six months ended June 30, 2025.
•
Incentive Fees based on income increased from $9.03 million and $15.30 million for the three and six months ended June 30, 2024 to $18.98 million and $35.44 million for the three and six months ended June 30, 2025. The increase was primarily driven by the performance of our investment portfolio. The Investment Adviser waived $1.01 million and $3.44 million for the three and six months ended June 30, 2024 and $9.00 million and $21.00 million for the three and six months ended June 30, 2025.
•
The Investment Adviser elected to pay $6.07 million and $10.24 million of certain of our expenses on our behalf for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Investment Adviser elected to pay $3.15 million and $10.06 million. For further details, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions)
Other, net	$(0.54)	$(0.02)	$(4.10)	$(0.03)
Ascend Performance Materials Operations, LLC	(1.60)	—	(1.60)	—
MH Sub I, LLC	(0.52)	—	(0.52)	—
Oscar AcquisitionCo, LLC	(0.33)	—	(0.42)	—
Peraton Corp.	(0.33)	—	(0.33)	—
Summit Behavioral Healthcare, LLC	(0.29)	—	(0.29)	—
Foundation Building Materials Holding Company, LLC	(0.21)	—	(0.21)	—
Virgin Media Bristol, LLC	(0.00)	(0.35)	(0.02)	(0.35)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	—	—	(4.00)
M6 ETX Holdings II Midco, LLC	—	(0.03)	—	(0.03)
Calpine Corporation	—	0.03	—	0.03
Net realized gain (loss)	$(3.82)	$(0.37)	$(7.49)	$(4.38)

For the three and six months ended June 30, 2024, we had a realized loss of $(0.37) million and $(4.38) million. For the three and six months ended June 30, 2024, net realized losses were primarily driven by the restructuring of the first lien debt investment in LCG Vardiman Black, LLC (dba Specialty Dental Brands), which resulted in a realized loss of $4.00 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Unrealized appreciation	$46.69	$5.44	$44.40	$20.36
Unrealized depreciation	(25.91)	(7.61)	(45.91)	(7.82)
Net change in unrealized appreciation (depreciation) on investments	$20.78	$(2.17)	$(1.51)	$12.54

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2025
	($ in millions)
Portfolio Company:
Other, net(1)	$21.09	$(0.53)
Solar Holdings Bidco Limited (dba SLR Consulting)	4.36	5.71
Consilio Midco Limited (dba Cyncly)	2.36	2.36
Esperanto BidCo AG (dba BSI Software)	2.19	2.81
Rocket Bidco, Inc. (dba Recochem)	2.00	1.94
Hamilton Thorne, Inc.	1.99	3.02
Kryptona Bidco US, LLC (dba Kyriba)	1.47	2.41
Ardonagh Midco 3 PLC	—	3.19
DFS Holding Company, Inc.	(0.47)	(1.26)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	(0.67)	(2.51)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	(0.77)	(2.01)
Blast Bidco Inc. (dba Bazooka Candy Brands)	(0.93)	(0.98)
Eagle Family Foods Group LLC	(1.16)	(1.23)
PT Intermediate Holdings III, LLC (dba Parts Town)	(1.23)	(1.24)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	(2.11)	(4.15)
Renaissance Holding Corp.	(7.34)	(9.04)
Total	$20.78	$(1.51)
(1)
For the three and six months ended June 30, 2025, Other, net includes gross unrealized appreciation of $32.33 million and $22.95 million and gross unrealized depreciation of $(11.24) million and $(23.48) million.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024
	($ in millions)
Portfolio Company:
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	$1.14	0.71
Rocket Bidco, Inc. (dba Recochem)	0.78	0.44
CST Holding Company (dba Intoxalock)	0.68	0.87
BEP Intermediate Holdco LLC (dba Buyers Edge)	0.34	0.34
Zeus Company LLC	0.33	0.32
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	(0.27)	5.24
Trader Corporation	(0.48)	(1.03)
Ardonagh Midco 3 PLC	(0.70)	(0.83)
Renaissance Holding Corp.	(1.09)	(0.55)
Other, net(1)	(1.37)	8.52
Heartland Dental, LLC	(1.53)	(1.49)
Total	$(2.17)	$12.54
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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 356% and 290%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

The following table summarizes the securities issued and proceeds related to such issuances:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2025
Class I Common Stock
January 1, 2025	23,191,555	$584.89
February 1, 2025	15,021,187	378.83
March 1, 2025	12,743,027	320.49
April 1, 2025	19,173,626	481.45
May 1, 2025	9,608,339	240.50
June 1, 2025	9,247,618	231.74
Total	88,985,352	2,237.90
For the Six Months Ended June 30, 2024
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
April 1, 2024	9,027,996	228.59
May 1, 2024	9,154,226	231.69
June 1, 2024	10,422,835	263.70
Total	55,812,924	1,409.54

Share Repurchase Program

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase in each quarter up to 5% of our Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The following table presents the share repurchases completed during the six months ended June 30, 2025:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
For the Six Months Ended June 30, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462
May 22, 2025	June 20, 2025	5.0%	$25.07	140.22	5,594,727
Total				$207.17	8,262,189
For the Six Months Ended June 30, 2024
February 16, 2024	March 15, 2024	5.0%	$25.32	$0.39	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	$12.99	513,509
Total				$13.38	529,060

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

The following table shows our contractual obligations as of June 30, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$570.40	$—	$—	$570.40	$—
BNPP Revolving Credit Facility(2)	$450.00	$—	$450.00	$—	$—
MS Revolving Credit Facility(3)	$715.00	$—	$—	$—	$715.00
2028 Notes	$400.00	$—	$400.00	$—	$—
2030 Notes	$600.00	$—	$—	$600.00	$—

(1)
We may borrow amounts in U.S. Dollars (“USD”) or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2025, the Company had outstanding borrowings denominated in USD of $133.00 million, in Euros of EUR 202.40 million, in CAD of CAD 108.80 million, in GBP of GBP 60.50 million, in NOK of NOK 90.00 million and in AUD of AUD 41.20 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2025, the Company had outstanding borrowings denominated in USD of $450.00 million.
(3)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2025, the Company had outstanding borrowings denominated in USD of $715.00 million.

Truist Revolving Credit Facility

On April 6, 2023, we entered into a revolving credit facility (as amended, the “Truist Revolving Credit Facility”) with Truist Bank, as administrative agent, and the lenders and issuing banks party thereto.

The total loans and commitments under the Truist Revolving Credit Facility are $2,370.00 million, of which $1,790.00 million is under a multicurrency sub-facility, $455.00 million is under a USD sub-facility and $125.00 million is under a term loan tranche. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total loans and commitments under the Truist Revolving Credit Facility up to $3,555.00 million. We have amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023 and June 16, 2025.

Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on June 14, 2030.

Borrowings thereunder denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) term SOFR plus a margin of either 1.90% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 0.90% or 0.75% (subject to certain gross borrowing base conditions). Borrowings thereunder denominated in non-USD bear interest of the applicable term benchmark rate or daily simple risk-free rate plus a margin of either 1.90% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in (i) Great British Pounds ("GBP") only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, (ii) Swiss Franc (“CHF”) only, a -0.0571% credit adjustment spread or 0.0031% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, and (iii) Canadian Dollars (“CAD”) only, an additional 0.29547% credit adjustment spread or 0.32138% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings. With respect to borrowings denominated in USD, we may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

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

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street SPV LLC, a wholly-owned subsidiary of the Company (“GSCR Mott Street”), entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. (“MS”), as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as transferor and servicer, and the lenders party thereto, in an initial principal amount of $1,000.00 million (the “Tranche A Advances”). We amended the MS Revolving Credit Facility on October 24, 2024 (the “MS Facility First Amendment”) and on June 12, 2025 (the “MS Facility Second Amendment”).

The MS Facility First Amendment, among other things, created a second tranche of commitments in the amount of $1,000.00 million (the “Tranche B Advances”). The MS Facility Second Amendment, among other things, provided for a one year extension of the revolving period from August 8, 2027 to August 8, 2028, a one year extension of the stated maturity date from August 9, 2029 to August 9, 2030, an amended minimum utilization schedule, revisions to certain eligibility criteria and concentration limitations with respect to PIK assets, and the addition of CHF and Norwegian Krone as eligible currencies.

The total commitments under the MS Revolving Credit Facility are $2,000.00 million. Proceeds from borrowings under the MS Revolving Credit Facility may be used to, among other things, fund portfolio investments by GSCR Mott Street and to make advances under delayed drawdown collateral assets where GSCR Mott Street is a lender. Any amounts outstanding under the MS Revolving Credit Facility must be repaid by August 9, 2030.

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

2028 Notes

On May 6, 2025, we closed an offering of $400.00 million aggregate principal amount of 5.875% unsecured notes due 2028 (the “2028 Notes”). The 2028 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as trustee. The 2028 Notes bear interest at a rate of 5.875% per year, payable semi-annually in arrears on May 6 and November 6 of each year. The 2028 Notes will mature on May 6, 2028 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

For further details, see Note 6 “Debt—2028 Notes” to our consolidated financial statements included in this report.

2030 Notes

On May 6, 2025, we closed an offering of $600.00 million aggregate principal amount of 6.250% unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as trustee. The 2030 Notes bear interest at a rate of 6.250% per year, payable semi-annually in arrears on May 6 and November 6 of each year. The 2030 Notes will mature on November 6, 2030 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

For further details, see Note 6 “Debt—2030 Notes” to our consolidated financial statements included in this report.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	June 30, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$2,922.26	$1,163.03
First Lien/Last-Out Unitranche	64.14	76.46
Second Lien/Senior Secured Debt	12.84	—
Total	$2,999.24	$1,239.49

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

RECENT DEVELOPMENTS

Retirement of Directors and Resignation and Appointment of Officers

On July 15, 2025, Alex Chi notified us of his intention to resign from his position as Co-Chief Executive Officer and Co-President. Mr. Chi ceased serving as the principal executive officer, Co-Chief Executive Officer and Co-President, effective on August 7, 2025. Mr. Chi’s resignation was not the result of any disagreement with us.

On July 18, 2025, our Board of Directors appointed Vivek Bantwal, age 48, as Co-Chief Executive Officer, effective on August 7, 2025. Mr. Bantwal was also appointed as the co-principal executive officer, succeeding Mr. Chi. Mr. Bantwal was also appointed as Co-Chief Executive Officer of Goldman Sachs BDC, Inc. (“GSBD”), Silver Capital Holdings LLC (“SCH”), Goldman Sachs Private Middle Market Credit II LLC (“PMMC II”), Goldman Sachs Middle Market Lending Corp. II (“MMLC II”), Phillip Street Middle Market Lending Fund LLC (“PSLF”) and West Bay BDC LLC (“West Bay”).

Effective on August 7, 2025, David Miller ceased serving as our Co-President and Co-President of GSBD, SCH, PMMC II, MMLC II, PSLF and West Bay. Mr. Miller will continue serving in his role as our Co-Chief Executive Officer and Co-Chief Executive Officer of GSBD, SCH, PMMC II, MMLC II, PSLF and West Bay.

On July 18, 2025, our Board of Directors appointed Tucker Greene, age 50, as our President, effective on August 7, 2025. Mr. Greene will serve as our President, succeeding Mr. Chi and Mr. Miller. Mr. Greene was also appointed as President of GSBD, SCH, PMMC II, MMLC II, PSLF and West Bay. Mr. Greene will also continue serving in his role as our Chief Operating Officer and the Chief Operating Officer of each of GSBD, SCH, PMMC II, MMLC II, PSLF and West Bay.

As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups.

On August 6, 2025, Ross J. Kari notified our Board that he intends to retire from the Board and all committees thereof, effective as of the close of business on December 31, 2025.

Merger with Goldman Sachs Middle Market Lending Corp. II

On July 11, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with MMLC II and GSAM. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), MMLC II will merge with and into us, with us continuing as the surviving company (the “Merger”). Our Board of Directors and the board of directors of MMLC II, including all of their respective independent directors, in each case, on the recommendation of a committee (such company’s “Special Committee”) comprised solely of certain, separate independent directors of ours or MMLC II, as applicable, have approved the Merger Agreement and the transactions contemplated by the Merger Agreement.

The Merger Agreement further provides that, at the Effective Time, each share of MMLC II’s common stock, $0.001 par value per share, issued and outstanding immediately prior to the Effective Time, except for shares, if any, owned by us, MMLC II, or any of our or MMLC II’s respective consolidated subsidiaries and shares, if any, held by any person who is entitled to demand (and properly demands) appraisal of such shares, will be converted into the right to receive, in cash, the quotient of (i) the Closing MMLC II NAV (as defined below) divided by (ii) the number of shares of MMLC II’s common stock issued and outstanding immediately prior to the Effective Time (the “MMLC II Per Share Cash Amount”).

Under the Merger Agreement, as of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), GSAM, on behalf of MMLC II, will deliver to us GSAM’s calculation of MMLC II’s NAV as of such date (such calculation, the “Closing MMLC II NAV”), which calculation shall be approved by the board of directors of MMLC II, including MMLC II’s Special Committee. GSAM will calculate NAV using the policies, assumptions, methodologies and adjustments approved by the board of directors of MMLC II for valuing the securities and other assets of MMLC II under Rule 2a-5 of the Investment Company Act. The parties have agreed to calculate the MMLC II Per Share Cash Amount based on such calculations.

Consummation of the Merger, which is currently anticipated to occur during the fourth quarter of calendar year 2025, is subject to conditions in the Merger Agreement, including among other things (1) requisite approval of the Company’s stockholders, (2) the absence of certain legal impediments to the consummation of the Merger or pending litigation by any governmental entity challenging or seeking to enjoin, restrain or make illegal the Merger or the other transactions contemplated by the Merger Agreement, (3) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (4) the absence of a MMLC II Material Adverse Effect (as defined in the Merger Agreement) and (5) required regulatory approvals.

The Merger Agreement also contains termination rights in favor of us and MMLC II, including among other things: (i) if the Merger is not completed on or before March 24, 2026, or (ii) if the requisite approval of MMLC II’s stockholders is not obtained.

The description above is only a summary of the material provisions of the Merger Agreement and is qualified in its entirety by reference to a copy of the Merger Agreement, which was filed as Exhibit 2.1 to MMLC II’s current report on Form 8-K, dated July 11, 2025. In connection with the Merger, MMLC II has filed with the SEC and plans to mail to its stockholders a proxy statement.

Third Amendment to the MS Revolving Credit Facility

On July 16, 2025, we entered into the third amendment of the MS Revolving Credit Facility (the “MS Facility Third Amendment”). The MS Facility Third Amendment provided for an amendment to the calculation of the Yield Rate, such that from and after May 9, 2025, solely with respect to minimum utilization, Yield is calculated based off of only the Applicable Margin (rather than the applicable benchmark plus the Applicable Margin) (each capitalized term, as defined in the MS Revolving Credit Facility).

Upsize of the Truist Revolving Credit Facility

On July 17, 2025, we increased the amount of revolving commitments under the Truist Revolving Credit Facility by $50.00 million through the increase of an existing lender’s commitment. The aggregate revolving commitments under the Truist Revolving Credit Facility increased from $2,245.00 million to $2,295.00 million.

July and August Subscriptions

On July 1, 2025, we received $334.72 million of proceeds, relating to the issuance of 13,351,495 Shares.

On August 1, 2025, we received $355.56 million of proceeds, relating to the issuance of Shares.

Distributions

On August 6, 2025, our Board of Directors declared monthly distributions from our taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
August 29, 2025	September 29, 2025
September 30, 2025	October 29, 2025
October 31, 2025	November 26, 2025

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

As of June 30, 2025 and December 31, 2024 on a fair value basis, 100% and 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility, the BNPP Revolving Credit Facility, the MS Revolving Credit Facility and Short-Term Borrowings each bear interest at a floating rate and our 2028 Notes and 2030 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$247.61	$(41.78)	$205.83
Up 200 basis points	165.07	(27.85)	137.22
Up 100 basis points	82.53	(13.92)	68.61
Up 75 basis points	61.89	(10.44)	51.45
Up 50 basis points	41.27	(6.96)	34.31
Up 25 basis points	20.63	(3.48)	17.15
Down 25 basis points	(20.61)	3.48	(17.13)
Down 50 basis points	(41.22)	6.96	(34.26)
Down 75 basis points	(61.82)	10.44	(51.38)
Down 100 basis points	(82.40)	13.92	(68.48)
Down 200 basis points	(164.16)	27.85	(136.31)
Down 300 basis points	(244.35)	41.78	(202.57)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 4, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Risks Relating to Our Investments

Our investments are very risky and highly speculative.

We primarily hold directly originated, first lien senior secured, floating rate debt of companies located primarily in the United States and, to a lesser extent, in non-U.S. jurisdictions. We may also invest to a lesser extent in second lien loans, unsecured, subordinated or PIK debt, equity and debt tranches of CLOs, including CLOs that own corporate debt, and equity and equity-like instruments. Our debt investments may be rated by a NRSRO, and, in such case, generally will carry ratings below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We may also invest in debt instruments that are not rated by an NRSRO, though we expect that our unrated debt investments will generally have credit quality consistent with below investment grade instruments. These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities. They are also generally considered to be subject to greater risk than securities with higher ratings or comparable non-rated securities in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities, which can adversely affect the prices at which these securities can be sold and may even make it impractical to sell such securities.

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

To the extent permissible under risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Act and applicable provisions of the Investment Company Act, to finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. To the extent we do not wholly own any such CLO, any interest therein held by us may be considered a “non-qualifying asset” for purposes of Section 55 of the Investment Company Act.

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

We may be subject to risks associated with investments in CLO securities.

We may make investments in securities, including debt and equity tranches, issued by CLOs. Investments in CLO securities are complex and are subject to a number of risks related to, among other things, changes in interest rates, the rate of defaults and recoveries in the collateral pool, prepayment rates, terms of loans purchased to replace loans in the collateral pool which have pre-paid, the exercise of remedies by more senior tranches and the possibility that no market will exist when we seek to sell our interests in CLO securities. The failure by a CLO to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. For example, if a CLO fails to satisfy one of the coverage tests provided in its indenture, all distributions on those CLO securities held by us may cease until that CLO brings itself back into compliance with such coverage tests, and holders of any debt senior to us may be entitled to additional payments, which would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

CLO securities represent leveraged investments in the underlying collateral held by the CLO issuer. The use of leverage creates risk for the holders because the leverage increases their exposure to losses with respect to the collateral. As a result, the occurrence of defaults with respect to only a small portion of the collateral could result in the substantial or complete loss of investment in the CLO securities. Payments of principal of, and interest on, debt issued by CLOs, and dividends and other distributions on subordinated and equity tranches of a CLO, are subject to priority of payments. CLO equity is subordinated to the prior payment of all obligations under debt securities. Further, in the event of default under any debt securities issued by a CLO, and to the extent that any elimination, deferral or reduction in payments on debt securities occurs, such elimination will be borne first by CLO equity and then by the debt securities in reverse order of seniority. Thus, the greatest risk of loss relating to defaults on the collateral held by CLOs is borne by the CLO equity.

Investments in CLOs are riskier and less transparent to us and our stockholders than direct investments in the underlying debt investments.

Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our stockholders may not know the details of the underlying securities of a CLO in which we may invest. Our CLO investments may also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLOs. Additionally, CLOs in which we may invest are often governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher relative to other types of investments. For example, some documents governing the loans underlying a CLO investment may allow for “priming transactions,” in connection with which majority lenders or debtors can amend loan documents to the detriment of other lenders, amend loan documents in order to move collateral, or amend documents in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may adversely affect the rights and security priority of the CLOs in which we may be invested.

The accounting and tax implications of such investments are complicated. In particular, reported earnings from the equity tranche investments of CLOs generally are recorded under GAAP based upon an effective yield calculation. Current taxable earnings on these investments, however, generally will not be determinable until after the end of the fiscal year of each individual CLO that ends within our fiscal year, even though the investments are generating cash flow. In general, the tax treatment of these investments may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield to maturity.

Some instruments issued by CLOs may not be readily marketable and may be subject to restrictions on resale. Securities issued by CLOs are generally not listed on any U.S. national securities exchange and no active trading market may exist for the securities of CLOs in which we may invest. Although a secondary market may exist for investments in CLOs, the market for investments in CLOs may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. As a result, these types of investments may be more difficult to value.

The CLOs in which we may invest may incur significant operating expenses.

The CLOs in which we may invest may incur significant operating fees and expenses, including, but not limited to, collateral management fees, administrative expenses, and other operating expenses, which are indirectly borne by CLO investors. CLO collateral management base fees are generally charged on the CLO’s total assets and are usually paid from residual cash flows after interest payments to senior debt tranches. Additional CLO operating expenses may also apply, although these are not routinely reported in a standardized manner. Furthermore, CLO collateral managers may also earn incentive fees tied to equity cash flows once the equity tranche achieves a cash-on-cash return of capital and a specified “hurdle” rate. All of these fees and expenses are borne first by the CLO equity tranche due to its subordinated position. Given that the CLO equity tranche represents only a fraction of the value of the entire CLO, these fees and expenses are greatly magnified when expressed as a percentage of the value of the CLO equity tranche. Both types of CLO tranches in which we may invest (equity tranches and debt tranches) may bear these expenses, with the equity tranche usually shouldering these costs. To the extent that the CLO equity tranche has suffered or will suffer a total principal loss, debt tranches will then effectively bear these fees and expenses. As a result, investments we may make in CLOs may expose us to these significant operating fees and expenses of such CLOs.

We will have no influence on the management of underlying investments managed by non-affiliated third party CLO collateral managers.

We will not be responsible for and will have no influence over the asset management of the portfolios underlying the CLO investments we may hold that are managed by non-affiliated third party CLO collateral managers. Similarly, we will not be responsible for and will have no influence over the day-to-day management, administration or any other aspect of the issuers of the individual securities. As a result, the values of the portfolios underlying such CLO investments could decrease as a result of decisions made by third party CLO collateral managers.

We may be subject to risks associated with repurchase agreements and/or reverse repurchase agreements.

We may invest in repurchase agreements as a buyer for investment and/or cash management purposes. Repurchase agreements typically involve the acquisition by us of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future. We do not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which we seek to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, we generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, we could suffer a loss.

We may also invest in repurchase agreements as a seller, also known as a “reverse repurchase agreement.” Our use of reverse repurchase agreements involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements are generally invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to repurchase. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, due to the interest costs associated with reverse repurchase agreements transactions, our NAV may decline, and, in some cases, we may be worse off than if we had not used such instruments.

Risks Relating to Our Business and Structure

If the Merger does not close, we will not benefit from the expenses incurred in its pursuit.

The Merger may not be completed. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed.

The Merger is subject to closing conditions, including approval of MMLC II’s stockholders, that, if not satisfied or (to the extent legally allowed) waived, will result in the Merger not being completed, which may result in material adverse consequences to our business and operations.

The Merger is subject to closing conditions, including the approval and adoption of the Merger Agreement (the “Merger Proposal”) by the stockholders of MMLC II that, if not satisfied, will prevent the Merger from being completed. The closing condition that MMLC II’s stockholders approve the Merger Proposal may not be waived under applicable law and must be satisfied for the Merger to be completed. We currently expect that all of MMLC II’s directors and executive officers of will vote their shares (if any) of MMLC II’s common stock in favor of the proposals presented at the special meeting of MMLC II’s stockholders. If MMLC II’s stockholders do not approve the Merger Proposal and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on our business and operations. In addition to the required approvals of MMLC II’s stockholders, the Merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied.

We and MMLC II will be subject to operational uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger may have an adverse effect on us and MMLC II and, consequently, on the combined company following completion of the Merger. These uncertainties may cause those that deal with us and MMLC II to seek to change their existing business relationships with us and MMLC II, respectively. In addition, the Merger Agreement restricts us and MMLC II from taking actions that they might otherwise consider to be in their best interests. These restrictions may prevent us and MMLC II from pursuing certain business opportunities that may arise prior to the completion of the Merger.

The announcement and pendency of the Merger could adversely affect the business financial results and operations of MMLC II and us.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding both MMLC II’s and our businesses, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Merger is completed. In addition, we and MMLC II have diverted, and will continue to divert, management resources towards the completion of the Merger, which could have a negative impact on each of our and MMLC II’s future revenues and results of operations.

We and MMLC II are also subject to restrictions on the conduct of each of our and MMLC II’s businesses prior to the completion of the Merger as provided in the Merger Agreement, generally requiring us and MMLC II to conduct business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on each of our and MMLC II’s respective ability to make certain investments and acquisitions, sell, transfer or dispose of our and MMLC II’s respective assets, amend each of our and MMLC II’s respective organizational documents and enter into or modify certain material contracts. These restrictions could prevent MMLC II and us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the respective future investment income and results of operations of the combined company following the Merger.

Any litigation filed against us and MMLC II in connection with the Merger could result in substantial costs and could delay or prevent the Merger from being completed.

From time to time, we and MMLC II may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Merger. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of the combined company following the Merger or could prevent the Merger from being completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total securities issued and proceeds:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2025
Class I Common Stock
January 1, 2025	23,191,555	$584.89
February 1, 2025	15,021,187	378.83
March 1, 2025	12,743,027	320.49
April 1, 2025	19,173,626	481.45
May 1, 2025	9,608,339	240.50
June 1, 2025	9,247,618	231.74
Total	88,985,352	2,237.90
For the Six Months Ended June 30, 2024
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
April 1, 2024	9,027,996	228.59
May 1, 2024	9,154,226	231.69
June 1, 2024	10,422,835	263.70
Total	55,812,924	1,409.54

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

The following table sets forth information regarding repurchases of Shares under our share repurchase program during the six months ended June 30, 2025:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
For the Six Months Ended June 30, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462
May 22, 2025	June 20, 2025	5.0%	$25.07	140.22	5,594,727
Total				$207.17	8,262,189
For the Six Months Ended June 30, 2024
February 16, 2024	March 15, 2024	5.0%	$25.32	$0.39	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	$12.99	513,509
Total				$13.38	529,060

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None`

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (File No. 814-01627), filed on May 13, 2025).

4.1

Indenture, dated as of May 6, 2025, by and between the Company and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025).

4.2

First Supplemental Indenture, dated as of May 6, 2025, relating to the 5.875% Notes due 2028, by and between the Company and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025)

4.3

Second Supplemental Indenture, dated as of May 6, 2025, relating to the 6.250% Notes due 2030, by and between the Company and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025).

4.4	Form of 5.875% Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025).

4.5	Form of 6.250% Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025).

4.6

Registration Rights Agreement, dated as of May 6, 2025, relating to the 5.875% Notes due 2028, by and between the Company and BofA Securities, Inc., as the representative of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025).

4.7

Registration Rights Agreement, dated as of May 6, 2025, relating to the 6.250% Notes due 2030, by and between the Company and BofA Securities, Inc., as the representative of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025).

10.1

Second Amendment to Loan and Servicing Agreement, dated as of June 12, 2025, by and among GSCR Mott Street, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as servicer and as transferor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on June 18, 2025).

10.2

Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of June 16, 2025, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on June 20, 2025).

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

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: August 12, 2025	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)