Form 10-Q
period 2025-09-30
Goldman Sachs Private Credit Corp.
filed 2025-11-12
CIK 1920145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	☒	Smaller reporting company:	☐
Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 12, 2025, was 329,574,149. Common shares outstanding exclude November 1, 2025 subscriptions since the issuance price for such shares has not been finalized at this time.

GOLDMAN SACHS PRIVATE CREDIT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic and a prolonged United States government shutdown;
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
•
the ability to realize the anticipated benefits of the transaction that resulted in Goldman Sachs Middle Market Lending Corp. II (“MMLC II”) merging (the “Merger”) with and into us;
•
the effects of disruption on our business from the Merger;
•
the combined company’s plans, expectations, objectives and intentions, as a result of the Merger;
•
risks related to diverting management’s attention from ongoing business operations; and
•
the risk that stockholder litigation in connection with the Merger may result in significant costs of defense and liability.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025 (Unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $11,585,708 and $7,234,752)	$11,568,761	$7,226,585
Non-controlled affiliated investments (cost of $53,732 and $51,170)	42,752	47,230
Total investments, at fair value (cost of $11,639,440 and $7,285,922)	$11,611,513	$7,273,815
Investments in affiliated money market fund (cost of $518,157 and $444,718)	518,157	444,718
Cash	126,228	120,377
Interest and dividends receivable	73,550	40,396
Deferred financing costs	36,633	29,448
Receivable for investments sold	8,307	40,859
Receivable from investment adviser	5,303	3,074
Deferred offering costs	605	965
Unrealized appreciation on derivatives	2,702	—
Other assets	6,994	599
Total assets	$12,389,992	$7,954,251
Liabilities
Debt (net of debt issuance costs of $11,985 and $—)	$4,010,220	$2,576,893
Payable for investments purchased	173,493	349,328
Distribution payable	98,960	64,446
Payable for share repurchases	92,573	25,582
Interest and other debt expenses payable	46,820	15,335
Management fees payable	8,320	5,067
Incentive fees based on income payable	7,397	7,039
Accrued expenses and other liabilities	5,905	4,857
Total liabilities	$4,443,688	$3,048,547
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (1,000,000,000 shares authorized, 317,407,689 and 194,480,997 common shares issued and outstanding as of September 30, 2025 and December 31, 2024)	317	194
Paid-in capital in excess of par	7,994,229	4,907,427
Distributable earnings (loss)	(48,242)	(1,917)
Total net assets	$7,946,304	$4,905,704
Total liabilities and net assets	$12,389,992	$7,954,251
Net asset value per common share	$25.04	$25.22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$242,727	$124,751	$636,623	$277,895
Other income	5,209	2,360	13,887	5,182
From non-controlled affiliated investments:
Dividend income	5,120	3,248	13,862	11,278
Interest income	677	1,299	3,356	2,406
Other income	38	45	138	89
Total investment income	$253,771	$131,703	$667,866	$296,850
Expenses:
Interest and other debt expenses	$58,714	$22,882	$142,846	$46,211
Management fees	23,893	11,147	63,451	26,223
Incentive fees based on income	20,796	11,912	56,233	27,213
Incentive fees based on capital gains	—	(797)	—	706
Professional fees	871	537	2,175	1,477
Offering costs	299	307	892	1,355
Directors’ fees	169	169	508	501
Other general and administrative expenses	4,225	1,722	10,177	4,227
Total expenses	$108,967	$47,879	$276,282	$107,913
Fee waivers	(28,009)	(5,881)	(62,604)	(11,809)
Expense support	(7,893)	(3,456)	(18,139)	(13,514)
Net expenses	$73,065	$38,542	$195,539	$82,590
Net investment income	$180,706	$93,161	$472,327	$214,260
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(2,345)	$181	$(9,835)	$(4,202)
Foreign currency transactions	(988)	(233)	2,718	(606)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(12,610)	703	(8,781)	13,357
Non-controlled affiliated investments	(1,701)	(1,562)	(7,040)	(1,681)
Foreign currency translations	244	(5,463)	(30,456)	(1,222)
Net realized and unrealized gains (losses)	$(17,400)	$(6,374)	$(53,394)	$5,646
Net increase in net assets from operations	$163,306	$86,787	$418,933	$219,906
Weighted average common shares and common units outstanding	307,472,519	142,103,773	272,086,089	112,180,896
Basic and diluted net investment income per share	$0.59	$0.66	$1.74	$1.91
Basic and diluted earnings (loss) per share	$0.53	$0.61	$1.54	$1.96

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net assets at beginning of period	$7,002,707	$3,046,532	$4,905,704	$1,590,837
Increase (decrease) in net assets from operations:
Net investment income	$180,706	$93,161	$472,327	$214,260
Net realized gain (loss)	(3,333)	(52)	(7,117)	(4,808)
Net change in unrealized appreciation (depreciation)	(14,067)	(6,322)	(46,277)	10,454
Net increase in net assets from operations	$163,306	$86,787	$418,933	$219,906
Distributions to stockholders from:
Distributable earnings to common stockholders	$(175,343)	$(89,615)	$(465,258)	$(211,899)
Return of capital	—	—	(1,824)	—
Total distributions to stockholders	$(175,343)	$(89,615)	$(467,082)	$(211,899)
Capital transactions:
Issuance of common shares	$988,687	$848,238	$3,226,591	$2,257,778
Repurchased shares, net of early repurchase deduction	(92,537)	(27,085)	(299,735)	(40,468)
Reinvestment of common stockholder distributions	59,484	33,996	161,893	82,699
Net increase in net assets from capital transactions	$955,634	$855,149	$3,088,749	$2,300,009
Total increase in net assets	$943,597	$852,321	$3,040,600	$2,308,016
Net assets at end of period	$7,946,304	$3,898,853	$7,946,304	$3,898,853
Distributions per common share	$0.57	$0.63	$1.72	$1.89

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net increase in net assets from operations:	$418,933	$219,906
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(5,329,403)	(3,811,335)
Payment-in-kind interest capitalized	(21,766)	(6,103)
Investments in affiliated money market fund, net	(73,439)	(138,172)
Proceeds from sales of investments and principal repayments	1,005,532	351,618
Net realized (gain) loss on investments	9,835	4,202
Net change in unrealized (appreciation) depreciation on investments	15,821	(11,676)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(363)	(104)
Net change in unrealized (appreciation) depreciation on interest rate swaps accounted for as hedge instruments and the related hedged items	(19)	—
Amortization of premium and accretion of discount, net	(17,718)	(11,575)
Amortization of deferred financing and debt issuance costs	7,517	2,380
Amortization of deferred offering costs	892	1,355
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	32,552	3,975
(Increase) decrease in interest and dividends receivable	(33,154)	(18,228)
(Increase) decrease in receivable from investment adviser	(2,229)	(1,957)
(Increase) decrease in other assets	(6,395)	263
Increase (decrease) in interest and other debt expenses payable	31,009	5,460
Increase (decrease) in management fees payable	3,253	982
Increase (decrease) in incentive fees based on income payable	358	3,913
Increase (decrease) in incentive fees based on capital gains payable	—	706
Increase (decrease) in payable for investments purchased	(175,835)	113,153
Increase (decrease) in accrued expenses and other liabilities	1,699	(156)
Net cash provided by (used for) operating activities	$(4,132,920)	$(3,291,393)
Cash flows from financing activities:
Proceeds from issuance of common shares	$3,226,591	$2,257,778
Repurchased shares, net of early repurchase deduction	(232,744)	(13,352)
Offering costs paid	(762)	(1,303)
Common stock distributions paid	(270,675)	(91,892)
Financing costs and debt issuance costs paid	(26,210)	(12,976)
Borrowings on debt	4,665,777	2,712,695
Repayments of debt	(3,223,569)	(1,489,661)
Net cash provided by (used for) financing activities	$4,138,408	$3,361,289
Net increase (decrease) in cash	$5,488	$69,896
Effect of foreign exchange rate changes on cash	363	104
Cash, beginning of period	120,377	19,325
Cash, end of period	$126,228	$89,325
Supplemental and non-cash activities
Interest expense paid	$94,943	$35,978
Accrued but unpaid distributions	$98,960	$50,567
Reinvestment of common stockholder distributions	$161,893	$82,699
Accrued but unpaid share repurchases	$92,573	$27,116
Exchange of Investments	$110,788	$45,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date(11)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Debt Investments - 145.4%
Australia - 2.3%
1st Lien/Senior Secured Debt - 2.3%
Prestige Bidco Pty Ltd (dba Pickles Auctions)	Distributors	9.60%	B + 6.00%		08/15/31	AUD	72,042	$46,336	$47,312	(6) (7)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals		B + 5.25%		09/25/32	AUD	240,767	—	—	(6) (7) (8)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals		B + 5.25%		08/01/32	AUD	42,717	—	—	(6) (7) (8)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals		B + 5.25%		08/01/32	AUD	34,950	—	—	(6) (7) (8)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	8.75%	B + 5.00%		07/14/31	AUD	171,644	108,252	111,306	(6) (7)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software		B + 5.00%		07/14/31	AUD	42,983	(174)	(569)	(6) (7) (8)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	8.97%	SN + 5.00%		07/30/31	GBP	16,374	21,264	21,581	(6) (7)
Total 1st Lien/Senior Secured Debt								175,678	179,630
Total Australia								$175,678	$179,630
Canada - 2.6%
1st Lien/Senior Secured Debt - 2.6%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.80%	C + 4.75%		11/01/30	CAD	57,312	$40,688	$41,078	(6) (7) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	9.05%	S + 4.75%		11/01/30		30,919	30,493	30,842	(6) (7) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.74%	C + 4.75%		11/01/30	CAD	14,166	188	244	(6) (7) (8) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	9.05%	S + 4.75%		11/01/30		12,668	12,467	12,637	(6) (7) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	9.43%	C + 5.75%		11/01/30	CAD	5,667	786	793	(6) (7) (8) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals		C + 5.75%		11/01/30	CAD	3,778	(60)	(7)	(6) (7) (8) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.66%	S + 6.00%		02/01/27		61,429	61,264	61,121	(6) (7) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.66%	S + 6.00%		02/01/27		5,892	3,150	3,121	(6) (7) (8) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.14%	S + 6.00%		02/01/27		3,326	536	520	(6) (7) (8) (10)
123Dentist Inc.	Health Care Providers & Services		C + 5.00%		08/08/29	CAD	30,000	(111)	(108)	(6) (7) (8)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%		09/26/32	CAD	60,868	—	—	(6) (7) (8)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%		09/26/32	CAD	11,705	—	—	(6) (7) (8)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%		09/26/32	CAD	8,361	—	—	(6) (7) (8)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.70%	C + 5.25%		06/30/31	CAD	53,115	38,438	37,593	(6) (7) (10)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		C + 5.25%		06/30/31	CAD	11,547	(61)	(125)	(6) (7) (8) (10)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.70%	C + 5.25%		06/30/31	CAD	7,698	861	839	(6) (7) (8) (10)
iWave Information Systems, Inc.	Software	10.42%	S + 6.25%		11/23/28		19,069	18,767	18,879	(7) (10)
iWave Information Systems, Inc.	Software		S + 6.25%		11/23/28		2,391	(34)	(24)	(7) (8) (10)
Total 1st Lien/Senior Secured Debt								207,372	207,403
Total Canada								$207,372	$207,403
Cayman Islands - 1.9%
Structured Finance Obligation – Debt Instruments - 1.9%
Diameter Capital CLO 11, Ltd. - Class D1	Financial Services	5.05%	S + 2.85%	07/09/25	07/20/38		30,000	$30,000	$30,165	(7) (11)
Diameter Capital CLO 11, Ltd. - Class D2	Financial Services	8.48%	S + 4.20%	08/04/25	07/20/38		5,000	5,000	5,023	(7) (11)
Diameter Capital CLO 11, Ltd. - Class E	Financial Services	9.25%	S + 5.05%	07/14/25	07/20/38		15,000	15,000	14,996	(7) (11)
Madison Park Funding LXX, Ltd. - Class D	Financial Services	6.96%	S + 2.80%	07/14/25	09/04/38		30,000	30,000	30,413	(7) (11)
Madison Park Funding LXX, Ltd. - Class E	Financial Services	9.16%	S + 5.00%	07/09/25	09/04/38		20,000	20,000	20,117	(7) (11)
Octagon 78, Ltd. - Class D	Financial Services	7.00%	S + 2.80%	08/04/25	10/20/38		31,250	31,250	31,239	(7) (11)
Octagon 78, Ltd. - Class E	Financial Services	9.20%	S + 5.00%	07/14/25	10/20/38		20,000	20,000	20,027	(7) (11)
Total Structured Finance Obligation – Debt								151,250	151,980
Total Cayman Islands								$151,250	$151,980

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
France - 1.0%
1st Lien/Senior Secured Debt - 1.0%
Financière N (dba Nemera)	Health Care Equipment & Supplies	7.00%	E + 5.00%	05/07/32	EUR	11,428	$12,795	$13,283	(6) (7) (10)
Financière N (dba Nemera)	Health Care Equipment & Supplies	7.00%	E + 5.00%	05/07/32	EUR	5,357	1,328	1,342	(6) (7) (8) (10)
Financière N (dba Nemera)	Health Care Equipment & Supplies	9.00%	S + 5.00%	05/07/32		3,171	3,141	3,139	(6) (7) (10)
Algae BidCo (dba Solabia Group)	Pharmaceuticals		E + 4.75%	06/02/32	EUR	12,152	—	—	(6) (7) (8)
Algae BidCo (dba Solabia Group)	Pharmaceuticals		E + 4.75%	06/02/32	EUR	2,964	1	—	(6) (7) (8)
Algae BidCo (dba Solabia Group)	Pharmaceuticals		E + 4.75%	06/02/32	EUR	1,186	1	—	(6) (7) (8)
Seven Midco (dba Septeo)	Software	6.55%	E + 4.50%	08/02/32	EUR	51,173	59,527	59,734	(6) (7)
Seven Midco (dba Septeo)	Software		E + 4.50%	08/02/32	EUR	8,823	(51)	(52)	(6) (7) (8)
Total 1st Lien/Senior Secured Debt							76,742	77,446
2nd Lien/Senior Secured Debt - 0.0%
Algae PikCo (dba Solabia Group)	Pharmaceuticals		E + 14.50% (Incl 7.50% PIK)	06/02/33	EUR	2,964	—	—	(6) (7) (8)
Total 2nd Lien/Senior Secured Debt							—	—
Total France							$76,742	$77,446
India - 0.2%
1st Lien/Senior Secured Debt - 0.2%
AGS Health BCP LLC (dba AGS Health)	Health Care Technology	8.70%	S + 4.50%	08/02/32		12,918	$12,886	$12,886	(6) (7)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32		4,583	(5)	(6)	(6) (7) (8)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32		1,667	(4)	(4)	(6) (7) (8)
Total 1st Lien/Senior Secured Debt							12,877	12,876
Total India							$12,877	$12,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Italy - 0.3%
1st Lien/Senior Secured Debt - 0.2%
Optima S.P.A	Consumer Staples Distribution & Retail		E + 5.50%	05/01/32	EUR	44,000	$—	$—	(6) (7) (8)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	7.04%	E + 5.00%	04/11/32	EUR	15,749	17,914	18,120	(6) (7)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software		E + 5.00%	07/15/32	EUR	9,224	(215)	(215)	(6) (7) (8)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software		E + 5.00%	04/11/33	EUR	4,500	(58)	(53)	(6) (7) (8)
Total 1st Lien/Senior Secured Debt							17,641	17,852
2nd Lien/Senior Secured Debt - 0.1%
INK (BC) FINCO S.R.L. (dba Namirial)	Software	9.54%	E + 7.50%	04/11/33	EUR	3,375	$3,838	$3,883	(6) (7)
INK (BC) FINCO S.R.L. (dba Namirial)	Software		E + 5.00%	07/15/33	EUR	2,025	(47)	(47)	(6) (7) (8)
Total 2nd Lien/Senior Secured Debt							3,791	3,836
Total Italy							$21,432	$21,688
Luxembourg - 0.2%
1st Lien/Senior Secured Debt - 0.2%
Netrisk Group Luxco 4 S.à r.l.	Insurance	7.25%	E + 5.25%	02/05/32	EUR	13,200	$13,415	$15,265	(6) (7) (10)
Netrisk Group Luxco 4 S.à r.l.	Insurance		E + 5.25%	02/05/32	EUR	2,400	(20)	(42)	(6) (7) (8) (10)
Netrisk Group Luxco 4 S.à r.l.	Insurance	7.25%	E + 5.25%	02/05/32	EUR	1,000	353	189	(6) (7) (8) (10)
Total 1st Lien/Senior Secured Debt							13,748	15,412
Total Luxembourg							$13,748	$15,412
Sweden - 1.1%
1st Lien/Senior Secured Debt - 1.1%
OMEGA II AB (dba Fortnox)	Software	6.90%	STIBOR + 4.75%	06/17/32	SEK	139,883	$14,383	$14,710	(6) (7) (10)
OMEGA II AB (dba Fortnox)	Software	6.90%	STIBOR + 4.75%	06/17/32	SEK	37,895	10	(40)	(6) (7) (8) (10)
Runner Bidco AB (dba nShift)	Software	7.10%	STIBOR + 5.00%	08/21/30	SEK	302,827	31,673	32,005	(6) (7)
Runner Bidco AB (dba nShift)	Software	9.32%	N + 5.00%	08/21/30	NOK	99,288	9,765	9,899	(6) (7)
Runner Bidco AB (dba nShift)	Software	6.94%	E + 5.00%	08/21/30	EUR	24,822	28,738	28,778	(6) (7)
Runner Bidco AB (dba nShift)	Software		E + 5.00%	08/21/30	EUR	12,411	(106)	(91)	(6) (7) (8)
Total 1st Lien/Senior Secured Debt							84,463	85,261
Total Sweden							$84,463	$85,261
Switzerland - 0.6%
1st Lien/Last-Out Unitranche (12) - 0.6%
Esperanto BidCo AG (dba BSI Software)	Software	5.00%	SARON + 5.00%	09/29/31	CHF	24,087	$29,780	$29,804	(6) (7) (10)
Esperanto BidCo AG (dba BSI Software)	Software	4.96%	SARON + 5.00%	09/29/31	CHF	9,074	10,553	11,228	(6) (7) (10)
Esperanto BidCo AG (dba BSI Software)	Software	7.02%	E + 5.00%	09/29/31	EUR	6,929	7,522	8,013	(6) (7) (10)
Esperanto BidCo AG (dba BSI Software)	Software	5.00%	SARON + 5.00%	09/29/31	CHF	2,561	2,979	3,170	(6) (7) (10)
Total 1st Lien/Last-Out Unitranche							50,834	52,215
Total Switzerland							$50,834	$52,215
United Kingdom - 3.4%
1st Lien/Senior Secured Debt - 3.1%
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.93%	B + 5.25%	10/06/31	AUD	16,301	$10,883	$10,597	(6) (7) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.46%	B + 5.25%	10/06/31	GBP	15,214	8,177	8,316	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.06%	C + 5.25%	10/06/31	CAD	14,958	10,816	10,560	(6) (7) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	11.97%	SN + 8.00%	10/04/32	GBP	13,713	17,713	18,074	(6) (7) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.10%	S + 5.25%	10/06/31		9,635	9,462	9,467	(6) (7) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.22%	SN + 5.25%	10/06/31	GBP	8,266	10,655	10,922	(6) (7) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	11.97%	SN + 8.00%	10/04/32	GBP	8,103	10,467	10,680	(6) (7) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.22%	SN + 5.25%	10/06/31	GBP	5,984	7,713	7,907	(6) (7) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.10%	S + 5.25%	10/06/31		4,665	4,582	4,584	(6) (7) (10)
Consilio Midco Limited (dba Cyncly)	Software	6.75%	E + 4.75%	04/16/32	EUR	59,423	66,933	69,068	(6) (7) (10)
Consilio Midco Limited (dba Cyncly)	Software	8.75%	S + 4.75%	04/16/32		56,779	56,239	56,211	(6) (7) (10)
Consilio Midco Limited (dba Cyncly)	Software	9.05%	S + 4.75%	04/16/32		34,997	34,664	34,647	(6) (7) (10)
Consilio Midco Limited (dba Cyncly)	Software		S + 4.75%	04/16/32		19,808	—	(198)	(6) (7) (8) (10)
Consilio Midco Limited (dba Cyncly)	Software		S + 4.75%	04/16/32		13,205	—	(132)	(6) (7) (8) (10)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%	08/12/32		96,070	—	—	(6) (7) (8)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%	08/12/32		16,660	—	—	(6) (7) (8)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%	02/12/26		14,438	—	—	(6) (7) (8)
Total 1st Lien/Senior Secured Debt							248,304	250,703
2nd Lien/Senior Secured Debt - 0.3%
Consilio IntermediateCo Limited (dba Cyncly)	Software	11.64%	S + 7.50%	04/14/33		14,526	$14,316	$14,308	(6) (7) (10)
Consilio IntermediateCo Limited (dba Cyncly)	Software	9.71%	E + 7.50%	04/14/33	EUR	9,904	11,100	11,482	(6) (7) (10)
Consilio IntermediateCo Limited (dba Cyncly)	Software	11.82%	S + 7.50%	04/14/33		6,611	8	(91)	(6) (7) (8) (10)
Total 2nd Lien/Senior Secured Debt							25,424	25,699
Total United Kingdom							$273,728	$276,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
United States - 131.8%
1st Lien/Senior Secured Debt - 127.6%
Bleriot US Bidco Inc.	Aerospace & Defense	6.50%	S + 2.50%	10/31/30	$19,536	$19,537	$19,531	(9)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.19%	S + 5.00%	01/09/30	34,766	34,035	34,245	(6) (10)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28	3,689	(54)	(55)	(6) (8) (10)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.29%	S + 5.00%	01/09/30	1,001	996	986	(6) (10)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.00%	S + 5.00%	09/30/31	20,122	19,921	19,921	(6)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	8,106	(41)	(41)	(6) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	4,772	(48)	(48)	(6) (8)
Propulsion (BC) Finco S.a.r.l.	Aerospace & Defense	7.04%	S + 2.75%	09/14/29	12,938	13,009	12,976	(7)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.70%	S + 5.50%	04/19/30	8,720	8,579	8,546	(6) (10)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/19/30	1,320	(20)	(26)	(6) (8) (10)
Rand Parent, LLC	Air Freight & Logistics	7.00%	S + 3.00%	03/18/30	3,243	3,240	3,226
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	9.06%	S + 4.75%	08/02/32	112,223	111,121	111,101	(6)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	34,354	(168)	(172)	(6) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.92%	S + 4.75%	08/02/32	13,369	4,644	4,641	(6) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	3,808	(37)	(38)	(6) (8)
Clarios Global LP	Automobile Components	6.91%	S + 2.75%	01/28/32	13,875	13,790	13,871
Clarios Global LP	Automobile Components	6.66%	S + 2.50%	05/06/30	9,049	9,090	9,040
Dealer Tire Financial, LLC	Automobile Components	7.16%	S + 3.00%	07/02/31	12,936	12,969	12,861
DexKo Global Inc.	Automobile Components	8.03%	S + 3.75%	10/04/28	1,940	1,920	1,910	(7)
First Brands Group, LLC	Automobile Components		S + 5.00%	03/30/27	7,115	7,069	2,503	(13)
First Brands Group, LLC	Automobile Components		S + 5.00%	03/30/27	24	24	9	(13)
Mavis Tire Express Services Corp.	Automobile Components	7.20%	S + 3.00%	05/04/28	9,540	9,563	9,534
American Builders & Contractors Supply Co., Inc.	Building Products	5.91%	S + 1.75%	01/31/31	29,771	29,861	29,822
Icebox Holdco III, Inc.	Building Products	7.25%	S + 3.25%	12/22/31	21,716	21,772	21,827	(9)
MI Windows and Doors, LLC	Building Products	6.91%	S + 2.75%	03/28/31	14,297	14,415	14,339
Oscar AcquisitionCo, LLC	Building Products	8.25%	S + 4.25%	04/29/29	3,701	3,674	3,449
Park River Holdings Inc.	Building Products		S + 4.50%	03/15/31	3,025	2,980	3,024	(9)
Potters Industries, LLC	Building Products	7.16%	S + 3.00%	12/14/27	13,405	13,493	13,436
Quikrete Holdings, Inc.	Building Products	6.41%	S + 2.25%	03/19/29	27,690	27,760	27,697
Quikrete Holdings, Inc.	Building Products	6.41%	S + 2.25%	04/14/31	4,233	4,235	4,231
Quikrete Holdings, Inc.	Building Products	6.41%	S + 2.25%	02/10/32	2,637	2,608	2,635
Standard Industries, Inc.	Building Products	5.89%	S + 1.75%	09/22/28	25,326	25,395	25,353	(9)
Tecta America Corp.	Building Products	7.16%	S + 3.00%	02/18/32	16,618	16,697	16,667
Vector WP Holdco, Inc.	Building Products	9.28%	S + 5.00%	10/12/28	217	216	204
White Cap Buyer LLC	Building Products	7.42%	S + 3.25%	10/19/29	14,916	14,884	14,913
Cube Industrials Buyer, Inc.	Capital Goods	7.58%	S + 3.25%	10/17/31	19,138	19,186	19,186
AAP Buyer Inc.	Chemicals	6.75%	S + 2.75%	09/09/31	7,146	7,187	7,142
Albaugh, LLC	Chemicals	7.91%	S + 3.75%	04/06/29	2,217	2,213	2,212
Formulations Parent Corporation (dba Chase Corp)	Chemicals	8.33%	S + 4.00%	04/09/32	100,000	98,101	100,250
INEOS Quattro Holdings UK Ltd	Chemicals	8.41%	S + 4.25%	10/07/31	1,899	1,899	1,627	(7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Innophos, Inc.	Chemicals	8.53%	S + 4.25%	03/16/29		$11,868	$11,853	$11,742
Olympus Water US Holding Corporation	Chemicals	7.00%	S + 3.00%	06/20/31		15,571	15,548	15,402
Olympus Water US Holding Corporation	Chemicals		S + 3.00%	07/23/32		2,000	2,000	1,984	(9)
Sparta U.S. HoldCo LLC	Chemicals	7.28%	S + 3.00%	08/02/30		12,083	12,074	11,910	(9)
W.R. Grace & Co.-Conn.	Chemicals	7.00%	S + 3.00%	08/19/32		7,650	7,620	7,663	(9)
AlixPartners, LLP	Commercial Services & Supplies	6.16%	S + 2.00%	08/12/32		31,875	31,950	31,645	(9)
Allied Universal Holdco LLC	Commercial Services & Supplies		S + 3.25%	08/20/32		11,175	11,191	11,211	(9)
Amentum Government Services Holdings LLC	Commercial Services & Supplies	6.41%	S + 2.25%	09/29/31		2,960	2,963	2,956	(7)
BEP Intermediate Holdco LLC (dba Buyers Edge)	Commercial Services & Supplies	6.91%	S + 2.75%	07/25/31		1,506	1,504	1,509
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29		10,238	10,056	10,187	(6) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.01%	S + 5.75%	08/01/29		5,569	5,497	5,402	(6) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.01%	S + 5.75%	08/01/29		4,748	879	773	(6) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29		3,111	3,047	3,095	(6) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29		2,755	816	845	(6) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29		1,544	1,515	1,536	(6) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29		515	504	512	(6) (10)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.75%	S + 4.75%	09/24/31		11,550	11,406	11,406	(6)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies		S + 4.75%	09/24/31		6,600	(82)	(82)	(6) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies		S + 4.75%	09/24/31		3,300	(41)	(41)	(6) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.91%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		145,227	143,886	143,775	(6) (10)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.91%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		90,185	85,382	85,316	(6) (8) (10)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.91%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		24,528	4,066	4,047	(6) (8) (10)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.56%	S + 5.25%	02/07/31		41,375	40,694	41,168	(6) (10)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.56%	S + 5.25%	02/07/31		18,525	1,753	1,821	(6) (8) (10)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31		5,562	(86)	(28)	(6) (8) (10)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.71%	S + 5.50% (Incl. 2.75% PIK)	08/22/31		86,754	84,699	85,670	(6) (10)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.16%	S + 5.00%	08/22/30		10,000	842	875	(6) (8) (10)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.19%	S + 5.00%	08/22/31		4,992	3,020	3,030	(6) (8) (10)
Madison IAQ LLC	Commercial Services & Supplies	6.70%	S + 2.50%	06/21/28		18,680	18,730	18,683
Madison IAQ LLC	Commercial Services & Supplies	7.45%	S + 3.25%	05/06/32		5,486	5,443	5,509
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.40%	S + 6.25% (Incl. 2.75% PIK)	12/05/31		12,542	12,374	12,353	(6) (7) (10)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.22%	SN + 6.25% (Incl. 2.75% PIK)	12/05/31	GBP	5,314	6,679	7,040	(6) (7) (10)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	8.33%	E + 6.25% (Incl. 2.75% PIK)	12/05/31	EUR	4,747	4,958	5,490	(6) (7) (10)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.57%	S + 6.25%	12/05/31	GBP	1,337	1,781	1,771	(6) (7) (10)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies		SN + 6.25% (Incl. 2.75% PIK)	12/05/31	GBP	1,084	103	(22)	(6) (7) (8) (10)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.75%	S + 4.75%	12/15/31		107,928	106,964	106,849	(6) (10)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.96%	S + 4.75%	12/15/31		34,537	1,908	1,727	(6) (8) (10)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.64%	S + 4.75%	12/15/31		14,678	2,805	2,789	(6) (8) (10)
Thevelia (US), LLC	Commercial Services & Supplies	7.00%	S + 3.00%	06/18/29		3,492	3,509	3,480	(7)
USA DeBusk, LLC	Commercial Services & Supplies	9.45%	S + 5.25%	04/30/31		80,583	79,559	80,181	(6) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
USA DeBusk, LLC	Commercial Services & Supplies	9.40%	S + 5.25%	04/30/31		$29,901	$4,614	$4,677	(6) (8) (10)
USA DeBusk, LLC	Commercial Services & Supplies	9.41%	S + 5.25%	04/30/30		11,227	6,417	6,493	(6) (8) (10)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	04/30/30		6,078	(44)	(30)	(6) (8) (10)
Vaco Holdings, LLC	Commercial Services & Supplies	9.15%	S + 5.00%	01/21/29		2,037	2,004	1,747
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.16%	S + 6.00%	05/01/29		93,163	92,675	91,766	(6) (10)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.16%	S + 6.00%	05/01/29		9,904	6,198	6,100	(6) (8) (10)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 6.00%	05/01/29		8,253	(41)	(124)	(6) (8) (10)
Wand NewCo 3, Inc.	Commercial Services & Supplies	6.66%	S + 2.50%	01/30/31		11,164	11,215	11,120
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	9.07%	S + 4.75%	08/05/32		16,535	16,373	16,370	(6)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		5,049	(25)	(25)	(6) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	9.07%	S + 4.75%	08/05/32		4,418	1,219	1,218	(6) (8)
Brown Group Holding, LLC	Construction & Engineering	7.03%	S + 2.75%	07/01/31		14,704	14,738	14,728
Brown Group Holding, LLC	Construction & Engineering	6.66%	S + 2.50%	07/01/31		10,785	10,794	10,790	(9)
Chromalloy Corporation	Construction & Engineering	7.54%	S + 3.25%	03/27/31		18,159	18,031	18,193
DG Investment Intermediate Holdings 2, Inc.	Construction & Engineering	7.91%	S + 3.75%	07/09/32		8,596	8,622	8,606
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.60%	S + 4.50%	10/15/31		38,313	37,969	38,121	(6) (10)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.69%	S + 4.50%	10/15/31		14,190	6,858	6,882	(6) (8) (10)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.70%	S + 4.50%	10/15/31		5,321	1,195	1,215	(6) (8) (10)
KKR Apple Bidco, LLC	Construction & Engineering	6.66%	S + 2.50%	09/23/31		25,942	25,912	25,932
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.45%	S + 4.75%	10/24/30		33,962	33,655	33,792	(6) (7) (10)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.34%	B + 4.75%	10/24/30	AUD	33,598	22,115	22,120	(6) (7) (10)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		S + 4.75%	10/24/30		3,396	(29)	(17)	(6) (7) (8) (10)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.50%	S + 4.50%	08/29/31		28,026	27,902	27,886	(6) (10)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.50%	S + 4.50%	08/29/31		9,148	5,806	5,793	(6) (8) (10)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,070	(17)	(20)	(6) (8) (10)
TRC Companies LLC	Construction & Engineering	7.16%	S + 3.00%	12/08/28		19,252	19,333	19,256	(9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.00%	S + 6.00%	10/04/30		62,187	60,963	60,788	(6) (10)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		7,366	(124)	(166)	(6) (8) (10)
IRB Holding Corp.	Consumer Staples Distribution & Retail	6.66%	S + 2.50%	12/15/27		10,906	10,916	10,907
Berlin Packaging LLC	Containers & Packaging		S + 3.25%	06/07/31		9,200	9,235	9,223	(9)
Charter Next Generation, Inc.	Containers & Packaging	6.93%	S + 2.75%	11/29/30		43,441	43,413	43,559
Clydesdale Acquisition Holdings, Inc.	Containers & Packaging	7.34%	S + 3.18%	04/13/29		14,488	14,485	14,463
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	9.57%	S + 5.25%	11/01/30		74,419	73,436	73,303	(6) (10)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		8,719	(111)	(131)	(6) (8) (10)
Precision Concepts Parent Inc.	Containers & Packaging	8.95%	S + 4.75%	08/02/32		6,492	6,428	6,427	(6)
Precision Concepts Parent Inc.	Containers & Packaging		S + 4.75%	08/02/32		3,216	(16)	(16)	(6) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.95%	S + 4.75%	08/02/32		2,834	2,806	2,805	(6)
Precision Concepts Parent Inc.	Containers & Packaging		S + 4.75%	08/02/32		1,650	(16)	(17)	(6) (8)
Pregis TopCo Corporation	Containers & Packaging	8.16%	S + 4.00%	02/01/29		14,927	14,999	15,020
Proampac PG Borrower LLC	Containers & Packaging	8.26%	S + 4.00%	09/15/28		15,263	15,339	15,297

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
TricorBraun Holdings, Inc.	Containers & Packaging	7.41%	S + 3.25%	03/03/31	$9,081	$9,046	$9,029
Trident TPI Holdings, Inc.	Containers & Packaging	7.75%	S + 3.75%	09/15/28	7,493	7,580	7,350
BCPE Empire Holdings, Inc.	Distributors	7.41%	S + 3.25%	12/11/30	5,158	5,172	5,148
CD&R Hydra Buyer Inc.	Distributors	8.26%	S + 4.00%	03/25/31	13,410	13,510	13,315
DFS Holding Company, Inc.	Distributors	11.00%	S + 7.00%	01/31/29	39,538	38,766	37,561	(10)
DFS Holding Company, Inc.	Distributors	11.16%	S + 7.00%	01/31/29	2,898	2,842	2,753	(10)
Fluid-Flow Products, Inc.	Distributors	7.41%	S + 3.25%	03/31/28	15,694	15,755	15,720
Veritiv Corporation	Distributors	8.00%	S + 4.00%	11/30/30	5,629	5,608	5,565
Windsor Holdings III, LLC	Distributors	6.92%	S + 2.75%	08/01/30	15,550	15,549	15,550
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.00%	S + 6.00%	04/26/29	17,597	17,329	17,157	(6) (10) (14)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.31%	S + 6.00%	04/26/29	8,250	3,081	2,995	(6) (8) (10) (14)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.26%	S + 6.00%	04/26/29	1,650	1,197	1,180	(6) (8) (10) (14)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.02%	S + 5.00%	06/06/31	108,038	107,426	107,498	(6) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	56,751	(271)	(284)	(6) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.00%	S + 5.00%	06/06/31	11,189	142	295	(6) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.00%	S + 5.00%	06/06/31	10,970	458	494	(6) (8) (10)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	9.26%	S + 5.00%	11/01/28	44,433	42,932	44,211	(10)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28	4,310	(135)	(22)	(8) (10)
Curriculum Associates, LLC	Diversified Consumer Services	8.91%	S + 4.75%	05/07/32	257,069	255,548	255,784	(6) (10)
Curriculum Associates, LLC	Diversified Consumer Services		S + 4.75%	05/07/32	168,784	(492)	(844)	(6) (8) (10)
Genuine Financial Holdings, LLC	Diversified Consumer Services	7.41%	S + 3.25%	09/27/30	12,923	12,907	11,866
Groundworks, LLC	Diversified Consumer Services	7.16%	S + 3.00%	03/14/31	8,395	8,335	8,393
Groundworks, LLC	Diversified Consumer Services	7.16%	S + 3.00%	03/14/31	1,561	236	247	(8)
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	7.41%	S + 3.25%	12/15/28	5,944	5,977	5,610
Splash Car Wash, Inc.	Diversified Consumer Services	9.03%	S + 5.00%	03/17/32	24,550	24,388	24,366	(6) (10)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	4,620	(29)	(35)	(6) (8) (10)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	4,125	(28)	(31)	(6) (8) (10)
Spotless Brands, LLC	Diversified Consumer Services		S + 5.75%	07/25/28	51,074	(190)	(894)	(6) (8) (10)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28	31,945	31,949	31,945	(6) (10)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28	4,953	4,953	4,953	(6) (10)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.30%	S + 5.00%	05/01/31	49,043	48,628	48,553	(6) (10)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.21%	S + 5.00%	05/01/31	12,869	7,118	7,054	(6) (8) (10)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	7,538	(58)	(75)	(6) (8) (10)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.51%	S + 6.25%	08/15/30	17,551	17,124	17,463	(6) (10)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.50%	S + 6.25%	08/15/30	7,469	314	331	(6) (8) (10)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30	923	(18)	(5)	(6) (8) (10)
Citadel Securities LP	Diversified Financial Services	6.16%	S + 2.00%	10/31/31	31,868	31,912	31,919	(9)
Edgewater Generation, LLC	Electric Utilities	7.16%	S + 3.00%	08/01/30	8,635	8,671	8,645
Lightning Power LLC	Electric Utilities	6.25%	S + 2.25%	08/18/31	13,819	13,907	13,800
Atkore International, Inc.	Electrical Equipment		S + 2.00%	09/29/32	1,700	1,692	1,692	(9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
LSF12 Crown US Commercial Bidco LLC	Electrical Equipment	7.66%	S + 3.50%	12/02/31	$20,469	$20,574	$20,482	(9)
Nvent Electric Public Limited Company	Electrical Equipment	7.16%	S + 3.00%	01/30/32	12,800	12,839	12,844
Spectris PLC	Electrical Equipment		S + 3.00%	09/24/32	5,100	5,114	5,106	(9)
Trystar, LLC	Electrical Equipment	8.56%	S + 4.25%	08/06/31	24,928	24,710	24,679	(6) (10)
Trystar, LLC	Electrical Equipment	8.29%	S + 4.25%	08/06/31	12,551	2,855	2,797	(6) (8) (10)
Trystar, LLC	Electrical Equipment	8.56%	S + 4.25%	08/06/31	9,971	9,883	9,871	(6) (10)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	6,279	(53)	(63)	(6) (8) (10)
GIP Pilot Acquisition Partners LP	Energy Equipment & Services	6.29%	S + 2.00%	10/04/30	25,453	25,541	25,398
Illuminate Buyer, LLC	Energy Equipment & Services	6.66%	S + 2.50%	12/31/29	22,737	22,817	22,777
WhiteWater DBR HoldCo, LLC	Energy Equipment & Services	6.31%	S + 2.25%	03/03/31	25,548	25,676	25,564
Whitewater Whistler Holdings, LLC	Energy Equipment & Services	5.81%	S + 1.75%	02/15/30	25,494	25,543	25,417	(9)
Arcis Golf LLC	Entertainment	6.91%	S + 2.75%	11/24/28	21,680	21,805	21,694	(9)
Fender Musical Instruments Corporation	Entertainment	8.26%	S + 4.00%	12/01/28	2,763	2,742	2,532
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.00%	S + 5.00%	12/06/29	44,719	44,370	44,495	(6) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.00%	S + 5.00%	12/06/29	6,727	6,667	6,693	(6) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.12%	S + 5.00%	12/06/29	5,975	2,628	2,645	(6) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	5,940	(44)	(30)	(6) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.06%	S + 5.00%	12/06/29	1,950	1,920	1,940	(6) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	1,266	(5)	(6)	(6) (8) (10)
AllSpring Buyer, LLC	Financial Services	7.00%	S + 3.00%	11/01/30	16,999	17,005	17,020	(9)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.81%	S + 4.50%	07/30/32	33,000	32,676	32,670	(6)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32	4,125	(40)	(41)	(6) (8)
Bottomline Technologies, Inc.	Financial Services	8.50%	S + 4.50%	05/14/29	76,988	76,988	76,988	(6) (10)
Celero Commerce LLC	Financial Services	9.31%	S + 5.00%	02/28/31	104,838	104,112	104,052	(6) (10)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	24,962	(85)	(187)	(6) (8) (10)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	8,321	(56)	(62)	(6) (8) (10)
Computer Services, Inc.	Financial Services	9.42%	S + 5.25%	11/15/29	48,737	46,966	48,737	(6) (10)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	11,164	—	—	(6) (8)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	5,074	—	—	(6) (8)
Coretrust Purchasing Group LLC	Financial Services	9.41%	S + 5.25%	10/01/29	36,911	35,850	36,726	(10)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	5,526	(104)	(28)	(8) (10)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	5,526	(93)	(28)	(8) (10)
DRW Holdings, LLC	Financial Services	7.50%	S + 3.50%	06/26/31	19,814	19,833	19,752
Edelman Financial Center, LLC	Financial Services	7.16%	S + 3.00%	04/07/28	21,742	21,798	21,750	(9)
Eisner Advisory Group LLC	Financial Services	8.16%	S + 4.00%	02/28/31	16,586	16,705	16,674	(9)
Focus Financial Partners, LLC	Financial Services	6.91%	S + 2.75%	09/15/31	19,476	19,454	19,478
Franklin Square Holdings, L.P.	Financial Services	6.41%	S + 2.25%	04/25/31	26,811	26,938	26,811	(9)
Fullsteam Operations LLC	Financial Services	9.48%	S + 5.25%	08/08/31	167,606	165,961	165,929	(6)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31	55,869	(273)	(279)	(6) (8)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31	18,623	(182)	(186)	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Jane Street Group, LLC	Financial Services	6.20%	S + 2.00%	12/15/31		$23,947	$23,710	$23,748
Jefferies Finance LLC	Financial Services	6.92%	S + 2.75%	10/21/31		11,530	11,539	11,516
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.66%	S + 5.50%	09/26/30		29,700	29,404	29,403	(6) (7)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%	09/26/30		1,650	(16)	(16)	(6) (7) (8)
NEXUS Buyer LLC	Financial Services	7.66%	S + 3.50%	07/31/31		13,906	13,904	13,866
Priority Holdings, LLC (dba Priority Payment)	Financial Services	7.91%	S + 3.75%	07/30/32		150,000	149,410	150,141	(7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.41%	S + 5.25%	02/24/31		34,563	34,277	34,390	(6) (10)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		5,000	(39)	(25)	(6) (8) (10)
Chobani, LLC	Food Products	6.66%	S + 2.50%	10/25/27		31,977	32,126	32,051
Eagle Family Foods Group LLC	Food Products	9.01%	S + 5.00%	08/12/30		193,904	192,258	191,965	(6) (10)
Eagle Family Foods Group LLC	Food Products		S + 5.00%	08/12/30		22,753	(186)	(228)	(6) (8) (10)
Froneri International Ltd.	Food Products	6.20%	S + 2.00%	09/30/31		806	802	799	(7)
Rubix Foods, LLC	Food Products	8.91%	S + 4.75%	04/30/31		42,628	42,225	42,202	(6) (10)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31		3,300	(31)	(33)	(6) (8) (10)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.75%	S + 4.75%	12/11/30		105,840	104,421	104,782	(6) (10)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		17,538	(229)	(175)	(6) (8) (10)
Kenan Advantage Group, Inc.	Ground Transportation	7.41%	S + 3.25%	01/25/29		17,861	17,897	17,599
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.60%	E + 5.50%	11/28/31	EUR	25,290	27,101	29,023	(6) (10)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		15,754	(150)	(354)	(6) (8) (10)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.59%	E + 5.50%	11/28/31		12,695	9,280	9,108	(6) (8) (10)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.77%	S + 5.50%	11/28/31		9,309	9,139	9,100	(6) (10)
Medline Borrower, LP	Health Care Equipment & Supplies	6.16%	S + 2.00%	10/23/28		26,056	26,144	26,054
Zeus Company LLC	Health Care Equipment & Supplies	10.00%	S + 6.00% (Incl. 3.0% PIK)	02/28/31		69,800	68,939	67,008	(6) (10)
Zeus Company LLC	Health Care Equipment & Supplies	9.50%	S + 5.50%	02/28/31		13,027	6,381	5,981	(6) (8) (10)
Zeus Company LLC	Health Care Equipment & Supplies		S + 6.00% (Incl. 3.0% PIK)	02/28/30		9,788	(109)	(392)	(6) (8) (10)
Advarra Holdings, Inc.	Health Care Providers & Services	8.66%	S + 4.50%	09/15/31		76,254	75,917	75,873	(6) (10)
Advarra Holdings, Inc.	Health Care Providers & Services	8.66%	S + 4.50%	09/15/31		41,475	41,292	41,268	(6) (10)
Advarra Holdings, Inc.	Health Care Providers & Services		S + 4.50%	09/15/31		7,087	(15)	(35)	(6) (8) (10)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.16%	S + 5.00%	08/07/31		61,314	60,706	60,701	(6) (10)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		5,298	(68)	(53)	(6) (8) (10)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		2,358	(51)	(24)	(6) (8) (10)
Electron BidCo, Inc.	Health Care Providers & Services	6.91%	S + 2.75%	11/01/28		10,945	10,990	10,964
Global Medical Response, Inc.	Health Care Providers & Services		S + 3.50%	10/01/32		9,050	9,075	9,050	(9)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.01%	S + 6.75%	06/13/28		8,616	8,459	8,530	(6) (10)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28		979	(16)	(10)	(6) (8) (10)
LifePoint Health, Inc.	Health Care Providers & Services	7.66%	S + 3.50%	05/19/31		3,688	3,688	3,668
Netsmart Technologies, Inc.	Health Care Providers & Services	9.11%	S + 4.95% (Incl. 2.45% PIK)	08/25/31		182,318	180,773	180,495	(6) (10)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 4.95% (Incl. 2.45% PIK)	08/25/31		24,158	(204)	(242)	(6) (8) (10)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 4.95% (Incl. 2.45% PIK)	08/25/31		23,684	(97)	(237)	(6) (8) (10)
Onex TSG Intermediate Corp.	Health Care Providers & Services	8.00%	S + 3.75%	08/06/32		4,850	4,826	4,871

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services	9.06%	S + 4.75%	07/22/32	$229,223	$226,039	$225,785	(6) (10)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 4.75%	07/22/32	96,801	—	(1,452)	(6) (8) (10)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 4.75%	07/22/32	25,253	—	(379)	(6) (8) (10)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 4.75%	07/22/32	23,148	(314)	(347)	(6) (8) (10)
SpecialtyCare, Inc.	Health Care Providers & Services	9.33%	S + 5.00%	12/18/29	138,231	137,922	137,916	(6)
SpecialtyCare, Inc.	Health Care Providers & Services	8.12%	S + 3.75%	12/18/29	9,688	740	739	(6) (8)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 5.00%	12/18/29	4,774	(23)	(24)	(6) (8)
Urology Management Holdings, Inc. (dba Solaris Health)	Health Care Providers & Services	9.66%	S + 5.50%	06/15/27	14,465	14,250	14,392	(10)
Urology Management Holdings, Inc. (dba Solaris Health)	Health Care Providers & Services	9.66%	S + 5.50%	06/15/27	7,322	7,216	7,286	(10)
US Radiology Specialists, Inc.	Health Care Providers & Services	8.75%	S + 4.75%	12/15/27	6,399	6,425	6,416	(9)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		S + 7.00% (Incl. 6.23% PIK)	03/18/27	22,047	21,803	15,267	(6) (10) (13) (14)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.23%	S + 7.00% PIK	03/18/27	2,589	2,667	2,601	(6) (8) (10) (14) (15)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology	8.70%	S + 4.50%	08/02/32	24,584	24,524	24,523	(6)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32	8,333	(10)	(10)	(6) (8)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32	2,916	(7)	(7)	(6) (8)
Athenahealth Group, Inc.	Health Care Technology	6.91%	S + 2.75%	02/15/29	4,950	4,945	4,937
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology	10.20%	S + 6.00%	08/28/30	216,117	211,857	211,795	(6)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology	10.00%	S + 6.00%	08/28/30	8,650	695	692	(6) (8)
Cotiviti, Inc.	Health Care Technology	7.03%	S + 2.75%	05/01/31	23,823	23,714	23,377
eResearch Technology, Inc. (dba Clario)	Health Care Technology	8.91%	S + 4.75%	01/19/32	156,715	155,267	156,715	(6) (10)
eResearch Technology, Inc. (dba Clario)	Health Care Technology	8.91%	S + 4.75%	01/19/32	29,569	3,987	4,140	(6) (8) (10)
eResearch Technology, Inc. (dba Clario)	Health Care Technology	8.91%	S + 4.75%	01/19/32	26,021	25,778	26,021	(6) (10)
eResearch Technology, Inc. (dba Clario)	Health Care Technology		S + 4.75%	10/17/31	14,784	(133)	—	(6) (8) (10)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.41%	S + 4.25%	05/19/32	90,920	90,483	90,465	(6) (10)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	47,852	—	(239)	(6) (8) (10)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	19,141	(91)	(96)	(6) (8) (10)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	10.00%	S + 6.00%	09/30/31	141,047	139,637	139,636	(6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.00%	09/30/31	20,150	(201)	(201)	(6) (8)
Fertitta Entertainment, LLC	Hotels, Restaurants & Leisure		S + 3.25%	01/27/29	3,825	3,825	3,818	(9)
Raising Cane's Restaurants, LLC	Hotels, Restaurants & Leisure	6.16%	S + 2.00%	09/18/31	20,339	20,456	20,398	(9)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	9.29%	S + 5.00%	04/14/31	19,257	19,030	19,016	(6) (10)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	9.32%	S + 5.00%	04/14/31	4,455	787	761	(6) (8) (10)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	2,228	(26)	(28)	(6) (8) (10)
Whatabrands LLC	Hotels, Restaurants & Leisure	6.66%	S + 2.50%	08/03/28	10,268	10,273	10,273	(9)
AI Aqua Merger Sub, Inc.	Household Durables	7.28%	S + 3.00%	07/31/28	4,145	4,148	4,153	(7)
CURiO Brands LLC	Household Products	9.25%	S + 5.25%	04/02/31	21,170	20,972	20,959	(6) (10)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	3,451	(16)	(35)	(6) (8) (10)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	1,725	(16)	(17)	(6) (8) (10)
CPM Holdings, Inc.	Industrial Conglomerates	8.78%	S + 4.50%	09/28/28	6,953	6,805	6,930
Acrisure, LLC	Insurance	7.16%	S + 3.00%	11/06/30	18,541	18,479	18,489

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Acrisure, LLC	Insurance	7.41%	S + 3.25%	06/21/32	$7,400	$7,411	$7,384
Alliant Holdings Intermediate, LLC	Insurance	6.67%	S + 2.50%	09/19/31	21,339	21,341	21,277	(9)
AmWINS Group, Inc.	Insurance	6.25%	S + 2.25%	01/30/32	32,428	32,287	32,406
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.25%	S + 5.25%	07/24/31	50,956	50,511	50,701	(6) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.25%	S + 5.25%	07/24/31	21,550	11,380	11,417	(6) (8) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.25%	S + 5.25%	07/24/30	4,000	1,247	1,260	(6) (8) (10)
Asurion LLC	Insurance	8.51%	S + 4.25%	08/19/28	5,355	5,367	5,371
Asurion LLC	Insurance	7.53%	S + 3.25%	07/31/27	623	626	623
Broadstreet Partners, Inc.	Insurance	6.91%	S + 2.75%	06/13/31	19,268	19,307	19,283
Galway Borrower LLC	Insurance	8.50%	S + 4.50%	09/29/28	44,945	44,608	44,496	(10)
Galway Borrower LLC	Insurance	8.50%	S + 4.50%	09/29/28	4,487	707	681	(8) (10)
Galway Borrower LLC	Insurance	8.49%	S + 4.50%	09/29/28	3,995	814	803	(8) (10)
Galway Borrower LLC	Insurance	8.50%	S + 4.50%	09/29/28	846	840	837	(10)
HUB International Limited	Insurance	6.58%	S + 2.25%	06/20/30	25,596	25,694	25,628
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	12/31/32	142,234	—	—	(6) (8)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	12/31/32	23,972	—	—	(6) (8)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	12/31/32	21,095	—	—	(6) (8)
OneDigital Borrower, LLC	Insurance	7.16%	S + 3.00%	07/02/31	11,619	11,632	11,605
Sedgwick Claims Management Services, Inc.	Insurance	6.66%	S + 2.50%	07/31/31	17,952	18,022	17,924
Truist Insurance Holdings LLC	Insurance	6.75%	S + 2.75%	05/06/31	19,502	19,526	19,472	(9)
USI, Inc.	Insurance	6.25%	S + 2.25%	11/21/29	20,930	20,970	20,902
USI, Inc.	Insurance	6.25%	S + 2.25%	09/29/30	5,200	5,216	5,192
Ark Data Centers, LLC	IT Services	8.75%	S + 4.75%	11/27/30	59,783	58,720	58,438	(6) (10)
Ark Data Centers, LLC	IT Services	9.02%	S + 4.75%	11/27/30	35,167	7,707	7,297	(6) (8) (10)
Ark Data Centers, LLC	IT Services	8.86%	S + 4.75%	11/27/30	10,550	4,038	3,983	(6) (8) (10)
Boost Newco Borrower, LLC	IT Services	6.00%	S + 2.00%	01/31/31	35,751	35,935	35,766
Cloud Software Group, Inc.	IT Services	7.25%	S + 3.25%	03/21/31	11,784	11,831	11,825	(9)
Cloud Software Group, Inc.	IT Services	7.25%	S + 3.25%	08/13/32	9,900	9,928	9,928
CNT Holdings I Corp.	IT Services	6.56%	S + 2.25%	11/08/32	15,883	15,942	15,869
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.41%	S + 5.25%	10/02/29	33,049	32,566	32,884	(6) (10)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.41%	S + 5.25%	10/02/29	11,674	11,522	11,616	(6) (10)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	8,700	(59)	(43)	(6) (8) (10)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	6,960	(94)	(35)	(6) (8) (10)
Ingram Micro, Inc.	IT Services	6.25%	S + 2.25%	09/22/31	10,378	10,418	10,404	(7)
Kaseya Inc.	IT Services	7.41%	S + 3.25%	03/20/32	20,340	20,350	20,358	(9)
MH Sub I, LLC	IT Services	8.25%	S + 4.25%	05/03/28	7,099	7,078	6,818
Plano HoldCo Inc.	IT Services	7.50%	S + 3.50%	10/02/31	14,627	14,654	14,261
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.50%	S + 4.50%	06/03/32	53,086	52,841	52,821	(6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	14,459	—	(72)	(6) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	7,668	(35)	(38)	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
US Signal Company, LLC	IT Services	9.77%	S + 5.50%	09/04/29	$29,421	$29,179	$29,127	(6) (10)
US Signal Company, LLC	IT Services	9.93%	S + 5.50%	09/04/29	9,053	4,453	4,436	(6) (8) (10)
US Signal Company, LLC	IT Services	9.84%	S + 5.50%	09/04/29	4,526	2,227	2,218	(6) (8) (10)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.75%	S + 4.75%	01/22/29	15,082	15,043	15,006	(6) (10)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	1,716	(4)	(9)	(6) (8) (10)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.75%	S + 4.75%	01/22/29	1,445	1,428	1,437	(6) (10)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.75%	S + 4.75%	01/22/29	1,182	1,171	1,176	(6) (10)
Alterra Mountain Company	Leisure Products	6.66%	S + 2.50%	08/17/28	12,051	12,096	12,045
Alterra Mountain Company	Leisure Products	6.66%	S + 2.50%	05/31/30	3,750	3,750	3,752
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.91%	S + 6.75%	07/18/28	24,551	24,139	24,306	(6) (10)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.91%	S + 6.75%	07/18/28	3,178	3,120	3,146	(6) (10)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28	1,606	(23)	(16)	(6) (8) (10)
Great Outdoors Group, LLC	Leisure Products		S + 3.25%	01/23/32	3,825	3,825	3,820	(9)
GSM Holdings, Inc.	Leisure Products	9.00%	S + 5.00%	09/30/31	3,523	3,365	3,471
MajorDrive Holdings IV LLC	Leisure Products	8.26%	S + 4.00%	06/01/28	7,400	7,414	7,204
SRAM, LLC	Leisure Products	6.16%	S + 2.00%	02/27/32	14,890	14,946	14,779
WCG Intermediate Corp.	Life Sciences Tools & Services	7.16%	S + 3.00%	02/25/32	12,818	12,805	12,705
Brookfield WEC Holdings Inc.	Machinery	6.53%	S + 2.25%	01/27/31	15,293	15,325	15,297	(9)
Dwyer Instruments, LLC	Machinery	8.75%	S + 4.75%	07/20/29	74,648	74,014	73,715	(10)
Dwyer Instruments, LLC	Machinery	8.75%	S + 4.75%	07/20/29	22,793	22,600	22,508	(10)
Dwyer Instruments, LLC	Machinery	8.75%	S + 4.75%	07/20/29	18,688	1,353	1,273	(8) (10)
Dwyer Instruments, LLC	Machinery	8.75%	S + 4.75%	07/20/29	14,608	14,484	14,425	(10)
Dwyer Instruments, LLC	Machinery	8.75%	S + 4.75%	07/20/29	11,090	10,998	10,951	(10)
Dwyer Instruments, LLC	Machinery		S + 4.75%	07/20/29	7,678	(32)	(96)	(8) (10)
Dwyer Instruments, LLC	Machinery	8.75%	S + 4.75%	07/20/29	4,065	4,031	4,014	(10)
Dwyer Instruments, LLC	Machinery	8.75%	S + 4.75%	07/20/29	1,208	1,197	1,193	(10)
Engineered Machinery Holdings, Inc.	Machinery	7.76%	S + 3.50%	05/19/28	19,157	19,217	19,246
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.00%	S + 5.00%	06/30/32	28,390	28,114	28,106	(6) (10)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	5,215	(25)	(52)	(6) (8) (10)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	4,345	(42)	(43)	(6) (8) (10)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.81%	S + 4.50%	08/20/31	34,721	34,416	34,547	(6) (10)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%	08/20/30	5,910	(48)	(30)	(6) (8) (10)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.91%	S + 4.75%	12/02/31	163,711	162,220	162,074	(6) (10)
Paris US Holdco, Inc. (dba Precinmac)	Machinery		S + 4.75%	12/02/31	42,460	(188)	(425)	(6) (8) (10)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.91%	S + 4.75%	12/02/31	21,230	874	849	(6) (8) (10)
Pro Mach Group, Inc.	Machinery	6.91%	S + 2.75%	08/31/28	12,792	12,858	12,808	(9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.75%	S + 4.75%	12/26/31	163,825	162,321	162,187	(6) (10)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.94%	S + 4.75%	12/26/31	42,165	10,221	10,038	(6) (8) (10)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.80%	S + 4.75%	12/26/31	21,109	8,338	8,317	(6) (8) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.50%	S + 4.50%	07/01/31	31,657	31,246	31,340	(6) (7) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.27%	S + 4.50%	07/01/30		$8,468	$1,669	$1,686	(6) (7) (8) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.50%	S + 4.50%	07/01/31		8,460	1,620	1,601	(6) (7) (8) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	6.50%	S + 4.50%	07/01/31	EUR	7,851	8,323	9,102	(6) (7) (10)
SPX Flow, Inc.	Machinery	6.91%	S + 2.75%	04/05/29		19,212	19,248	19,284
TK Elevator Midco GmbH	Machinery		S + 3.00%	04/30/30		3,000	3,015	3,007	(9)
ABG Intermediate Holdings 2 LLC	Media	6.41%	S + 2.25%	12/21/28		17,964	18,067	17,916
Fleet Midco I Limited	Media	6.54%	S + 2.50%	02/21/31		2,981	2,988	2,981	(7)
Recorded Books Inc. (dba RBMedia)	Media	9.95%	S + 5.75%	09/03/30		76,218	74,533	75,455	(6) (10)
Recorded Books Inc. (dba RBMedia)	Media	9.86%	S + 5.75%	08/31/28		15,027	8,807	8,936	(6) (8) (10)
Recorded Books Inc. (dba RBMedia)	Media	10.06%	S + 5.75%	09/03/30		8,945	8,800	8,855	(6) (10)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	09/03/30		6,999	(137)	(70)	(6) (8) (10)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	09/03/30		2,916	(57)	(29)	(6) (8) (10)
Arsenal AIC Parent LLC	Metals & Mining	6.91%	S + 2.75%	08/19/30		8,571	8,631	8,558
Crosby US Acquisition Corp.	Metals & Mining	7.66%	S + 3.50%	08/16/29		11,977	12,055	12,017	(9)
AL GCX Fund VIII Holdings LLC	Oil, Gas & Consumable Fuels	6.22%	S + 2.00%	01/30/32		26,000	26,013	25,919
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels	6.22%	S + 2.00%	05/17/29		25,988	26,075	25,923
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels	6.53%	S + 2.25%	12/09/30		32,008	32,134	31,975
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	5.91%	S + 1.75%	11/22/30		25,595	25,567	25,605
BX Frontier Member I LLC	Oil, Gas & Consumable Fuels	12.11%	P + 4.86%	12/31/60		62,977	33,283	33,283	(6) (7) (8)
CQP Holdco LP	Oil, Gas & Consumable Fuels	6.00%	S + 2.00%	12/31/30		34,833	34,914	34,828
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	9.25%	S + 5.25%	06/30/31		4,329	4,266	4,264	(6) (7) (10)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		S + 5.25%	06/30/31		941	(7)	(14)	(6) (7) (8) (10)
Kohler Energy Co LLC	Oil, Gas & Consumable Fuels	7.75%	S + 3.75%	05/01/31		16,628	16,637	16,644	(9)
Meade Pipeline Co LLC	Oil, Gas & Consumable Fuels	6.00%	S + 2.00%	09/22/32		12,375	12,376	12,360	(9)
Oryx Midstream Services Permian Basin, LLC	Oil, Gas & Consumable Fuels	6.42%	S + 2.25%	10/05/28		25,591	25,680	25,576
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	7.66%	S + 3.50%	05/10/30		2,326	2,327	2,324
Prairie ECI Acquiror LP	Oil, Gas & Consumable Fuels	7.91%	S + 3.75%	08/01/29		3,823	3,821	3,841
Third Coast Infrastructure LLC	Oil, Gas & Consumable Fuels	7.91%	S + 3.75%	09/25/30		14,803	14,792	14,840
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	6.81%	S + 2.50%	02/16/28		21,803	21,935	21,817
Whitewater Matterhorn Holdings LLC	Oil, Gas & Consumable Fuels	6.31%	S + 2.25%	06/16/32		25,650	25,770	25,622
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	9.56%	S + 5.25%	09/30/30		23,886	23,345	23,528	(6) (10)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	7.28%	E + 5.25%	09/30/30	EUR	14,861	15,314	17,186	(6) (10)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals		S + 5.25%	10/01/29		4,892	(99)	(73)	(6) (8) (10)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	9.56%	S + 5.25%	09/30/30		3,654	3,565	3,600	(6) (10)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals		S + 5.25%	09/30/30		3,058	(14)	(46)	(6) (8) (10)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	9.48%	S + 5.25%	09/30/30		3,058	2,793	2,775	(6) (8) (10)
Covetrus, Inc.	Pharmaceuticals	9.00%	S + 5.00%	10/13/29		2,531	2,534	2,253
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals	9.14%	S + 5.00%	12/18/31		68,464	67,366	66,924	(6) (10)
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals		S + 5.00%	12/18/31		9,980	(155)	(225)	(6) (8) (10)
Amspec Parent, LLC	Professional Services	7.50%	S + 3.50%	12/22/31		59,218	58,985	59,404
Amspec Parent, LLC	Professional Services	7.50%	S + 3.50%	12/22/31		9,124	3,615	3,673	(8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Ankura Consulting Group, LLC	Professional Services	7.66%	S + 3.50%	12/29/31	$23,112	$23,139	$22,932	(9)
Berkeley Research Group LLC	Professional Services	7.25%	S + 3.25%	05/01/32	14,400	14,385	14,414
Engage2Excel, Inc.	Professional Services	10.37%	S + 6.50%	07/01/29	19,939	19,701	19,540	(6) (10)
Engage2Excel, Inc.	Professional Services	10.37%	S + 6.50%	07/01/29	1,650	806	792	(6) (8) (10)
Grant Thornton Advisors LLC	Professional Services	7.16%	S + 3.00%	06/02/31	9,000	9,034	8,979
iCIMS, Inc.	Professional Services	10.07%	S + 5.75%	08/18/28	34,646	34,315	33,087	(10)
iCIMS, Inc.	Professional Services	10.57%	S + 6.25%	08/18/28	6,000	5,936	5,805	(10)
iCIMS, Inc.	Professional Services	10.07%	S + 5.75%	08/18/28	3,067	829	721	(8) (10)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.66%	S + 4.50%	08/18/32	59,271	58,903	58,899	(6)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	31,856	(157)	(159)	(6) (8)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	12,725	(115)	(117)	(6) (8)
Westwood Professional Services Inc.	Professional Services	8.50%	S + 4.50%	09/19/31	80,776	80,058	79,968	(6) (10)
Westwood Professional Services Inc.	Professional Services	8.50%	S + 4.50%	09/19/31	23,596	7,853	7,744	(6) (8) (10)
Westwood Professional Services Inc.	Professional Services		S + 4.50%	09/19/31	12,239	(105)	(122)	(6) (8) (10)
Accommodations Plus Technologies LLC	Software	8.70%	S + 4.50%	05/28/32	26,745	26,488	26,478	(6) (10)
Accommodations Plus Technologies LLC	Software		S + 4.50%	05/28/32	4,125	(39)	(41)	(6) (8) (10)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.66%	S + 4.50%	08/29/31	11,830	11,726	11,712	(6) (10)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	2,366	(10)	(24)	(6) (8) (10)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	1,479	(13)	(15)	(6) (8) (10)
Aptean, Inc.	Software	8.78%	S + 4.75%	01/30/31	122,630	121,845	122,017	(6) (10)
Aptean, Inc.	Software		S + 4.75%	01/30/31	12,469	(51)	(62)	(6) (8) (10)
Aptean, Inc.	Software	9.77%	S + 4.75%	01/30/31	8,357	758	770	(6) (8) (10)
Arches Buyer Inc.	Software		S + 3.25%	12/06/27	5,984	5,984	5,987	(9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.00%	S + 5.00%	07/01/30	8,671	8,509	8,627	(6) (10)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.00%	S + 5.00%	07/01/30	568	563	566	(6) (10)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.00%	S + 5.00%	07/01/30	550	539	547	(6) (10)
Artifact Bidco, Inc. (dba Avetta)	Software	8.25%	S + 4.25%	07/28/31	28,177	27,932	28,036	(6) (10)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/28/31	6,897	(29)	(34)	(6) (8) (10)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/26/30	3,350	(27)	(17)	(6) (8) (10)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/26/30	1,576	(13)	(8)	(6) (8) (10)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.50%	S + 4.50%	07/14/31	35,400	35,093	35,046	(6) (7) (10)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.50%	07/14/31	16,857	(70)	(169)	(6) (7) (8) (10)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.50%	07/14/31	6,743	(56)	(67)	(6) (7) (8) (10)
Clover Holdings 2 LLC	Software	7.94%	S + 3.75%	12/09/31	19,280	19,278	19,274
ConnectWise, LLC	Software	7.76%	S + 3.50%	09/29/28	20,355	20,409	20,376	(9)
Convenient Payments Acquisition, Inc.	Software	10.16%	S + 6.00%	12/31/26	13,462	13,378	13,361	(6) (10)
Convenient Payments Acquisition, Inc.	Software	10.16%	S + 6.00%	12/31/26	1,980	1,654	1,652	(6) (8) (10)
Convenient Payments Acquisition, Inc.	Software	10.17%	S + 6.00%	12/31/26	990	208	207	(6) (8) (10)
Crewline Buyer, Inc. (dba New Relic)	Software	10.91%	S + 6.75%	11/08/30	61,726	60,485	61,108	(6) (10)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	6,165	(113)	(62)	(6) (8) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Dawn Bidco, LLC (dba Dayforce)	Software		S + 3.00%	10/07/32		$275,000	$—	$—	(8)
Dawn Bidco, LLC (dba Dayforce)	Software		S + 2.75%	08/20/30		25,000	—	—	(8)
Drake Software, LLC	Software	8.41%	S + 4.25%	06/26/31		3,290	3,253	3,285
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.75%	07/30/32		33,589	—	—	(6) (8)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	08/19/32		7,924	—	—	(6) (8)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	07/30/29		2,957	—	—	(6) (8)
First Advantage Holdings, LLC	Software	6.91%	S + 2.75%	10/31/31		514	516	500	(7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.06%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		20,901	20,738	20,901	(6) (10)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.56%	S + 5.25% (Incl. 2.25% PIK)	01/17/31		5,627	5,579	5,599	(6) (10)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		P + 4.25%	01/17/31		2,895	(22)	(14)	(6) (8) (10)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		968	(8)	(22)	(6) (8) (10)
Hyland Software, Inc.	Software	9.16%	S + 5.00%	09/19/30		93,804	92,713	93,804	(6) (10)
Hyland Software, Inc.	Software		S + 5.00%	09/19/29		4,525	(47)	—	(6) (8) (10)
iSolved Inc	Software	6.91%	S + 2.75%	10/15/30		19,084	19,221	19,122
Javelin Buyer, Inc.	Software	7.06%	S + 2.75%	12/05/31		19,088	19,217	19,060	(9)
KPA Parent Holdings, Inc.	Software	8.91%	S + 4.75%	03/12/32		25,988	25,743	25,728	(6) (10)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32		3,713	(17)	(37)	(6) (8) (10)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32		2,599	(24)	(26)	(6) (8) (10)
Kryptona Bidco US, LLC (dba Kyriba)	Software	10.03%	S + 6.00% (Incl. 3.25% PIK)	12/18/31		102,135	100,318	99,837	(6) (7) (10)
Kryptona Bidco US, LLC (dba Kyriba)	Software	8.02%	E + 6.00% (Incl. 3.25% PIK)	12/18/31	EUR	23,636	24,139	27,126	(6) (7) (10)
Kryptona Bidco US, LLC (dba Kyriba)	Software		S + 6.00% (Incl. 3.25% PIK)	12/18/31		10,825	(193)	(244)	(6) (7) (8) (10)
Lobos Parent, Inc. (dba NEOGOV)	Software	8.50%	S + 4.50%	09/27/32		23,966	23,787	23,786	(6)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/27/32		5,810	(22)	(22)	(6) (8)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31		2,905	(22)	(22)	(6) (8)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31		1,307	(10)	(10)	(6) (8)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32		100,161	—	—	(6) (8)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32		26,057	—	—	(6) (8)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32		15,634	—	—	(6) (8)
NAVEX TopCo, Inc.	Software	9.41%	S + 5.25%	11/08/30		45,261	44,542	45,148	(6) (10)
NAVEX TopCo, Inc.	Software		S + 5.25%	11/09/28		4,050	(51)	(10)	(6) (8) (10)
NC Topco, LLC (dba NContracts)	Software	8.66%	S + 4.50%	09/01/31		40,867	40,515	40,458	(6) (10)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31		11,630	(49)	(116)	(6) (8) (10)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31		4,652	(39)	(47)	(6) (8) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.64%	N + 4.50%	05/03/29	NOK	135,598	12,679	13,520	(6) (7) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.82%	S + 4.50%	05/03/29		79,762	23,929	23,530	(6) (7) (8) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.50%	S + 4.50%	05/03/29		54,874	54,693	54,600	(6) (7) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.50%	S + 4.50%	05/03/29		18,171	18,171	18,080	(6) (7) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.56%	S + 4.50%	05/03/29		12,846	12,089	12,068	(6) (7) (8) (10)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.50%	05/03/29		12,180	(38)	(61)	(6) (7) (8) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.47%	SN + 4.50%	05/03/29	GBP	6,187	7,859	8,279	(6) (7) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
North Star Acquisitionco, LLC (dba Everway)	Software	8.50%	S + 4.50%	05/03/29	$1,664	$1,664	$1,656	(6) (7) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.62%	S + 4.50%	05/03/29	1,332	502	496	(6) (7) (8) (10)
Onyx CenterSource, Inc.	Software	9.69%	S + 5.25%	12/14/29	21,835	21,407	21,617	(6) (10)
Onyx CenterSource, Inc.	Software	9.69%	S + 5.25%	12/14/29	1,650	1,509	1,524	(6) (8) (10)
Physician Partners LLC	Software	8.15%	S + 4.00% (Incl. 2.50% PIK)	12/31/29	432	416	188
Physician Partners LLC	Software	9.65%	S + 5.50% (Incl. 4.00% PIK)	12/31/30	271	260	53
Physician Partners LLC	Software	10.00%	S + 6.00%	12/31/29	123	123	100
Project Boost Purchaser, LLC	Software	7.07%	S + 2.75%	07/16/31	23,040	23,123	22,968
Project Maroon, LLC (dba Jeppesen)	Software		S + 4.75%	04/22/32	226,662	—	—	(6) (8)
Project Maroon, LLC (dba Jeppesen)	Software		S + 4.75%	04/22/32	11,333	—	—	(6) (8)
Quartz Acquireco LLC	Software	6.25%	S + 2.25%	06/28/30	21,623	21,616	21,524
Renaissance Holding Corp.	Software	8.16%	S + 4.00%	04/05/30	98,534	98,035	85,088	(6)
Runway Bidco, LLC (dba Redwood Software)	Software	9.00%	S + 5.00%	12/17/31	50,060	49,601	49,684	(6) (10)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	12,500	(56)	(94)	(6) (8) (10)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	6,250	(55)	(47)	(6) (8) (10)
Singlewire Software, LLC	Software	9.00%	S + 5.00%	05/10/29	17,252	16,890	17,079	(6) (10)
Singlewire Software, LLC	Software		S + 5.00%	05/10/29	3,226	(59)	(32)	(6) (8) (10)
UKG Inc.	Software	6.81%	S + 2.50%	02/10/31	19,125	19,159	19,100
Vamos Bidco, Inc. (dba VIP)	Software	8.75%	S + 4.75%	01/30/32	52,331	51,845	51,807	(6) (10)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	21,859	(99)	(219)	(6) (8) (10)
Vamos Bidco, Inc. (dba VIP)	Software	9.84%	S + 4.75%	01/30/32	6,558	2,126	2,120	(6) (8) (10)
World Wide Technology Holding Co. LLC	Software	6.16%	S + 2.00%	03/01/30	31,801	31,983	31,841	(9)
Zelis Payments Buyer, Inc.	Software	7.41%	S + 3.25%	11/26/31	4,541	4,556	4,538
Foundation Building Materials Holding Company, LLC	Specialty Retail	7.82%	S + 3.25%	01/31/28	4,919	4,868	4,921
Harbor Freight Tools USA, Inc.	Specialty Retail	6.41%	S + 2.25%	06/11/31	11,973	11,797	11,748	(9)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	06/02/31	129,542	(303)	(648)	(6) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.00%	S + 5.00%	06/02/31	76,254	75,603	76,254	(6) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.00%	S + 5.00%	06/02/31	41,782	29,219	29,528	(6) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	9,803	(77)	—	(6) (8) (10)
Ahead DB Holdings, LLC	Technology Hardware & Equipment	6.75%	S + 2.75%	02/03/31	14,636	14,552	14,643
Chamberlain Group Inc	Technology Hardware & Equipment	7.16%	S + 3.00%	09/08/32	20,707	20,728	20,716	(9)
McAfee, LLC	Technology Hardware & Equipment	7.22%	S + 3.00%	03/01/29	17,858	17,873	17,027
Virtusa Corporation	Technology Hardware & Equipment	7.41%	S + 3.25%	02/15/29	5,920	5,921	5,838
Victors Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals		S + 4.50%	10/28/32	142,588	—	—	(6) (8)
Victors Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals		S + 4.50%	10/28/32	21,242	—	—	(6) (8)
Victors Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals		S + 4.50%	10/28/32	11,169	—	14	(6) (8)
Champ Acquisition Corporation	Textiles, Apparel & Luxury Goods	8.17%	S + 4.00%	11/25/31	14,315	14,513	14,395	(9)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.41%	S + 6.25%	09/29/27	43,291	42,307	43,074	(6) (10)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.91%	S + 5.75%	10/07/30	65,157	63,882	63,854	(6) (10)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.91%	S + 5.75%	10/07/30	51,607	35,637	35,489	(6) (8) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.50%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	$181,657	$179,544	$168,487	(6) (10)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.25%	S + 5.25%	12/31/29	20,916	5,198	3,922	(6) (8) (10)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.50%	S + 5.50%	12/31/29	12,586	1,345	513	(6) (8) (10)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.00%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	115,337	115,178	113,607	(6) (10)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	6,761	(7)	(101)	(6) (8) (10)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.25%	S + 5.25%	06/23/31	42,590	42,038	42,164	(6) (10)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.34%	S + 5.25%	06/23/31	23,789	23,473	23,551	(6) (10)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	4,780	(57)	(48)	(6) (8) (10)
Deep Blue Operating I LLC	Water Utilities		S + 2.75%	10/01/32	15,300	15,292	15,300	(9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.71%	S + 5.25%	03/31/27	4,408	1,236	1,223	(6) (8) (10)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.71%	S + 5.25%	03/31/27	4,397	4,358	4,353	(6) (10)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.71%	S + 5.25%	03/31/27	4,397	4,358	4,353	(6) (10)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.71%	S + 5.25%	03/31/27	2,748	2,724	2,720	(6) (10)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	551	(5)	(6)	(6) (8) (10)
Diamond Communications LLC	Wireless Telecommunication Services	8.16%	S + 4.00%	05/28/30	25,000	4,883	4,875	(8) (10)
Diamond Communications LLC	Wireless Telecommunication Services	8.16%	S + 4.00%	05/28/30	25,000	19,882	19,875	(8) (10)
Total 1st Lien/Senior Secured Debt						10,185,894	10,149,097
1st Lien/Last-Out Unitranche (12) - 3.5%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.41%	S + 6.25%	12/07/28	46,916	$46,591	$46,681	(6) (10)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.41%	S + 6.25%	12/07/28	28,084	24,771	24,819	(6) (8) (10)
K2 Towers III, LLC	Wireless Telecommunication Services	10.57%	S + 6.55%	12/06/28	68,000	67,307	67,434	(6) (8) (10)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.93%	S + 4.76%	12/22/28	23,753	23,610	23,516	(6)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services		S + 4.76%	12/22/28	19,456	(154)	(195)	(6) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.75%	S + 4.58%	02/01/29	21,998	21,837	21,888	(6) (10)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.75%	S + 4.58%	02/01/29	13,003	5,476	5,500	(6) (8) (10)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.41%	S + 7.00%	08/24/28	46,667	46,249	46,433	(6) (10)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.37%	S + 7.00%	08/24/28	28,333	22,098	22,192	(6) (8) (10)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	7.99%	S + 3.75%	08/31/28	19,000	16,751	16,834	(6) (8) (10)
Total 1st Lien/Last-Out Unitranche						274,536	275,102

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
2nd Lien/Senior Secured Debt - 0.7%
Sazerac Company, Inc.	Beverages	6.70%	S + 2.50%	07/09/32	$17,025	$17,086	$17,120
Colossus Acquireco LLC	Oil, Gas & Consumable Fuels	5.87%	S + 1.75%	07/30/32	22,950	22,873	22,803
Beach Acquisition Bidco LLC	Textiles, Apparel & Luxury Goods		S + 3.25%	09/12/32	15,000	15,124	15,062	(9)
Total 2nd Lien/Senior Secured Debt						55,083	54,985
Total United States						$10,515,513	$10,479,184
Total Debt Investments						$11,583,637	$11,559,497

Investment (1) (2)	Industry (3)	Effective Yield	Initial Acquisition Date(11)	Maturity	Shares(5)	Cost	Fair Value	Footnotes
Equity and Other - 0.7%
Cayman Islands - 0.6%
Structured Finance Obligation – Equity Instruments - 0.6%
Diameter Capital CLO 11, Ltd. - Subordinated Notes	Financial Services	8.80%	08/04/25	07/20/38	$8,770	$8,770	$8,672	(7)
Madison Park Funding LXX, Ltd. - Subordinated Notes	Financial Services	11.18%	07/09/25	09/04/38	20,090	18,633	18,909	(7)
Octagon 78, Ltd. - Subordinated Notes	Financial Services	9.71%	07/09/25	10/20/38	23,344	20,085	20,211	(7)
Total Structured Finance Obligation – Equity						47,488	47,792
Total Cayman Islands						47,488	47,792
United States - 0.1%
Common Stock - 0.1%
VisionSafe Parent, LLC	Aerospace & Defense		04/19/24		660	$660	$672	(6) (10) (16)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services		04/26/24		4,554,000	4,554	3,552	(6) (10) (14) (16)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24		20,103,551	—	—	(10) (14) (16)
Total Common Stock						5,214	4,224
Preferred Stock - 0.0%
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24		9,754,188	$3,101	$—	(10) (14) (16)
Total Preferred Stock						3,101	—
Membership Interest - 0.0%
BX Frontier Member I Holdings LLC	Oil, Gas & Consumable Fuels		09/22/25		3%	$—	$—	(6) (7) (8) (16)
Total Membership Interest						—	—
Total United States						$8,315	$4,224
Total Equity and Other						$55,803	$52,016
Total Investments - 146.1%						$11,639,440	$11,611,513
Investments in Affiliated Money Market Fund - 6.5%
United States - 6.5%
Goldman Sachs Financial Square Government Fund - Institutional Shares					518,157,186	$518,157	$518,157	(17) (18)
Total United States						$518,157	$518,157
Total Investments in Affiliated Money Market Fund						518,157	518,157
Total Investments and Investments in Affiliated Money Market Fund - 152.6%						$12,157,597	$12,129,670

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Assets are pledged as collateral to the Company's credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. See Note 6 “Debt.”
(3)
For Industry subtotal and percentage, see Note 4 “Investments.”
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments represent the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA (“C”), SARON (“SARON”), BBSW (“B”), STIBOR (“STIBOR”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2025, the rate for 6 month S was 3.85%, 3 month S was 3.98%, 1 month S was 4.13%, 6 month E was 2.10%, 3 month E was 2.03%, 3 month SN was 3.97%, 3 month N was 4.00%, 3 month C was 2.45%, 3 month SARON was (0.05)%, 3 month B was 3.58%, 2 month B was 3.55%, 1 month B was 3.54%, 3 month STIBOR was 1.89% and 3 month P was 7.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025.
(5)
Par amount is presented for debt investments, while the number of shares or units or percentage of membership interests owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or "USD”) unless otherwise noted, Euros (“EUR”), Great British Pounds (“GBP”), Australian Dollars (“AUD”), Swiss Franc (“CHF”), Norwegian Kroner (“NOK”), Swedish Krona (“SEK”),or Canadian Dollars (“CAD”).
(6)
Represents co-investments made with in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission (the “SEC”). See Note 3 “Significant Agreements and Related Party Transactions.”
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, the aggregate fair value of these securities is $1,806,905 or 14.6% of the Company’s total assets.
(8)
Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on a loan. The negative fair value, if applicable, is the result of the capitalized discount on a loan. See Note 8 “Commitments and Contingencies.”
(9)
Position or portion thereof unsettled as of September 30, 2025.
(10)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(11)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” As of September 30, 2025, the aggregate fair value of these securities is $203,996 or 2.6% of the Company's net assets. The initial acquisition dates have been included for such securities.
(12)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(13)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(14)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions.”
(15)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.
(16)
Non-income producing security.
(17)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions.”
(18)
The annualized seven-day yield as of September 30, 2025 is 4.03%.

PIK - Payment-In-Kind

ADDITIONAL INFORMATION

Interest Rate Swaps

Counterparty	Hedged Instrument	Company Receives	Company Pays	Frequency	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized appreciation/ (depreciation)
Bank of America	2028 Notes	5.88%	S + 2.37%	Semiannual	04/06/28	$400,000	$775	$—	$775
Bank of America	2030 Notes	6.25%	S + 2.71%	Semiannual	04/06/30	600,000	2,347	—	2,347
Total Interest Rate Swaps						$1,000,000	$3,122	$—	$3,122

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
(9)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 “Commitments and Contingencies.”
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

The Company is conducting an offering of the Company’s Class I common stock, par value $0.001 per share (the “Shares” or “Class I shares”), on a continuous basis (the “Offering”). The offering and sale of common stock is exempt from registration in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Regulation D and Regulation S thereunder, for offers and sales of securities that do not involve a public offering and for offers and sales of securities outside of the United States. The Company is currently only offering the Shares for sale. On April 15, 2025, the SEC granted to the Company and the Investment Adviser exemptive relief permitting the Company to issue and sell multiple classes of shares with varying sales loads and asset-based distribution and/or service fees.

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

Merger with Goldman Sachs Middle Market Lending Corp. II

On July 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Goldman Sachs Middle Market Lending Corp. II (“MMLC II”) and GSAM. The Merger Agreement provided that, on the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), MMLC II would merge with and into the Company, with the Company continuing as the surviving company (the “Merger”). On October 14, 2025, the Company completed the Merger. For further information, see Note 12 “Subsequent Events”.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2025. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Prepayment premiums	$300	$877	$1,339	$912
Accelerated amortization of upfront loan origination fees and unamortized discounts	$3,519	$3,124	$6,575	$5,827

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another Account (as defined in Note 3 “Significant Agreements and Related Party Transactions”) managed by the Investment Adviser.

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

Collateralized loan obligation (“CLO”) equity investments, which are included in Structured Finance Obligation – Equity Instruments in the Consolidated Schedules of Investments, recognize interest income by utilizing an effective interest methodology based upon an effective yield utilizing projected cashflows, as required by ASC 325-40, Beneficial Interest in Securitized Financial Assets.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2025, the Company had certain investments held in two portfolio companies on non-accrual status, which represented 0.2% and 0.2% of the total investments (excluding investments in money market fund, if any) at amortized cost and at fair value. As of December 31, 2024, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of September 30, 2025 and December 31, 2024, the Company held an aggregate cash balance of $126,228 and $120,377. Foreign currency of $7,650 and $9,660 (acquisition cost of $7,523 and $9,896) is included in cash as of September 30, 2025 and December 31, 2024.

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

Derivatives

The Company recognizes its derivatives at fair value. The unrealized appreciation (depreciation) on derivatives is recorded on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) and net of cash collateral received and posted in the Consolidated Statements of Assets and Liabilities when a legal right of setoff exists under an enforceable netting agreement. Any over-collateralized amounts posted or received are included in the Consolidated Statements of Assets and Liabilities as Other assets or Accrued expenses and other liabilities. Notional amounts and fair market values of derivatives are presented separately on the Consolidated Schedules of Investments.

The Company has entered into interest rate swaps to more closely align the interest rates of the Company’s fixed rate liabilities with its investment portfolio, which predominately consists of floating rate loans. The Company designated these interest rate swaps as the hedging instrument in a qualifying fair value hedging relationship for which it applies hedge accounting. Gains and losses on these interest rate swaps are included in interest expense in the Consolidated Statements of Operations, and changes in the fair value of the hedged liabilities attributable to the risk of being hedged (i.e. interest rate risk) are reported as an adjustment to the carrying value of the liabilities in the Consolidated Statements of Assets and Liabilities and included in interest expense in the Consolidated Statements of Operations. See Note 6 “Debt” and Note 7 “Derivatives” for further information about such fair value hedge accounting relationship.

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting for foreign currency forward contracts and, as such, the Company records changes in fair value of its foreign currency forward contracts in the net unrealized appreciation (depreciation) on foreign currency forward contracts in the Consolidated Statements of Operations.

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties in Other general and administrative expenses in the Consolidated Statements of Operations.

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

Segment Reporting

In accordance with ASC 280, Segment Reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in net assets from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as "Total assets" and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2025, Management Fees amounted to $23,893 and $63,451 and the Investment Adviser voluntarily agreed to waive $14,609 and $28,204. As of September 30, 2025, $8,320 remained payable. For the three and nine months ended September 30, 2024, Management Fees amounted to $11,147 and $26,223 and the Investment Adviser voluntarily agreed to waive $2,136 and $4,627.

Incentive Fee

The Incentive Fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.

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

For the three and nine months ended September 30, 2025, Incentive Fees based on income amounted to $20,796 and $56,233, and the Investment Adviser voluntarily agreed to waive $13,400 and $34,400. As of September 30, 2025, $7,397 remained payable. For the three and nine months ended September 30, 2024, Incentive Fees based on income amounted to $11,912 and $27,213, and the Investment Adviser voluntarily agreed to waive $3,745 and $7,182.

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

For the three and nine months ended September 30, 2025, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $0, which were not realized. For the three and nine months ended September 30, 2024, the Company accrued Incentive Fees based on capital gains under GAAP of $(797) and $706, which were not realized.

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

For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $1,939 and $4,888. As of September 30, 2025, $1,677 remained payable. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $899 and $2,115.

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

For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $941 and $2,469. As of September 30, 2025, $941 remained payable. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $437 and $1,018.

Affiliates

As of September 30, 2025 and December 31, 2024, affiliates of the Investment Adviser owned 23.3% and 25.6% of the Shares.

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$444,718	$5,395,672	$(5,322,233)	$—	$—	$518,157	$13,862
ABC Investment Holdco Inc. (dba ABC Plumbing)	24,851	2,040	(794)	—	(1,213)	24,884	1,830
SDB HOLDCO, LLC (dba Specialty Dental Brands)	22,379	1,333	(17)	—	(5,827)	17,868	1,664
Total Non-Controlled Affiliates	$491,948	$5,399,045	$(5,323,044)	$—	$(7,040)	$560,909	$17,356
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$65,977	$6,362,920	$(5,984,179)	$—	$—	$444,718	$17,096
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	25,565	(650)	—	(64)	24,851	1,512
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	26,264	(9)	—	(3,876)	22,379	2,332
Total Non-Controlled Affiliates	$65,977	$6,414,749	$(5,984,838)	$—	$(3,940)	$491,948	$20,940

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2025 and December 31, 2024, there were $1,811 and $1,018, included within Accrued expenses and other liabilities and there were $476 and $0, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the three and nine months ended September 30, 2025 and September 30, 2024, as applicable.

The following table presents a summary of Expense Payments and the related Reimbursement Payments for the nine months ended September 30, 2025 and September 30, 2024:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
For the Nine Months Ended September 30, 2025
January 31, 2025	$1,222	$—	$1,222
February 28, 2025	1,216	—	1,216
March 31, 2025	1,739	—	1,739
April 30, 2025	1,647	—	1,647
May 31, 2025	1,938	—	1,938
June 30, 2025	2,484	—	2,484
July 31, 2025	2,589	—	2,589
August 31, 2025	2,463	—	2,463
September 30, 2025	2,841	—	2,841
Total	$18,139	$—	$18,139
For the Nine Months Ended September 30, 2024
January 31, 2024	$2,759	$—	$2,759
February 29, 2024	3,248	—	3,248
March 31, 2024	898	—	898
April 30, 2024	1,076	—	1,076
May 31, 2024	—	—	—
June 30, 2024	2,077	—	2,077
July 31, 2024	1,149	—	1,149
August 31, 2024	1,110	—	1,110
September 30, 2024	1,197	—	1,197
Total	$13,514	$—	$13,514

For the three and nine months ended September 30, 2025, the Investment Adviser agreed to advance $7,893 and $18,139, which have been included within the Expense support in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Investment Adviser agreed to advance $3,456 and $13,514. As of September 30, 2025, unreimbursed Expense Payments were $42,362.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$11,022,719	$10,995,680	$7,014,260	$7,006,800
1st Lien/Last-Out Unitranche	325,370	327,317	263,347	261,643
2nd Lien/Senior Secured Debt	84,298	84,520	—	—
Structured Finance Obligation – Debt Instruments	151,250	151,980	—	—
Structured Finance Obligation – Equity Instruments	47,488	47,792	—	—
Preferred Stock	3,101	—	3,101	—
Common Stock	5,214	4,224	5,214	5,372
Membership Interest	—	—	—	—
Total investments	$11,639,440	$11,611,513	$7,285,922	$7,273,815

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2025				December 31, 2024
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	15.5%		22.6%		14.2%		21.1%
Financial Services	10.1		14.7		7.2		10.6
Commercial Services & Supplies	7.2		10.5		7.9		11.8
Health Care Providers & Services	6.9		10.1		6.0		8.9
Health Care Technology	6.0		8.7		0.9		1.4
Machinery	5.6		8.1		7.7		11.5
Diversified Consumer Services	5.1		7.4		4.1		6.0
Trading Companies & Distributors	3.9		5.7		5.9		8.7
Professional Services	3.5		5.1		3.8		5.6
Food Products	3.2		4.7		4.4		6.5
Oil, Gas & Consumable Fuels	3.2		4.6		2.2		3.2
IT Services	3.0		4.3		3.5		5.2
Insurance	2.9		4.2		4.2		6.3
Wireless Telecommunication Services	2.7		3.9		3.3		4.9
Chemicals	2.1		3.1		3.2		4.7
Construction & Engineering	2.0		2.9		2.3		3.5
Containers & Packaging	1.7		2.5		1.9		2.9
Building Products	1.5		2.2		2.0		2.9
Health Care Equipment & Supplies	1.4		2.1		1.9		2.8
Distributors	1.2		1.8		1.1		1.6
Specialty Retail	1.0		1.5		1.4		2.1
Air Freight & Logistics	1.0		1.5		—		—
Pharmaceuticals	1.0		1.5		1.5		2.3
Media	1.0		1.4		1.4		2.1
Energy Equipment & Services	0.9		1.2		0.5		0.7
Aerospace & Defense	0.8		1.2		0.9		1.4
Electrical Equipment	0.7		1.0		0.7		1.0
Textiles, Apparel & Luxury Goods	0.6		0.9		0.7		1.0
Leisure Products	0.6		0.9		0.9		1.3
Consumer Staples Distribution & Retail	0.6		0.9		1.0		1.5
Technology Hardware & Equipment	0.5		0.7		0.4		0.6
Hotels, Restaurants & Leisure	0.5		0.7		0.7		1.1
Automobile Components	0.4		0.6		0.7		1.0
Diversified Financial Services	0.3		0.4		0.4		0.5
Entertainment	0.2		0.3		0.2		0.3
Electric Utilities	0.2		0.3		0.2		0.3
Household Products	0.2		0.3		0.1		0.1
Metals & Mining	0.2		0.3		0.2		0.3
Capital Goods	0.2		0.2		0.1		0.1
Ground Transportation	0.2		0.2		0.1		0.2
Beverages	0.1		0.2		—		—
Water Utilities	0.1		0.2		—		—
Life Sciences Tools & Services	—	(1)	0.2		0.1		0.1
Industrial Conglomerates	—	(1)	0.1		—		—
Household Durables	—	(1)	0.2		0.1		0.1
Technology Hardware, Storage & Peripherals	—	(1)	—	(1)	—		—
Telecommunications	—		—		—	(1)	0.1
Total	100.0%		146.1%		100.0%		148.3%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2025	December 31, 2024
United States	90.4%	95.4%
United Kingdom	2.4	2.1
Canada	1.8	2.2
Cayman Islands	1.7	—
Australia	1.5	—
Sweden	0.7	—
France	0.7	—
Switzerland	0.4	0.3
Italy	0.2	—
Luxembourg	0.1	—
India	0.1	—
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$6,741,596	Discounted cash flows	Discount Rate	7.4% — 13.9%	9.0%
	$15,267	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	$303,996	Discounted cash flows	Discount Rate	5.9% — 10.6%	9.2%
2nd Lien/Senior Secured Debt	$25,699	Discounted cash flows	Discount Rate	10.8% — 11.8%	11.4%
Equity
Common Stock	$4,224	Comparable multiples	EV/EBITDA(6)	10.0x - 13.5x	12.9x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$3,711,830	Discounted cash flows	Discount Rate	7.4% — 14.1%	9.7%
1st Lien/Last-Out Unitranche	$261,643	Discounted cash flows	Discount Rate	6.2% — 11.4%	10.5%
Equity
Common Stock	$5,372	Comparable multiples	EV/EBITDA(6)	10.0x — 13.5x	12.9x

(1)
As of September 30, 2025, included within the fair value of Level 3 assets of $8,496,860 is an amount of $1,406,078 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $7,071,291 or 83.3% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$2,859,896	$8,135,784	$10,995,680	$—	$1,875,466	$5,131,334	$7,006,800
1st Lien/Last-Out Unitranche	—	—	327,317	327,317	—	—	261,643	261,643
2nd Lien/Senior Secured Debt	—	54,985	29,535	84,520	—	—	—	—
Structured Finance Obligation – Debt Instruments	—	151,980	—	151,980	—	—	—	—
Structured Finance Obligation – Equity Instruments	—	47,792	—	47,792	—	—	—	—
Preferred Stock	—	—	—	—	—	—	—	—
Common Stock	—	—	4,224	4,224	—	—	5,372	5,372
Membership Interest	—	—	—	—	—	—	—	—
Investments in Affiliated Money Market Fund	518,157	—	—	518,157	444,718	—	—	444,718
Unrealized appreciation on derivatives	—	3,122	—	3,122	—	—	—	—
Total Assets	$518,157	$3,117,775	$8,496,860	$12,132,792	$444,718	$1,875,466	$5,398,349	$7,718,533

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2025
1st Lien/Senior Secured Debt	$5,131,334	$3,645,412	$(2,983)	$3,807	$(600,303)	$17,599	$—	$(59,082)	$8,135,784	$1,058
1st Lien/Last-Out Unitranche	261,643	61,506	—	3,652	—	516	—	—	327,317	3,652
2nd Lien/Senior Secured Debt	—	29,199	—	319	—	17	—	—	29,535	319
Structured Finance Obligation – Debt Instruments	—	—	—	—	—	—	—	—	—	—
Structured Finance Obligation – Equity Instruments	—	—	—	—	—	—	—	—	—	—
Preferred Stock	—	—	—	—	—	—	—	—	—	—
Common Stock	5,372	—	—	(1,148)	—	—	—	—	4,224	(1,148)
Membership Interest	—	—	—	—	—	—	—	—	—	—
Total assets	$5,398,349	$3,736,117	$(2,983)	$6,630	$(600,303)	$18,132	$—	$(59,082)	$8,496,860	$3,881
For the Nine Months Ended September 30, 2024
1st Lien/Senior Secured Debt	$1,418,647	$2,750,055	$(4,149)	$19,515	$(199,617)	$8,104	$518	$—	$3,993,073	$14,251
1st Lien/Last-Out Unitranche	166,684	84,979	—	(110)	—	359	—	—	251,912	(110)
2nd Lien/Senior Secured Debt	20,017	1,936	—	358	—	38	—	—	22,349	358
Preferred Stock	—	3,101	—	(1,736)	—	—	—	—	1,365	(1,736)
Common Stock	—	5,214	—	78	—	—	—	—	5,292	78
Total assets	$1,605,348	$2,845,285	$(4,149)	$18,105	$(199,617)	$8,501	$518	$—	$4,273,991	$12,841

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2025	December 31, 2024
Truist Revolving Credit Facility	3	$1,127,535	$1,161,893
BNPP Revolving Credit Facility	3	$750,000	$700,000
MS Revolving Credit Facility	3	$1,141,567	$715,000
2028 Notes	2	$406,680	$—
2030 Notes	2	$613,740	$—

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 298% and 290%.

The Company’s outstanding debt was as follows:

	September 30, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(2)	$2,420,000	$1,295,560	$1,127,535	$1,255,000	$92,090	$1,161,893
BNPP Revolving Credit Facility(3)	1,100,000	350,000	750,000	900,000	200,000	700,000
MS Revolving Credit Facility(4)	2,000,000	859,048	1,141,567	2,000,000	1,285,000	715,000
2028 Notes	400,000	—	396,249	—	—	—
2030 Notes	600,000	—	594,869	—	—	—
Total debt	$6,520,000	$2,504,608	$4,010,220	$4,155,000	$1,577,090	$2,576,893

(1)
The carrying value is presented net of the unamortized debt issuance costs and includes the cumulative hedging adjustments for those borrowings that are designated in a fair value hedging relationship, as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $3,555,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025, the Company had outstanding borrowings denominated in USD of $580,000, in Euros of EUR 271,500, in CAD of CAD 108,800 in GBP of GBP 62,400, in CHF of CHF 24,200, in AUD of AUD 41,200 and in NOK of NOK 90,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $864,000, in Euros of EUR 153,890, in CAD of CAD 59,500, in GBP of GBP 60,500 and in AUD of AUD 34,500.
(3)
Provides, under certain circumstances, a total borrowing capacity of $1,100,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025, the Company had outstanding borrowings denominated in USD of $750,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $700,000.
(4)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025, the Company had outstanding borrowings denominated in USD of $939,900, in GBP of GBP 16,050 and in AUD of AUD 272,150. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $715,000.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2025 was 6.09% and for the year ended December 31, 2024 was 6.92%. The combined average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2025 was $2,706,353 and for the year ended December 31, 2024 was $1,061,820.

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into a credit facility with Truist Bank (the “Truist Revolving Credit Facility”), as administrative agent, the lenders and issuing banks party thereto. The Company has amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023 and June 16, 2025. The total loans and commitments under the Truist Revolving Credit Facility are $2,420,000, of which $1,840,000 is under a multicurrency sub-facility, $455,000 is under a USD sub-facility and $125,000 is under a term loan tranche as of September 30, 2025. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total loans and commitments under the Truist Revolving Credit Facility up to $3,555,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on June 14, 2030.

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

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum stockholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of September 30, 2025, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $22,421 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of September 30, 2025 and December 31, 2024, outstanding deferred financing costs were $17,055 and $9,967.

The following table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Borrowing interest expense	$10,822	$9,356	$28,118	$24,417
Facility fees	1,538	621	3,353	2,090
Amortization of financing costs	911	555	2,205	1,595
Total	$13,271	$10,532	$33,676	$28,102
Weighted average interest rate	5.19%	6.75%	5.45%	6.97%
Average outstanding balance	$827,606	$551,480	$690,186	$468,106

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

The BNPP Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of September 30, 2025, the Company and SPV Public I were in compliance with these covenants.

Costs of $7,780 were incurred in connection with obtaining and amending the BNPP Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BNPP Revolving Credit Facility using the straight-line method. As of September 30, 2025 and December 31, 2024, outstanding deferred financing costs were $5,083 and $5,038.

The following table presents the summary information of the BNPP Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$6,920	$7,185	$30,421	$12,532
Facility fees	572	59	972	147
Amortization of financing costs	549	235	1,605	559
Total	$8,041	$7,479	$32,998	$13,238
Weighted average interest rate	6.01%	7.15%	6.02%	7.17%
Average outstanding balance	$456,522	$400,000	$675,641	$233,358

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as transferor and servicer, and the lenders party thereto, in an initial principal amount of $1,000,000 (the “Tranche A Advances”). The Company amended the MS Revolving Credit Facility on October 24, 2024 (the “MS Facility First Amendment”). The MS Facility First Amendment, among other things, created a second tranche of commitments in the amount of $1,000,000 (the “Tranche B Advances”). The Company entered into the second amendment of the MS Revolving Credit Facility on June 12, 2025 (the “MS Facility Second Amendment”). The MS Facility Second Amendment, among other things, provided for a one year extension of the revolving period from August 8, 2027 to August 8, 2028, a one year extension of the stated maturity date from August 9, 2029 to August 9, 2030, an amended minimum utilization schedule, revisions to certain eligibility criteria and concentration limitations with respect to PIK assets, and the addition of CHF and Norwegian Krone as eligible currencies. The Company entered into the third amendment of the MS Revolving Credit Facility on July 16, 2025 (the "MS Facility Third Amendment"). The MS Facility Third Amendment provided for an amendment to the calculation of the Yield Rate, such that from and after May 9, 2025, solely with respect to minimum utilization, Yield is calculated based off of only the Applicable Margin (rather than the applicable benchmark plus the Applicable Margin) (each capitalized term, as defined in the MS Revolving Credit Facility).

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

The MS Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of September 30, 2025, the Company and GSCR Mott Street were in compliance with these covenants.

Costs of $17,756 were incurred in connection with obtaining the MS Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the MS Revolving Credit Facility using the straight-line method. As of September 30, 2025 and December 31, 2024, outstanding deferred financing costs were $14,495 and $14,443.

The following table presents the summary information of the MS Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Borrowing interest expense	$15,888	$2,709	$39,199	$2,709
Facility fees	3,585	100	7,786	100
Amortization of financing costs	752	226	2,344	226
Total	$20,225	$3,035	$49,329	$3,035
Weighted average interest rate	6.55%	7.55%	6.56%	7.55%
Average outstanding balance	$962,485	$247,642	$798,402	$247,642

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

In connection with the issuance of the 2028 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to the interest rate swap are settled semi-annually. The Company designated this interest rate swap and the 2028 Notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying value of the 2028 Notes is inclusive of the adjustment for the changes in fair value of these notes attributable to the risk being hedged.

The following table presents the components of the carrying value of the 2028 Notes:

	September 30, 2025	December 31, 2024
Principal amount of debt	$400,000	$—
Unamortized debt issuance costs	(4,519)	—
Cumulative hedging adjustments	768	—
Carrying Value	$396,249	$—

The following table presents the components of interest and other debt expenses related to the 2028 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Borrowing interest expense	$6,320	$—	$9,845	$—
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(775)	—	(775)	—
Hedged items	768	—	768	—
Amortization of debt issuance costs	438	—	705	—
Total	$6,751	$—	$10,543	$—

2030 Notes

On May 6, 2025, the Company closed an offering of $600,000 aggregate principal amount of its 6.250% unsecured notes due 2030 (the "2030 Notes"). The 2030 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as trustee. The 2030 Notes bear interest at a rate of 6.250% per year, payable semi-annually, commencing on November 6, 2025. The 2030 Notes will mature on May 6, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to the interest rate swap are settled semi-annually. The Company designated this interest rate swap and the 2030 Notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying value of the 2030 Notes is inclusive of the adjustment for the changes in fair value of these notes attributable to the risk being hedged.

The following table presents the components of the carrying value of the 2030 Notes:

	September 30, 2025	December 31, 2024
Principal amount of debt	$600,000	$—
Unamortized debt issuance costs	(7,466)	—
Cumulative hedging adjustments	2,335	—
Carrying Value	$594,869	$—

The following table presents the components of interest and other debt expenses related to the 2030 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Borrowing interest expense	$10,029	$—	$15,654	$—
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(2,347)	—	(2,347)	—
Hedged items	2,335	—	2,335	—
Amortization of debt issuance costs	409	—	658	—
Total	$10,426	$—	$16,300	$—

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

In accordance with ASC 860, Transfers and Servicing, the Short-Term Borrowings meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party, which is reported as debt on the Company’s Consolidated Statements of

Assets and Liabilities. The Company’s obligation is secured by the respective investment that is the subject of the relevant Short-Term Borrowing. Interest expense associated with the Short-Term Borrowings is reported on the Company’s Consolidated Statements of Operations within Interest and other debt expense. There were no Short-Term Borrowings outstanding as of September 30, 2025 and December 31, 2024.

7. DERIVATIVES

The Company has entered into interest rate swaps to help mitigate interest rate risk associated with the Company’s liabilities, as well as more closely align the interest rates of the Company’s fixed rate liabilities with its investment portfolio, which predominately consists of floating rate loans.

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs OTC derivatives, including interest rate swaps, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be in good standing and by monitoring the financial stability of those counterparties.

The table below presents the average notional amounts, as an indicator for volume, for interest rate swaps:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2025
Interest rate swaps	$500,000	$200,000

The Company’s net exposure to interest rate swaps that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, was as follows:

	September 30, 2025		December 31, 2024
	Derivative Asset	Derivative Liabilities	Derivative Asset	Derivative Liabilities
Interest rate swaps	$3,122	$—	$—	$—
Cash collateral netting (1)	(420)	—	—	—
Net Amount (2)	$2,702	$—	$—	$—

(1)
Amount excludes excess cash collateral received or paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual offset rights under the agreement. Net amount excludes any over-collateralized amounts.

Hedging

The Company designated its interest rate swaps as the hedging instrument in a qualifying fair value hedging relationship for which it applies hedge accounting.

For the interest rate swaps designated in qualifying fair value hedging relationships, the gains and losses on these interest rate swaps and the changes in the fair value of the hedged liabilities attributable to the risk being hedged (i.e. interest rate risk) are included in Interest and other debt expenses in the Consolidated Statements of Operations.

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2025
Interest rate swaps	$3,122	$3,122
Hedged liabilities	(3,103)	(3,103)

The table below presents the carrying value of unsecured borrowings that are designated in a qualifying fair value hedging relationship and the related cumulative hedging adjustments (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	September 30, 2025		December 31, 2024
	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Hedged liabilities	$991,118	$3,103	$—	$—

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. The Company may commit to issue standby letters of credit in connection with an investment. In the event a letter of credit is funded, the Company would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts would be obligated to reimburse the Company as set forth in the relevant credit agreement. As of September 30, 2025, the Company has committed to fund letters of credit of $23,148 on behalf of the Accounts. As of September 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	September 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
123Dentist Inc.	$21,554	$—
ABC Investment Holdco Inc. (dba ABC Plumbing)	5,478	6,781
Accommodations Plus Technologies LLC	4,125	—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	10,506	10,440
Advarra Holdings, Inc.	7,087	7,087
AGS Health BCP Holdings, Inc. (dba AGS Health)	11,249	—
AGS Health BCP LLC (dba AGS Health)	6,250	—
AI Titan Parent, Inc. (dba Prometheus)	3,845	3,845
Airwavz Solutions, Inc.	3,691	—
Algae BidCo (dba Solabia Group)	18,948	—
Amspec Parent, LLC	5,480	6,667
Aptean, Inc.	20,014	9,567
AQ Sunshine, Inc. (dba Relation Insurance)	12,745	20,472
Ark Data Centers, LLC	33,408	45,717
Arrow Buyer, Inc. (dba Archer Technologies)	—	1,460
Artifact Bidco, Inc. (dba Avetta)	11,823	11,823
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	57,616	—
Aurora Acquireco, Inc. (dba AuditBoard)	23,600	23,600
Bamboo US BidCo LLC (dba Baxter)	8,187	12,522
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	15,086	15,086
BCTO Bluebill Buyer, Inc. (dba Ren)	4,125	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	7,366	7,366
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	7,785	—
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	5,728	6,878
BX Frontier Member I LLC	29,694	—
Celero Commerce LLC	33,282	—
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	78,010	36,250
Circustrix Holdings, LLC (dba SkyZone)	1,606	642
Coding Solutions Acquisition, Inc. (dba CorroHealth)	7,656	9,139
Computer Services, Inc.	16,212	—
Consilio Midco Limited (dba Cyncly)	33,013	—
Convenient Payments Acquisition, Inc.	1,089	—
Coretrust Purchasing Group LLC	11,053	11,053
Creek Parent, Inc. (dba Catalent)	9,980	9,980
Crewline Buyer, Inc. (dba New Relic)	6,165	6,165
CST Holding Company (dba Intoxalock)	4,310	4,310
CURiO Brands LLC	5,176	—
Curriculum Associates, LLC	168,784	—
Dawn Bidco, LLC (dba Dayforce)	298,625	—
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	208,598	—
DFS Holding Company, Inc.	—	5,491
Diamond Communications LLC	25,000	—
Dwyer Instruments, LLC	24,859	26,366
Eagle Family Foods Group LLC	22,753	22,753
Easy Mile Fitness, LLC	—	4,650
Edition Holdings, Inc. (dba Enverus)	44,318	—
Engage2Excel, Inc.	825	495
EnviroSmart, LLC (dba ES Integrated)	9,900	—
eResearch Technology, Inc. (dba Clario)	40,214	—

	Unfunded Commitment Balances (1)
	September 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
Financière N (dba Nemera)	$4,884	$—
Formulations Parent Corporation (dba Chase Corp)	—	9,068
Frontgrade Technologies Holdings Inc.	3,689	3,689
Frontline Road Safety Operations, LLC	24,203	—
Fullsteam Operations LLC	74,491	35,960
Galway Borrower LLC	6,912	8,069
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	11,317	17,738
GovDelivery Holdings, LLC (dba Granicus, Inc.)	3,863	3,863
Groundworks, LLC	1,314	—
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	15,659	15,659
Hamilton Thorne, Inc.	19,055	12,695
HealthEdge Software, Inc.	—	4,580
Highfive Dental Holdco, LLC	979	979
Hyland Software, Inc.	4,525	4,525
iCIMS, Inc.	2,208	2,454
Ideal Components Acquisition, LLC (dba Ideal Tridon)	9,560	—
INK (BC) BIDCO S.R.L. (dba Namirial)	16,112	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	186,424	—
iWave Information Systems, Inc.	2,391	2,391
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	12,907	—
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	941	—
Kene Acquisition, Inc. (dba Entrust)	22,173	22,173
KPA Parent Holdings, Inc.	6,311	—
Kryptona Bidco US, LLC (dba Kyriba)	10,825	10,825
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	10,900	14,000
Lobos Parent, Inc. (dba NEOGOV)	10,022	—
Mandrake Bidco, Inc. (dba Miratech)	5,910	5,910
ML Holdco, LLC (dba MeridianLink)	141,208	—
NAVEX TopCo, Inc.	4,050	4,050
NC Topco, LLC (dba NContracts)	16,282	16,282
NCWS Intermediate, Inc. (dba National Carwash Solutions)	26,639	29,149
Netrisk Group Luxco 4 S.à r.l.	3,785	—
Netsmart Technologies, Inc.	47,843	47,843
Newtek Merchant Solutions, LLC (dba NewtekOne)	1,650	—
North Star Acquisitionco, LLC (dba Everway)	69,557	11,202
Octane Purchaser, Inc. (dba Office Ally)	66,993	—
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	8,719	8,719
OMEGA II AB (dba Fortnox)	4,025	—
Onyx CenterSource, Inc.	110	1,100
Optima S.P.A	51,142	—
Orthrus Limited (dba Ocorian)	1,458	3,031
Pacific Group Bidco Pty Ltd (dba Magentus)	28,442	—
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	145,202	—
Paris US Holdco, Inc. (dba Precinmac)	62,629	63,690
PAS Parent Inc. (dba Pace Analytical)	44,581	—
PDDS Holdco, Inc. (dba Planet DDS)	20,150	—
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	12,878	—
Precision Concepts Parent Inc.	4,866	—
Project Accelerate Parent, LLC (dba ABC Fitness)	5,000	5,000
Project Maroon, LLC (dba Jeppesen)	236,805	—
Prophix Software Inc. (dba Pound Bidco)	5,531	7,756

	Unfunded Commitment Balances (1)
	September 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
PT Intermediate Holdings III, LLC (dba Parts Town)	6,761	7,953
QBS Parent, Inc. (dba Quorum Software)	22,127	3,820
Recorded Books Inc. (dba RBMedia)	15,856	6,278
Rocket Bidco, Inc. (dba Recochem)	15,894	14,807
Rotation Buyer, LLC (dba Rotating Machinery Services)	44,286	58,598
Rubix Foods, LLC	3,300	—
Rubrik, Inc.	—	627
Runner Bidco AB (dba nShift)	14,571	—
Runway Bidco, LLC (dba Redwood Software)	18,750	18,750
Seven Midco (dba Septeo)	10,359	—
SI Swan UK Bidco Limited (dba Sapiens International)	126,646	—
Singlewire Software, LLC	3,226	3,226
Solar Holdings Bidco Limited (dba SLR Consulting)	11,787	19,046
Sonar Acquisitionco, Inc. (dba SimPRO)	3,396	29,434
SpecialtyCare, Inc.	13,687	—
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	13,472	15,976
Splash Car Wash, Inc.	8,745	—
Spotless Brands, LLC	51,074	—
Summit Buyer, LLC (dba Classic Collision)	151,599	35,389
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	13,225	16,326
Superman Holdings, LLC (dba Foundation Software)	7,380	13,262
Supreme Fitness Group NY Holdings, LLC	5,866	—
TEI Intermediate LLC (dba Triumvirate Environmental)	44,207	47,488
Tropical Bidco, LLC (dba Tropical Cheese)	17,538	14,615
Trystar, LLC	15,907	18,837
United Flow Technologies Intermediate Holdco II, LLC	4,780	26,338
US Signal Company, LLC	6,789	13,579
USA DeBusk, LLC	35,830	34,430
Valet Waste Holdings, Inc. (dba Valet Living)	11,909	13,040
Vamos Bidco, Inc. (dba VIP)	26,231	—
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	91	319
VASA Fitness Buyer, Inc.	8,024	1,306
Victors Purchaser, LLC (dba Service Express)	174,509	—
VisionSafe Holdings, Inc.	1,320	1,320
Wellness AcquisitionCo, Inc. (dba SPINS)	1,716	—
Westwood Professional Services Inc.	27,855	30,988
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	8,205	—
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	46,757	—
Zeus Company LLC	16,313	18,270
Total 1st Lien/Senior Secured Debt	$3,873,926	$1,163,027
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$3,125	$7,500
Esperanto BidCo AG (dba BSI Software)	—	26,541
K2 Towers III, LLC	226	4,858
Skyway Towers Intermediate LLC	19,456	7,349
Tarpon Towers II LLC	7,438	10,063
Thor FinanceCo LLC (dba Harmoni Towers)	6,000	17,167
Towerco IV Holdings, LLC	2,071	2,982
Total 1st Lien/Last-Out Unitranche	$38,316	$76,460
2nd Lien/Senior Secured Debt
Algae PikCo (dba Solabia Group)	$3,436	$—
Consilio IntermediateCo Limited (dba Cyncly)	6,603	—
INK (BC) FINCO S.R.L. (dba Namirial)	2,377	—
Total 2nd Lien/Senior Secured Debt	$12,416	$—
Membership Interest
BX Frontier Member I Holdings LLC	$37,023	$—
Total Membership Interest	$37,023	$—
Total	$3,961,681	$1,239,487

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

9. NET ASSETS

The Company has the authority to issue up to 1,000,000,000 Shares, 1,000,000,000 shares of Class D common stock, par value $0.001 per share (“Class D shares”), 1,000,000,000 shares of Class S common stock, par value $0.001 per share (“Class S shares”), and 1,000,000 shares of preferred stock, par value $0.001 per share.

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Nine Months Ended September 30, 2025
January 1, 2025	23,191,555	$584,891
February 1, 2025	15,021,187	378,834
March 1, 2025	12,743,027	320,487
April 1, 2025	19,173,626	481,450
May 1, 2025	9,608,339	240,497
June 1, 2025	9,247,618	231,745
July 1, 2025	13,351,495	334,722
August 1, 2025	14,182,771	355,562
September 1, 2025	11,917,033	298,403
Total	128,436,651	3,226,591
For the Nine Months Ended September 30, 2024
January 1, 2024	13,232,488	$333,459
February 1, 2024	6,122,455	154,286
March 1, 2024	7,852,924	197,815
April 1, 2024	9,027,996	228,589
May 1, 2024	9,154,226	231,693
June 1, 2024	10,422,835	263,698
July 1, 2024	9,092,364	230,128
August 1, 2024	11,342,035	287,067
September 1, 2024	13,089,896	331,043
Total	89,337,219	$2,257,778

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

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Nine Months Ended September 30, 2025
November 7, 2024	January 31, 2025	February 28, 2025	$0.20		633,167
February 26, 2025	February 28, 2025	April 7, 2025	$0.19	(1)	653,785
February 26, 2025	March 31, 2025	April 28, 2025	$0.19		689,129
February 26, 2025	April 30, 2025	May 28, 2025	$0.19		712,313
May 7, 2025	May 30, 2025	July 3, 2025	$0.19		742,338
May 7, 2025	June 30, 2025	July 29, 2025	$0.19		759,594
May 7, 2025	July 31, 2025	August 27, 2025	$0.19		788,330
August 6, 2025	August 29, 2025	October 6, 2025	$0.19		825,802
August 6, 2025	September 30, 2025	October 29, 2025	$0.19		852,469
For the Nine Months Ended September 30, 2024
November 1, 2023	January 31, 2024	February 29, 2024	$0.21		284,014
February 27, 2024	February 29, 2024	March 28, 2024	$0.21		303,114
February 27, 2024	March 28, 2024	April 26, 2024	$0.21		328,736
February 27, 2024	April 30, 2024	May 28, 2024	$0.21		358,447
May 1, 2024	May 31, 2024	June 26, 2024	$0.21		396,199
May 1, 2024	June 28, 2024	July 26, 2024	$0.21		421,156
May 1, 2024	July 31, 2024	August 27, 2024	$0.21		440,968
August 8, 2024	August 30, 2024	October 4, 2024	$0.21		481,425
August 8, 2024	September 30, 2024	October 28, 2024	$0.21		481,001

(1)
Less than $0.01 is considered a return of capital distribution; less than $0.01 is considered capital gain distribution.

Share Repurchase Program

Subject to the discretion of the Company’s Board of Directors, the Company intends to maintain a share repurchase program, pursuant to which it intends to offer to repurchase, in each quarter, up to 5% of the Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Company’s Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Investment Company Act. All Shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table presents the share repurchases completed during the nine months ended September 30, 2025:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3)	Number of Shares Repurchased
For the Nine Months Ended September 30, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66,945	2,667,462
May 22, 2025	June 20, 2025	5.0%	$25.07	140,224	5,594,727
August 25, 2025	September 22, 2025	5.0%	$25.04	92,567	3,697,003
Total				$299,736	11,959,192

For the Nine Months Ended September 30, 2024
February 16, 2024	March 15, 2024	5.0%	$25.32	$394	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	12,989	513,509
August 26, 2024	September 23, 2024	5.0%	$25.29	27,085	1,072,190
Total				$40,468	1,601,250

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

10. EARNINGS PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings per Share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net increase in net assets from operations	$163,306	$86,787	$418,933	$219,906
Weighted average shares outstanding	307,472,519	142,103,773	272,086,089	112,180,896
Basic and diluted earnings (loss) per share	$0.53	$0.61	$1.54	$1.96

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

11. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Per Common Share Data(1):
NAV, beginning of period	$25.22	$25.20
Net investment income	1.74	1.91
Net realized and unrealized gains (losses)(2)	(0.20)	0.07
Net increase in net assets from operations(2)	$1.54	$1.98
Distributions recorded:
From distributable earnings	(1.71)	(1.89)
From return of capital	(0.01)	—
Total increase in net assets	$(0.18)	$0.09
NAV, end of period	$25.04	$25.29
Shares outstanding, end of period	317,407,689	154,147,833
Weighted average shares outstanding	272,086,089	112,180,896
Total return based on NAV(3)	6.30%	8.11%
Supplemental Data/Ratio(4):
Net assets, end of period	$7,946,304	$3,898,853
Ratio of net expenses to average net assets	4.23%	4.18%
Ratio of net expenses before voluntary waivers to average net assets	5.14%	4.60%
Ratio of net expenses (without net incentive fees and interest and other debt expenses) to average net assets	0.83%	0.95%
Ratio of interest and other debt expenses to average net assets	2.80%	2.18%
Ratio of net incentive fees to average net assets	0.60%	1.05%
Ratio of total expenses to average net assets	5.41%	5.07%
Ratio of net investment income to average net assets	8.85%	9.80%
Portfolio turnover	12%	12%

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

Merger with MMLC II

On October 14, 2025, the Company completed its previously announced Merger with MMLC II pursuant to the Merger Agreement, dated as of July 11, 2025. Pursuant to the Merger Agreement, at the effective time, MMLC II merged with and into the Company, with the Company continuing as the surviving company. In accordance with the terms of the Merger Agreement, at the effective time, each share of common stock, $0.001 par value per share, of MMLC II issued and outstanding immediately prior to the effective time, except for shares, if any, owned by MMLC II, the Company, or any of their respective consolidated subsidiaries, was converted into the right to receive an amount in cash equal to $18.41 per share. As a result of the Merger, the Company paid $441,182 to MMLC II’s former common stockholders, prior to any adjustment for shares, if any, held by any person who was entitled to demand (and properly demands) appraisal of their shares of MMLC II Common Stock.

The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues.

Truist Revolving Credit Facility Commitment Increase

On October 14, 2025, in connection with the completion of the Merger, the term loans under the Truist Revolving Credit Facility were increased to $150,000, the commitments under the multicurrency sub-facility were increased to $2,270,000, and the commitments under the USD sub-facility were increased to $580,000. The total loans and commitments under the Truist Revolving Credit Facility following such increases are $3,000,000.

Issuance of 2029 Notes

On October 17, 2025, the Company issued $400.0 million aggregate principal amount of 5.375% Notes due 2029 (the “2029 Notes”). The 2029 Notes bear interest at the rate of 5.375% per annum, payable semi-annually in arrears on January 31 and July 31 of each year, commencing on January 31, 2026, and will mature on January 31, 2029. At the Company's option, the 2029 Notes may be redeemed in whole or in part, at any time or from time to time, prior to their maturity at the applicable redemption price, plus any accrued and unpaid interest thereon to, but excluding, the redemption date.

Fourth Amendment to MS Revolving Credit Facility

On October 24, 2025, GSCR Mott Street entered into the fourth amendment to the MS Revolving Credit Facility (the “MS Facility Fourth Amendment”). The MS Facility Fourth Amendment, among other things, (i) combined the two tranches of commitments and reduced the applicable margin of each respective tranche to a single applicable margin equal to (x) on and after the Fourth Amendment Date (as defined in the MS Facility Fourth Amendment) and during the revolving period, 1.80% per annum and (y) during the amortization period, 2.30% per annum and (ii) extended the period during which GSCR Mott Street may not terminate or permanently reduce the MS Revolving Credit Facility from August 9, 2025 to October 24, 2026.

October and November Subscriptions

On October 1, 2025, the Company received $283,302 of proceeds relating to the issuance of 11,313,991 Shares. Included in the aforementioned proceeds is $40,324 that the Company received from affiliates of the Investment Adviser.

On November 1, 2025, the Company received $261,080 of proceeds relating to the issuance of Shares. Included in the aforementioned proceeds is $55,533 that the Company received from an affiliate of the Investment Adviser.

Distributions

On November 5, 2025, the Board of Directors declared monthly distributions from the Company's taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
November 28, 2025	January 7, 2026
December 31, 2025	January 28, 2026
January 30, 2026	February 27, 2026

Multiple Share Classes

On November 11, 2025, the Company adopted a Multiple Class Plan (the “Multiple Class Plan”) in accordance with Rule 18f-3 under the Investment Company Act and a distribution and servicing plan (the “Distribution and Servicing Plan”) in accordance with Rule 12b-1 under the Investment Company Act. Pursuant to the Multiple Class Plan, the Company may issue multiple classes of its shares of common stock, including Class I shares, Class S shares and Class D shares, each par value $0.001 per share. Pursuant to the Distribution and Servicing Plan, the Company will pay to GS & Co., in its capacity as placement agent to the Company (“Placement Agent”), a monthly stockholder servicing and/or distribution fee equal to (i) 0.85% per annum with respect to Class S shares and (iii) 0.25% per annum with respect to Class D shares, in each case, of the aggregate NAV of the applicable share class as of the beginning of the first calendar day of the applicable month. The stockholder servicing and/or distribution fee is payable monthly in arrears, and the Placement Agent anticipates that all or a portion of the stockholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating and servicing brokers for ongoing services performed by such brokers and that such fees will be waived to the extent a broker is not eligible to receive them for failure to provide such services. There are no stockholder servicing and/or distribution fees with respect to the Class I shares. Other than these ongoing stockholder servicing and/or distribution fees, each class of shares has the same economics and voting rights, and has been registered under the Exchange Act.

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through September 30, 2025, we have originated approximately $14.90 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

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

Dividend income on preferred equity investments, if any, is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments, if any, is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any. CLO equity investments recognize interest income by utilizing an effective interest methodology based upon an effective yield utilizing projected cashflows.

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

Our Investment Adviser pays all costs incurred by it in connection with the performance of its duties under the Investment Management Agreement. Our Investment Adviser pays the compensation and expenses of all its personnel and makes available, without expense to us, the services of such of its partners, officers and employees as may duly be elected as our officers or directors, subject to their individual consent to serve and to any limitations imposed by law. Our Investment Adviser is not required to pay any of our expenses other than those specifically allocated to it, including as set forth below. In particular, but without limiting the generality of the foregoing, our Investment Adviser is not required to pay:

•
organization and offering expenses associated with the private offering of our Class I stock, par value $0.001 per share (the “Shares” or “Class I shares”) and other securities (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating intermediaries, reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of GS & Co., the Company’s transfer agent (the “Transfer Agent”), fees to attend retail seminars sponsored by participating intermediaries, if any, and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors, but excluding the stockholder servicing fee);
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

Our leverage may take the form of revolving or term loans from financial institutions, such as the Truist Revolving Credit Facility (as defined below), the BNPP Revolving Credit Facility (as defined below), and the MS Revolving Credit Facility (as defined below, and together with the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility, collectively, the “Revolving Credit Facilities”), debt securities, such as secured or unsecured bonds, including the 2028 Notes and 2030 Notes (each as defined below), securitization of portions of our investment portfolio, preferred shares and/or reverse repurchase agreements (including short term participations or pledges of our directly originated debt positions). The Revolving Credit Facilities and other leverage techniques described herein allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage.” The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.” in our annual report on Form 10-K for the year ended December 31, 2024.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$11,022.72	$10,995.68	$7,014.26	$7,006.80
First Lien/Last-Out Unitranche	325.37	327.32	263.35	261.65
Second Lien/Senior Secured Debt	84.30	84.52	—	—
Structured Finance Obligation – Debt Instruments	151.25	151.98	—	—
Structured Finance Obligation – Equity Instruments	47.49	47.79	—	—
Preferred Stock	3.10	—	3.10	—
Common Stock	5.21	4.22	5.21	5.37
Membership Interest	—	—	—	—
Total investments	$11,639.44	$11,611.51	$7,285.92	$7,273.82

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.8%	8.9%	9.4%	9.4%
First Lien/Last-Out Unitranche(2)(3)	9.9%	9.8%	11.0%	11.1%
Second Lien/Senior Secured Debt(2)	8.2%	8.2%	—	—
Structured Finance Obligation – Debt Instruments(2)	7.5%	7.4%	—	—
Structured Finance Obligation – Equity Instruments(4)	11.5%	11.4%	—	—
Preferred Stock(5)	—	—	—	—
Common Stock(5)	—	—	—	—
Membership Interest(5)	—	—	—	—
Total Portfolio	8.8%	8.9%	9.5%	9.5%

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
(4)
Computed based on (a) the effective yield, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.
(5)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.

As of September 30, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 8.8% and 8.9%, as compared to 9.5% and 9.5% as of December 31, 2024. The decrease within First Lien/Last-Out Unitranche weighted average yield at amortized cost and fair value was primarily driven by investment activity.

As of September 30, 2025, the Liquid Investments portfolio weighted average yield measured at amortized cost and fair value was 6.8% and 7.0%, compared to 7.5% and 7.5% as of December 31, 2024.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2025		December 31, 2024
Number of portfolio companies in which we have Private Credit Investments	152		96
Number of Liquid Investments	180		174
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average loan-to-value (“LTV”)(3)		40.8%		40.4%
Weighted average leverage (net debt/EBITDA)(4)	5.7	x	5.7	x
Weighted average interest coverage(4)	2.0	x	2.0	x
Median EBITDA(4)	$109.26 million		$98.65 million

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

As of September 30, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 8.7% and 11.8% of total Private Credit Investments at fair value.

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

	As of
	September 30, 2025			December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total		Fair Value	Percentage of Total
	(in millions)			(in millions)
Grade 1	$45.14	0.4%		$—	—%
Grade 2	11,548.25	99.4		7,273.82	100.0
Grade 3	0.34	—	(1)	—	—
Grade 4	17.78	0.2		—	—
Total Investments	$11,611.51	100.0%		$7,273.82	100.0%

(1)
Amount rounds to less than 0.1%.

The increase in investments with a Grade 1 investment performance rating was driven by investments with an aggregate fair value of $45.14 million being upgraded from a Grade 2 investment performance rating due to potential exits. The increase in investments with a Grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $17.78 million being downgraded from a Grade 2 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$11,610.54	99.8%	$7,285.92	100.0%
Non-accrual	28.90	0.2	—	—
Total Investments	$11,639.44	100.0%	$7,285.92	100.0%

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

The following table shows our investment activity by investment type of our Private Credit Investments(1):

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$2,755.58	$2,319.03
First Lien/Last-Out Unitranche	43.21	48.97
Structured Finance Obligation – Debt Instruments	151.25	—
Structured Finance Obligation – Equity Instruments	47.46	—
Membership Interest	37.02	—
Total	$3,034.52	$2,368.00
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$348.21	$149.75
First Lien/Last-Out Unitranche	14.35	—
Total	$362.56	$149.75
Net increase in portfolio	$2,671.96	$2,218.25
Number of new portfolio companies with new investment commitments	27	24
Total new investment commitment amount in new portfolio companies	$2,495.68	$2,217.06
Average new investment commitment amount in new portfolio companies	$92.43	$92.38
Number of existing portfolio companies with new investment commitments	10	6
Total new investment commitment amount in existing portfolio companies	$538.84	$150.94
Weighted average remaining term for new investment commitments (in years)(2)	7.2	6.2
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	8.9%	10.0%
Weighted average yield on new investment commitments(5)	8.9%	10.0%
Weighted average yield on debt and income producing investments sold or repaid(6)	9.7%	10.7%
Weighted average yield on investments sold or repaid(7)	9.7%	10.7%

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

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the three months ended September 30, 2025 and for the three months ended September 30, 2024 was $404.33 million and $201.84 million. As of September 30, 2025 and September 30, 2024, the fair value of Liquid Investments (excluding investments in money market funds, if any) was $2,427.70 million, or 20.9% and $859.93 million, or 16.3% of our portfolio.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Total investment income	$253.77	$131.70	$667.87	$296.85
Net expenses	(73.06)	(38.54)	(195.54)	(82.59)
Net investment income	$180.71	$93.16	$472.33	$214.26
Net realized gain (loss) on investments	(2.35)	0.18	(9.84)	(4.20)
Net unrealized appreciation (depreciation) on investments	(14.31)	(0.85)	(15.82)	11.68
Net realized and unrealized gain (losses) on translations and transactions	(0.74)	(5.70)	(27.74)	(1.83)
Net realized and unrealized gains (losses)	$(17.40)	$(6.37)	$(53.40)	$5.65
Net increase in net assets from operations	$163.31	$86.79	$418.93	$219.91

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Interest income	$243.40	126.05	$639.98	$280.30
Dividend income	5.12	3.25	13.86	11.28
Other income	5.25	2.40	14.03	5.27
Total investment income	$253.77	$131.70	$667.87	$296.85

Investment income for the three and nine months ended September 30, 2025 was primarily driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Interest and other debt expenses	$58.71	$22.88	$142.85	$46.21
Management fees	23.89	11.15	63.45	26.22
Incentive fees based on income	20.80	11.91	56.23	27.21
Incentive fees based on capital gains	—	(0.80)	—	0.71
Professional fees	0.87	0.54	2.18	1.48
Offering costs	0.30	0.31	0.89	1.36
Directors’ fees	0.17	0.17	0.51	0.50
Other general and administrative expenses	4.22	1.72	10.17	4.22
Total expenses	$108.96	$47.88	$276.28	$107.91
Fee waivers	(28.01)	(5.88)	(62.60)	(11.81)
Expense support	(7.89)	(3.46)	(18.14)	(13.51)
Net Expenses	$73.06	$38.54	$195.54	$82.59

In the table above:

•
Interest and other debt expenses increased from $22.88 million and $46.21 million for the three and nine months ended September 30, 2024 to $58.71 million and $142.85 million for the three and nine months ended September 30, 2025. The increase was primarily driven by an increase in the weighted average aggregate borrowings outstanding from $1,179.82 million and $778.13 million for the three and nine months ended September 30, 2024 to $3,246.61 million and $2,706.35 million for the three and nine months ended September 30, 2025.
•
Management Fees increased from $11.15 million and $26.22 million for the three and nine months ended September 30, 2024 to $23.89 million and $63.45 million for the three and nine months ended September 30, 2025. The increase was primarily driven by an increase in net assets. The Investment Adviser waived $2.13 million and $4.63 million for the three and nine months ended September 30, 2024 and $14.61 million and $28.20 million for the three and nine months ended September 30, 2025.
•
Incentive Fees based on income increased from $11.91 million and $27.21 million for the three and nine months ended September 30, 2024 to $20.80 million and $56.23 million for the three and nine months ended September 30, 2025. The increase was primarily driven by the performance of our investment portfolio. The Investment Adviser waived $3.75 million and $7.18 million for the three and nine months ended September 30, 2024 and $13.40 million and $34.40 million for the three and nine months ended September 30, 2025.
•
The Investment Adviser elected to pay $7.89 million and $18.14 million of certain of our expenses on our behalf for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Investment Adviser elected to pay $3.46 million and $13.51 million. For further details, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements included in this report.
•
Other general and administrative expenses increased from $1.72 million and $4.22 million for the three and nine months ended September 30, 2024 to $4.22 million and $10.17 million for the three and nine months ended September 30, 2025. The increase was primarily driven by an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in millions)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	$—	$—	$—	$(4.00)
Red Ventures, LLC	—	(0.01)	—	(0.01)
PCI Gaming Authority	—	(0.02)	—	(0.02)
Advisor Group, Inc.	—	(0.03)	—	(0.03)
Virgin Media Bristol, LLC	—	(0.04)	(0.02)	(0.39)
Foundation Building Materials Holding Company, LLC	—	(0.04)	(0.21)	(0.04)
Peraton Corp.	—	(0.01)	(0.33)	(0.01)
MH Sub I, LLC	—	—	(0.52)	—
Ascend Performance Materials Operations, LLC	—	—	(1.60)	—
Ardonagh Midco 3 PLC	—	0.36	(2.95)	0.36
Other, net	(0.08)	—	(1.82)	(0.03)
Veritiv Corporation	(0.18)	—	(0.18)	—
Autokiniton US Holdings, Inc.	(0.27)	—	(0.39)	—
Pre-Paid Legal Services, Inc.	(0.45)	—	(0.45)	—
Kronos Acquisition Holdings Inc.	(1.37)	(0.03)	(1.37)	(0.03)
Net realized gain (loss)	$(2.35)	$0.18	$(9.84)	$(4.20)

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Unrealized appreciation	$17.96	$12.00	$48.79	$26.99
Unrealized depreciation	(32.27)	(12.85)	(64.61)	(15.31)
Net change in unrealized appreciation (depreciation) on investments	$(14.31)	$(0.85)	$(15.82)	$11.68

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2025
	($ in millions)
Portfolio Company:
Pacific Group Bidco Pty Ltd (dba Magentus)	$2.98	$2.97
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	1.09	(1.43)
Eagle Family Foods Group LLC	1.01	(0.22)
Prestige Bidco Pty Ltd (dba Pickles Auctions)	0.98	0.98
Ortholite, LLC	0.70	0.48
Esperanto BidCo AG (dba BSI Software)	0.01	2.82
Ardonagh Midco 3 PLC	—	3.19
Hamilton Thorne, Inc.	(0.13)	2.89
Solar Holdings Bidco Limited (dba SLR Consulting)	(1.29)	4.43
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	(1.68)	(5.83)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(2.34)	(3.24)
Zeus Company LLC	(2.60)	(2.89)
Renaissance Holding Corp.	(4.16)	(13.20)
First Brands Group, LLC	(4.23)	(4.19)
Other, net(1)	(4.65)	(2.58)
Total	$(14.31)	$(15.82)
(1)
For the three and nine months ended September 30, 2025, Other, net includes gross unrealized appreciation of $11.20 million and $31.03 million and gross unrealized depreciation of $(15.85) million and $(33.61) million.

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

(1)
For the three and nine months ended September 30, 2024, Other, net includes gross unrealized appreciation of $4.39 million and $13.95 million and gross unrealized depreciation of $(4.93) million and $(7.15) million.

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2024 was primarily driven by tightening of credit spreads, the reversal of unrealized depreciation in connection with the aforementioned restructuring of the first lien debt investment in LCG Vardiman Black, LLC (dba Specialty Dental Brands), and the partial repayment from Ardonagh Midco 3 PLC, partially offset by the financial underperformance of NCWS Intermediate, Inc. (dba National Carwash Solutions).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary use of funds is for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 298% and 290%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

The following table summarizes the securities issued and proceeds related to such issuances:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2025
Class I Common Stock
January 1, 2025	23,191,555	$584.89
February 1, 2025	15,021,187	378.83
March 1, 2025	12,743,027	320.49
April 1, 2025	19,173,626	481.45
May 1, 2025	9,608,339	240.50
June 1, 2025	9,247,618	231.75
July 1, 2025	13,351,495	334.72
August 1, 2025	14,182,771	355.56
September 1, 2025	11,917,033	298.40
Total	128,436,651	3,226.59
For the Nine Months Ended September 30, 2024
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
April 1, 2024	9,027,996	228.59
May 1, 2024	9,154,226	231.69
June 1, 2024	10,422,835	263.70
July 1, 2024	9,092,364	230.13
August 1, 2024	11,342,035	287.07
September 1, 2024	13,089,896	331.04
Total	89,337,219	2,257.78

Share Repurchase Program

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase in each quarter up to 5% of our Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The following table presents the share repurchases completed during the nine months ended September 30, 2025:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
For the Nine Months Ended September 30, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462
May 22, 2025	June 20, 2025	5.0%	$25.07	140.22	5,594,727
August 25, 2025	September 22, 2025	5.0%	$25.04	92.57	3,697,003
Total				$299.74	11,959,192

For the Nine Months Ended September 30, 2024
February 16, 2024	March 15, 2024	5.0%	$25.32	$0.39	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	12.99	513,509
August 26, 2024	September 23, 2024	5.0%	$25.29	27.09	1,072,190
Total				$40.47	1,601,250

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

The following table shows our contractual obligations as of September 30, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$1,127.54	$—	$—	$1,127.54	$—
BNPP Revolving Credit Facility(2)	$750.00	$—	$750.00	$—	$—
MS Revolving Credit Facility(3)	$1,141.57	$—	$—	$1,141.57
2028 Notes	$400.00	$—	$400.00	$—	$—
2030 Notes	$600.00	$—	$—	$600.00	$—

(1)
We may borrow amounts in U.S. Dollars (“USD”) or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025, the Company had outstanding borrowings denominated in USD of $580.00 million, in Euros (“EUR”) of EUR 271.50 million, in Canadian Dollars (“CAD”) of CAD 108.80 million, in Great British Pounds (“GBP”) of GBP 62.40 million, in Swiss franc (“CHF”) of CHF 24.20 million, in NOK of NOK 90.00 million and in AUD of AUD 41.20 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025, the Company had outstanding borrowings denominated in USD of $750.00 million.
(3)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025, the Company had outstanding borrowings denominated in USD of $939.90 million, in GBP of GBP16.05 million, and in CHF of CHF 272.15 million.

Truist Revolving Credit Facility

On April 6, 2023, we entered into a revolving credit facility (as amended, the “Truist Revolving Credit Facility”) with Truist Bank, as administrative agent, and the lenders and issuing banks party thereto.

The total loans and commitments under the Truist Revolving Credit Facility are $2,420.00 million, of which $1,840.00 million is under a multicurrency sub-facility, $455.00 million is under a USD sub-facility and $125.00 million is under a term loan tranche. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total loans and commitments under the Truist Revolving Credit Facility up to $3,555.00 million. We have amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023 and June 16, 2025.

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

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street SPV LLC, a wholly-owned subsidiary of the Company (“GSCR Mott Street”), entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. (“MS”), as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as transferor and servicer, and the lenders party thereto, in an initial principal amount of $1,000.00 million (the “Tranche A Advances”). We amended the MS Revolving Credit Facility on October 24, 2024 (the “MS Facility First Amendment”), June 12, 2025 (the “MS Facility Second Amendment”) and on July 16, 2025 (the “MS Facility Third Amendment”).

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

In connection with the issuance of the 2028 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the 2028 Notes in a qualifying fair value hedging relationship.

For further details, see Note 2 "Significant Accounting Policies - Derivatives," Note 6 “Debt—2028 Notes” and Note 7 “Derivatives” to our consolidated financial statements included in this report.

2030 Notes

On May 6, 2025, we closed an offering of $600.00 million aggregate principal amount of 6.250% unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as trustee. The 2030 Notes bear interest at a rate of 6.250% per year, payable semi-annually in arrears on May 6 and November 6 of each year. The 2030 Notes will mature on May 6, 2030 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the 2030 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the 2028 Notes in a qualifying fair value hedging relationship.

For further details, see Note 2 "Significant Accounting Policies - Derivatives," Note 6 “Debt—2030 Notes” and Note 7 “Derivatives” to our consolidated financial statements included in this report.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may commit to issue standby letters of credit in connection with an investment. In the event a letter of credit is funded, we would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse us as defined in the credit agreement. As of September 30, 2025, we have committed to fund letters of credit of $23.15 million on behalf of the Accounts. As of September 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	September 30, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$3,873.92	$1,163.03
First Lien/Last-Out Unitranche	38.32	76.46
Second Lien/Senior Secured Debt	12.42	—
Membership Interest	37.02	—
Total	$3,961.68	$1,239.49

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

RECENT DEVELOPMENTS

Merger with MMLC II

On October 14, 2025, we completed our previously announced Merger with MMLC II pursuant to the Merger Agreement, dated as of July 11, 2025. Pursuant to the Merger Agreement, at the effective time, MMLC II merged with and into us, with us continuing as the surviving company. In accordance with the terms of the Merger Agreement, at the effective time, each share of common stock, $0.001 par value per share, of MMLC II issued and outstanding immediately prior to the effective time, except for shares, if any, owned by MMLC II, us, or any of their respective consolidated subsidiaries, was converted into the right to receive an amount in cash equal to $18.41 per share. As a result of the Merger, we paid $441,182 to MMLC II’s former common stockholders, prior to any adjustment for shares, if any, held by any person who is entitled to demand (and properly demands) appraisal of their shares of MMLC II Common Stock.

The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues.

Issuance of 2029 Notes

On October 17, 2025, we issued $400.0 million aggregate principal amount of 5.375% Notes due 2029 (the “2029 Notes”). The 2029 Notes bear interest at the rate of 5.375% per annum, payable semi-annually in arrears on January 31 and July 31 of each year, commencing on January 31, 2026, and will mature on January 31, 2029. At our option, the 2029 Notes may be redeemed in whole or in part, at any time or from time to time, prior to their maturity at the applicable redemption price, plus any accrued and unpaid interest thereon to, but excluding, the redemption date.

Truist Revolving Credit Facility Commitment Increase

On October 14, 2025, in connection with the completion of the Merger, the term loans under the Truist Revolving Credit Facility were increased to $150.0 million, the commitments under the multicurrency sub-facility were increased to $2,270.0 million, and the commitments under the USD sub-facility were increased to $580.0 million. The total loans and commitments under the Truist Revolving Credit Facility following such increases are $3,000.0 million.

Fourth Amendment to MS Revolving Credit Facility

On October 24, 2025, GSCR Mott Street entered into the fourth amendment to the MS Revolving Credit Facility (the “MS Facility Fourth Amendment”). The MS Facility Fourth Amendment, among other things, (i) combined the two tranches of commitments and reduced the applicable margin of each respective tranche to a single applicable margin equal to (x) on and after the Fourth Amendment Date (as defined in the MS Facility Fourth Amendment) and during the revolving period, 1.80% per annum and (y) during the amortization period, 2.30% per annum and (ii) extended the period during which GSCR Mott Street may not terminate or permanently reduce the MS Revolving Credit Facility from August 9, 2025 to October 24, 2026.

October and November Subscriptions

On October 1, 2025, we received $283.30 million of proceeds, relating to the issuance of 11,313,991 Shares.

On November 1, 2025, we received $261.08 million of proceeds, relating to the issuance of Shares.

Distributions

On November 5, 2025, our Board of Directors declared monthly distributions from our taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
November 28, 2025	January 7, 2026
December 31, 2025	January 28, 2026
January 30, 2026	February 27, 2026

Multiple Share Classes

On November 11, 2025, we adopted a Multiple Class Plan (the “Multiple Class Plan”) in accordance with Rule 18f-3 under the Investment Company Act and a distribution and servicing plan (the “Distribution and Servicing Plan”) in accordance with Rule 12b-1 under the Investment Company Act. Pursuant to the Multiple Class Plan, we may issue multiple classes of our shares of common stock, including Class I shares, Class D shares (“Class D shares”) and Class S shares (“Class S shares”), each par value $0.001 per share. Pursuant to the Distribution and Servicing Plan, we will pay to the Placement Agent a monthly stockholder servicing and/or distribution fee equal to (i) 0.85% per annum with respect to Class S shares and (ii) 0.25% per annum with respect to Class D shares, in each case, of the aggregate NAV of the applicable share class as of the beginning of the first calendar day of the applicable month. The stockholder servicing and/or distribution fee is payable monthly in arrears, and the Placement Agent anticipates that all or a portion of the stockholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating and servicing brokers for certain ongoing services performed by such brokers and that such fees will be waived to the extent a broker is not eligible to receive them for failure to provide such services. There are no stockholder servicing and/or distribution fees with respect to Class I shares. Other than these ongoing stockholder servicing and/or distribution fees, each class of shares has the same economics and voting rights, and has been registered under the Exchange Act. See “Part II. Other Information – Item 5. Other Information” for additional information.

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

As of September 30, 2025 and December 31, 2024 on a fair value basis, 100% and 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility, the BNPP Revolving Credit Facility, the MS Revolving Credit Facility and Short-Term Borrowings each bear interest at a floating rate and our 2028 Notes and 2030 Notes bear interest at a fixed rate. In certain cases, we have entered into interest rate swaps to mitigate the impact of changes in market interest rates on our net asset value.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$297.53	$(94.48)	$203.05
Up 200 basis points	198.35	(62.99)	135.36
Up 100 basis points	99.16	(31.49)	67.67
Up 75 basis points	74.36	(23.61)	50.75
Up 50 basis points	49.58	(15.75)	33.83
Up 25 basis points	24.78	(7.87)	16.91
Down 25 basis points	(24.71)	7.87	(16.84)
Down 50 basis points	(49.42)	15.75	(33.67)
Down 75 basis points	(74.13)	23.61	(50.52)
Down 100 basis points	(98.84)	31.49	(67.35)
Down 200 basis points	(197.53)	62.99	(134.54)
Down 300 basis points	(293.64)	94.48	(199.16)

We have and may in the future hedge against interest rate fluctuations by using standard hedging instruments such as additional interest rate swaps, futures, options and forward contracts, subject to the requirements of the Investment Company Act, applicable CFTC regulations and in a manner consistent with SEC guidance. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The accounting and tax implications of such investments are complicated. In particular, reported earnings from the equity tranche investments of CLOs generally are recorded under GAAP based upon an effective yield calculation. Current taxable earnings on these investments, however, generally will not be determinable until after the end of the fiscal year of each individual CLO that ends within our fiscal year, even though the investments are generating cash flow. In general, the tax treatment of these investments may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield.

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

We may expose ourselves to risks entering into hedging transactions.

Entering into hedging transactions may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may involve counter-party credit risk. To the extent we have non-U.S. investments, particularly non-USD-denominated investments, our hedging costs will increase.

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

Risks Relating to Legal and Regulatory Matters

CFTC rules may have a negative impact on us and our Investment Adviser.

The CFTC and the SEC have issued final rules establishing that most swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act, as amended, and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we have entered and may continue to enter into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

Risks Relating to Our Business and Structure

We may be unable to realize the benefits anticipated by the Merger or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Merger will depend in part on the integration of MMLC II’s investment portfolio with ours and the integration of MMLC II’s business with ours. There can be no assurance that MMLC II’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of MMLC II’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total securities issued and proceeds:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2025
Class I Common Stock
January 1, 2025	23,191,555	$584.89
February 1, 2025	15,021,187	378.83
March 1, 2025	12,743,027	320.49
April 1, 2025	19,173,626	481.45
May 1, 2025	9,608,339	240.50
June 1, 2025	9,247,618	231.75
July 1, 2025	13,351,495	334.72
August 1, 2025	14,182,771	355.56
September 1, 2025	11,917,033	298.40
Total	128,436,651	3,226.59
For the Nine Months Ended September 30, 2024
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
April 1, 2024	9,027,996	228.59
May 1, 2024	9,154,226	231.69
June 1, 2024	10,422,835	263.70
July 1, 2024	9,092,364	230.13
August 1, 2024	11,342,035	287.07
September 1, 2024	13,089,896	331.04
Total	89,337,219	2,257.78

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

The following table sets forth information regarding repurchases of Shares under our share repurchase program during the nine months ended September 30, 2025:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
For the Nine Months Ended September 30, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462
May 22, 2025	June 20, 2025	5.0%	$25.07	140.22	5,594,727
August 25, 2025	September 22, 2025	5.0%	$25.04	92.57	3,697,003
Total				$299.74	11,959,192

For the Nine Months Ended September 30, 2024
February 16, 2024	March 15, 2024	5.0%	$25.32	$0.39	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	12.99	513,509
August 26, 2024	September 23, 2024	5.0%	$25.29	27.09	1,072,190
Total				$40.47	1,601,250

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 11, 2025, the Company adopted a Multiple Class Plan (the “Multiple Class Plan”) in accordance with Rule 18f-3 under the Investment Company Act and a distribution and servicing plan (the “Distribution and Servicing Plan”) in accordance with Rule 12b-1 under the Investment Company Act. Pursuant to the Multiple Class Plan, the Company may issue multiple classes of shares of its common stock, including Class I shares, Class S shares and Class D shares, each par value $0.001 per share. Pursuant to the Distribution and Servicing Plan, the Company will pay to GS & Co., in its capacity as placement agent (“Placement Agent”), a monthly stockholder servicing and/or distribution fee equal to (i) 0.85% per annum with respect to Class S shares and (iii) 0.25% per annum with respect to Class D shares, in each case, of the aggregate NAV of the applicable share class as of the beginning of the first calendar day of the applicable month. The stockholder servicing and/or distribution fee is payable monthly in arrears, and the Placement Agent anticipates that all or a portion of the stockholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating and servicing brokers for certain ongoing services performed by such brokers and that such fees will be waived to the extent a broker is not eligible to receive them for failure to provide such services. There are no stockholder servicing and/or distribution fees with respect to Class I shares. In addition, although neither the Company nor the Placement Agent will charge upfront sales loads with respect to Class I shares, Class S shares or Class D shares, if an investor buys Class I shares, Class S shares or Class D shares through certain third-party financial intermediaries, they may directly charge such investor transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that they limit such charges to a 3.5% cap on NAV for Class I shares, a 3.5% cap on NAV for Class S shares, and a 1.5% cap on NAV for Class D shares.

The Company will cease paying the stockholder servicing and/or distribution fee on Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) the Company’s merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of the Company’s continuous private offering in which, in the aggregate, underwriting compensation from all sources in connection with such offering, including the stockholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from such primary offering.

Further, as required by exemptive relief that allows us to offer multiple classes of shares of common stock, at the end of the month in which the Placement Agent in conjunction with our transfer agent determines that stockholder servicing and/or distribution fees paid by the Company with respect to any single share held in a stockholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share (or a lower limit as determined by the Placement Agent and the applicable selling agent), we will cease paying the stockholder servicing and/or distribution fee on either (i) each such share that would exceed such limit or (ii) all Class S shares and Class D shares in such stockholder’s account. The Company may modify this requirement if permitted by applicable exemptive relief. At the end of such month, the applicable Class S shares or Class D shares in such stockholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such Class S or Class D shares.

Other than these ongoing stockholder servicing and/or distribution fees, each class of shares has the same economics and voting rights, and has been registered under the Exchange Act.

Copies of the Multiple Class Plan and Distribution and Distribution and Servicing Plan are included as Exhibits 10.5 and 10.6, respectively, to this Quarterly Report on Form 10-Q, and the foregoing descriptions thereof do not purport to be complete and are qualified in their entirety by reference to the full text of the Multiple Class Plan and Distribution and Distribution and Servicing Plan and the terms thereof, which are incorporated by reference herein.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

2.1

Agreement and Plan of Merger, dated July 11, 2025, by and among Goldman Sachs Private Credit Corp., Goldman Sachs Middle Market Lending Corp. II and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on July 11, 2025).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56531), filed on May 18, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (File No. 814-01627), filed on May 13, 2025).

10.1*

Third Amendment to Loan and Servicing Agreement, dated as of July 16, 2025, by and among GSCR Mott Street, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as servicer and as transferor, and the lenders party thereto.

10.2*	Notice of Commitment Increase Request, dated as of July 17, 2025, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent.

10.3*	Notice of Commitment Increase Request, dated as of October 14, 2025, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A (File No. 000-56531), filed on November 4, 2025).

10.5*	Distribution and Servicing Plan of the Company, dated as of November 11, 2025.

10.6*	Multiple Class Plan of the Company, dated as of November 11, 2025.

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: November 12, 2025	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 12, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 12, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)