Form 10-K
period 2025-12-31
Goldman Sachs Private Credit Corp.
filed 2026-03-03
CIK 1920145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Class S Shares, par value $0.001 per share

Class D Shares, par value $0.001 per share

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

As of June 30, 2025, there was no public market for the registrant’s common stock. The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 3, 2026, was 382,573,646 and 4,011 of Class I and Class S common stock, respectively. Common shares outstanding exclude March 1, 2026 subscriptions since the issuance price for such shares has not been finalized at this time.

GOLDMAN SACHS PRIVATE CREDIT CORP.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2025

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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Latin America and Asia, the war between Russia and Ukraine and conflict in the Middle East;
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
•
the impact to us and our portfolio companies of rapid technological advances, including artificial intelligence; and
•
the risk that stockholder litigation in connection with the Merger may result in significant costs of defense and liability.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to the “Company,” “we,” “us” and “our” mean Goldman Sachs Private Credit Corp., Goldman Sachs Private Credit Corp., together with its consolidated subsidiaries, or for the periods prior to our conversion from a Delaware limited liability company to a Delaware corporation, Goldman Sachs Private Credit Fund LLC. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc., Silver Capital Holdings LLC (formerly Goldman Sachs Private Middle Market Credit LLC), Goldman Sachs Private Middle Market Credit II LLC, Phillip Street Middle Market Lending Fund LLC and West Bay BDC LLC), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC (as defined below) under the Investment Company Act (as defined below). In addition, we have elected to be treated as a RIC (as defined below), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through December 31, 2025, we have originated approximately $20.00 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

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

We primarily hold directly originated, first lien senior secured, floating rate debt of companies located primarily in the United States and, to a lesser extent, in non-U.S. jurisdictions. We may also invest, to a lesser extent, in broadly syndicated loans, second lien loans, unsecured, subordinated or payment-in-kind (“PIK”) debt, equity and debt tranches of collateralized loan obligations ("CLOs"), including CLOs that hold corporate debt, and equity and equity-like instruments, which are considered Private Credit Investments. We also invest a portion of our portfolio in more Liquid Investments (as defined below), such as broadly syndicated loans and other fixed-income securities, to provide the portfolio with additional liquidity.

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
•
Direct origination with borrowers: The Goldman Sachs Asset Management Private Credit Team believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. The Goldman Sachs Asset Management Private Credit Team’s direct origination platform has been developed over the Goldman Sachs Asset Management Private Credit Team’s nearly 30-year history of private credit investing and includes approximately 250 investment professionals across 15 cities and five continents as of December 31, 2025. The Goldman Sachs Asset Management Private Credit Team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which we invest with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that the Goldman Sachs Asset Management Private Credit Team’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its nearly 30-year history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high quality companies. The Goldman Sachs Asset Management Private Credit Team’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through our approach to fundamental credit analysis driven by intensive investment research.
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
•
Structuring expertise with a focus on risk mitigation: The Goldman Sachs Asset Management Private Credit Team has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 20 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, the Goldman Sachs Asset Management Private Credit Team has experience investing across the capital structure which will enable us to consider different investment structures and expand our opportunity funnel.
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

Investment Portfolio

Our portfolio (excluding our investment in money market funds, if any) consisted of the following:

	As of
	December 31, 2025
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$15,059.14	$15,033.16
First Lien/Last-Out Unitranche	295.59	297.35
Second Lien/Senior Secured Debt	109.67	110.10
Structured Finance Obligation – Debt Instruments	171.83	172.10
Structured Finance Obligation – Equity Instruments	55.04	54.40
Preferred Stock	5.17	2.09
Common Stock	7.66	5.28
Warrants	0.02	0.03
Total investments	$15,704.12	$15,674.51

As of December 31, 2025, our portfolio consisted of 585 Private Credit Investments in 184 portfolio companies and 182 Liquid Investments across 50 different industries. The largest industries in our total portfolio, based on fair value as of December 31, 2025, were Software, Financial Services, Commercial Services & Supplies and Health Care Providers & Services, which represented 18.4%, 9.4%, 8.4% and 6.1%, respectively. The geographic composition of our total portfolio at fair value as of December 31, 2025 was 90.1% invested in portfolio companies organized in the United States, 2.6% invested in portfolio companies organized in the United Kingdom, 2.3% invested in portfolio companies organized in Australia, 1.7% invested in portfolio companies organized in Canada, 1.4% invested in portfolio companies organized in the Cayman Islands, 0.6% invested in portfolio companies organized in France, 0.6% invested in portfolio companies organized in Sweden, 0.3% invested in portfolio companies organized in Switzerland, 0.2% invested in portfolio companies organized in Italy, 0.1% invested in portfolio companies organized in Luxembourg, and 0.1% invested in portfolio companies organized in India.

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2025
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.4%	8.5%
First Lien/Last-Out Unitranche(2)(3)	9.1%	9.1%
Second Lien/Senior Secured Debt(2)	7.7%	7.7%
Structured Finance Obligation – Debt Instruments(2)	7.8%	7.8%
Structured Finance Obligation – Equity Instruments(4)	10.7%	10.9%
Preferred Stock(5)	—	—
Common Stock(5)	—	—
Membership Interest(5)	—	—
Warrants(5)	—	—
Total Portfolio	8.4%	8.5%

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

The weighted average yield of our Liquid Investments as of December 31, 2025 was 6.4% at amortized cost and 6.5% at fair value.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	December 31, 2025
Number of portfolio companies in which we have Private Credit Investments	184
Number of Liquid Investments	182
Percentage of performing debt bearing a floating rate (1)	99.7%
Percentage of performing debt bearing a fixed rate (1) (2)	0.3%
Weighted average loan-to-value (“LTV”)(3)	42.1%
Weighted average leverage (net debt/EBITDA)(4)	6.0	x
Weighted average interest coverage(4)	2.0	x
Median EBITDA(4)	$107.31 million

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

As of December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 6.5% of total Private Credit Investments at fair value.

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

We have elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated as a RIC, and expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2023.

We are offering multiple shares of our common stock, including Class I shares (the “Shares” or “Class I shares”), Class S shares and Class D shares, each par value $0.001 per share, on a continuous basis in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including in reliance on Section 4(a)(2) thereof and Regulation D and Regulation S thereunder.

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

The following table summarizes the total shares issued and proceeds received related to subscriptions:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2025
January 1, 2025	23,191,555	$584.89
February 1, 2025	15,021,187	378.83
March 1, 2025	12,743,027	320.49
April 1, 2025	19,173,626	481.45
May 1, 2025	9,608,339	240.50
June 1, 2025	9,247,618	231.75
July 1, 2025	13,351,495	334.72
August 1, 2025	14,182,771	355.56
September 1, 2025	11,917,033	298.40
October 1, 2025	11,313,991	283.30
November 1, 2025	10,443,213	261.08
December 1, 2025	15,175,920	379.10
Total	165,369,775	4,150.07

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

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 250 investment professionals across 15 cities and five continents as of December 31, 2025. Within the Goldman Sachs Asset Management Private Credit Team, approximately 80+ private credit investment professionals across five offices in the Americas led by David Miller, our Co-Chief Executive Officer, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 22 years coupled with an average tenure at Goldman Sachs of over 13 years as of December 31, 2025.

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

Private Credit Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team (the "Private Credit Investment Committee"). As of the date of this report, the Private Credit Investment Committee consists of the following members: James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, David Miller, Greg Watts and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The Private Credit Investment Committee is responsible for approving all of our investments. The Private Credit Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Private Credit Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the Private Credit Investment Committee are subject to change from time to time without prior notice.

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

The High Yield and Bank Loan team currently is comprised of approximately 38 dedicated professionals across the High Yield, Bank Loans and Opportunistic Credit asset classes. In managing our more liquid credit investments, the High Yield and Bank Loan team will employ the broad resources and expertise of the whole GSAM Global Fixed Income and Liquidity Solutions Team, which in total comprises over 390 professionals located across Bengaluru, Burlington, Hong Kong, London, New York, Salt Lake City, Singapore, The Hague and Tokyo, as of December 31, 2025.

The investment culture of the High Yield and Bank Loan team encourages strong dialogue and debate among research analysts, traders and portfolio managers, resulting in a research-intensive process where each team member feels accountable for the strategy’s performance. The investment decisions of the High Yield and Bank Loan team are supported by the Fixed Income Strategy Group (the “FISG”), which comprises the senior members of the GSAM Global Fixed Income and Liquidity Solutions Team. The FISG provides direction, context and oversight for the team to work within. The FISG will consider global growth, inflation, interest rates amongst other inputs to deliver a macro backdrop for the investment strategy teams. The FISG’s members average over 23 years of experience and more than 13 years at GSAM as of December 31, 2025.

Investments

We hold primarily directly originated, first lien senior secured, floating rate debt of companies located primarily in the United States and, to a lesser extent, in non-U.S. jurisdictions. We also invest, to a lesser extent, in broadly syndicated loans, second lien loans, unsecured, subordinated or PIK debt, equity and debt tranches of collateralized loan obligations (“CLOs”), including CLOs that hold corporate debt, and equity and equity-like instruments, which are considered Private Credit Instruments. We also invest a portion of our portfolio in Liquid Investments, such as broadly syndicated loans and other fixed-income securities, to provide the portfolio with additional liquidity.

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

As of December 31, 2025, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 98.5% secured debt investments (95.9% in first lien debt (including 1.9% in first lien/last-out unitranche loans) and 0.7% in second lien debt), 1.1% in structured finance obligation - debt instruments, 0.4% in structured finance obligation - equity instruments, 0.0% in preferred stock, 0.0% in common stock, 0.0% in membership interest and 0.0% in warrants.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our Shares and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we and such certain other client accounts managed by our Investment Adviser (collectively with us, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the Relief to our Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the Prior Relief. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of us is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of our participation in the co-investment program. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. Any such co-investments are subject to the applicable conditions of the Relief.

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

We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. Mezzanine debt typically has interest-only payments in the early years, payable in cash or in-kind, with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may enter into mezzanine debt that, by its terms, converts into equity (or is issued along with warrants for equity) or additional debt securities or defers payments of interest for the first few years after our investment. Typically, our mezzanine debt investments have maturities of three to ten years.

We also invest in “unitranche” loans, which are loans that combine features of first-lien, second-lien, and mezzanine debt, generally as a first-lien position. In a number of instances, we may find another lender to provide the “first-out” portion of such loan and retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and other amounts due thereunder over the “last-out” portion that we would continue to hold.

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

To address these and other potential conflicts, a selection of which are outlined below, the Investment Adviser has developed allocation policies and procedures that provide that personnel of our Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions for, and allocate investment opportunities among, Accounts, consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases the allocations may reflect numerous other factors as described below. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not, and vice versa.

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

Personnel of our Investment Adviser involved in decision-making for Accounts may make allocation-related decisions in accordance with the Investment Adviser’s allocation policies and procedures for us and for other Accounts by reference to one or more factors, including but not limited to: the date of inception of the Company or applicable Account; the strategy, objectives, guidelines and restrictions (including legal and regulatory restrictions) of potentially in-scope Accounts, as well as those Accounts’ current portfolios and investment horizons; strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the risk profile of the investment; the expected future capacity of the potentially in-scope Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. The Investment Adviser may also consider reputational matters and other factors. The application of these considerations may cause differences in the portfolios and performance of different Accounts that have similar strategies. In addition, in some cases, the Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of our Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us), irrespective of our Investment Adviser’s policies regarding allocation of investments. Additional information about our Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-Based Fees and Side-by-Side Management—Side-by-Side Management of Advisory Accounts; Allocation of Opportunities”) of our Investment Adviser’s Form ADV.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, certain of our investors, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of Goldman Sachs, or by third parties. If we invest in any such opportunities, Goldman Sachs or such third parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to receive compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee (as defined below) or Incentive Fee (as defined below) payable to the Investment Adviser).

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

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser, and certain other affiliated applicants, which superseded the Prior Relief. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s Independent Directors must make certain conclusions in connection with a co-investment transaction, including co-investment transactions in which an affiliate of us is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of our participation in the co-investment program

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

Market Opportunity

We believe the market opportunity for direct origination of private credit is significant and attractive. We expect the following factors to drive demand for private credit:

•
Future Senior Secured Debt Maturities. According to LCD News as of December 31, 2025, approximately $997 billion of leveraged loans in North America and Europe outstanding will mature by 2030, which is expected to drive significant new debt issuance in the coming years. According to Preqin, the global private credit market is forecast to reach $2.3 trillion in assets under management by year-end 2025, which will eclipse the $2.1 trillion market value of the Bloomberg USD HY Corporate Index.
•
Increasing Financial Sponsor Activity, as Indicated by Amount of Private Equity Capital Raised and “Dry Powder” Available for Investment. Private equity fundraising has increased considerably since the most recent low in 2010 and, as of December 31, 2025, private equity dry powder remains at elevated levels, with over $1.1 billion of committed buyout private equity capital available to fund new leveraged buyout (“LBO”) transactions (including global buyout fundraising), according to Preqin data. We expect this substantial pool of investment capital to drive strong levels of sponsor-led buyout activity, which, in turn, will fuel demand for private credit, including senior secured debt.
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
•
Increase in Size and Frequency of Private Market Transactions. Private Credit demand has continued to broaden as a source of financing for LBO and Non-LBO transactions. According to LCD, 163 LBO and 478 non-LBO transactions were financed by Private Credit compared to 33 LBO and 447 non-LBO transactions by broadly-syndicated loans in the first nine months of 2025.
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

Competitive Advantages

GS Group Inc. is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world. Goldman Sachs, with approximately $3.6 trillion in firmwide assets under supervision as of December 31, 2025, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within Goldman Sachs, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, the Goldman Sachs Asset Management Private Credit Team and its predecessors have invested over $233 billion, leveraging Goldman Sachs Asset Management Private Credit’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. Goldman Sachs Asset Management Private Credit invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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

While we expect to use the industry information of GSAM’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies, we do not seek to compete primarily based on the interest rates we offer, and GSAM believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our peers based on our reputation in the market, our existing investment platform, the seasoned investment professionals of our Investment Adviser, our experience and focus on directly originated senior secured corporate credit, our disciplined investment philosophy, its extensive industry focus and relationships and our flexible transaction structuring.

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

For the year ended December 31, 2025, Management Fees amounted to $90.06 million and the Investment Adviser voluntarily agreed to waive $41.16 million. As of December 31, 2025, $10.42 million remained payable. For the year ended December 31, 2024, Management Fees amounted to $40.31 million and the Investment Adviser voluntarily agreed to waive $10.86 million.

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

For the year ended December 31, 2025, Incentive Fees based on income amounted to $80.68 million and the Investment Adviser voluntarily agreed to waive $43.05 million. As of December 31, 2025, $15.79 million remained payable. For the year ended December 31, 2024, Incentive Fees based on income amounted to $41.00 million and the Investment Adviser voluntarily agreed to waive $13.93 million.

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

For the year ended December 31, 2025, we accrued Incentive Fees based on capital gains under GAAP of $0.00 million, which was not realized. For the year ended December 31, 2024, we accrued Incentive Fees based on capital gains under GAAP of ($0.49) million, which was not realized.

For the year ended December 31, 2025, we paid our Investment Adviser a total of $72.43 million in fees, which consisted of $43.56 million in Management Fees, $28.87 million in Incentive Fees based on income and $0 in Incentive Fees based on capital gains. For the year ended December 31, 2024, we paid our Investment Adviser a total of $53.18 million in fees, which consisted of $28.89 million in Management Fees, $24.29 in Incentive Fees based on income and $0 in Incentive Fees based on capital gains.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined under the Securities Act. As such, we would be prospectively liable for any material misstatements or omissions made by us in connection with any resale of such securities. We may purchase or otherwise receive warrants, which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances. We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any registered investment company or BDC, (2) invest more than 5% of the value of our total assets in the securities of one registered investment company or BDC or (3) invest more than 10% of the value of our total assets in the securities of registered investment companies or BDCs in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act.

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

We generally will not receive any nonpublic personal information relating to investors who purchase our Shares. We may collect nonpublic personal information regarding our existing investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for everyday business purposes, for example, to service the investor’s accounts and, unless an investor opts out, provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by our investors in investor subscription agreements or our organizational documents; (ii) as required by applicable law or in connection with a properly authorized legal or regulatory investigation, subpoena or summons, or to respond to judicial process or government regulatory authorities having property jurisdiction; (iii) as required to fulfill investor instructions; or (iv) as otherwise permitted by applicable law to perform support services for investor accounts or process investor transactions with us or our affiliates.

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
•
our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•
our periodic reports must disclose whether there were any changes in our internal controls over financing reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
•
We are subject to risks associated with artificial intelligence and machine learning technology.
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
•
Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
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
•
We may be subject to risks associated with CLO securities.
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
•
Our credit ratings may not reflect all risks of an investment in our debt securities.
•
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

Political, social, economic and other conditions and events in the United States, the United Kingdom, the European Union, Russia, the Middle East, Latin America and Asia (such as natural disasters, epidemics and pandemics, terrorism, military conflicts, social unrest and political instability) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

The uncertainties caused by these conditions and events could result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants; limitations on the activities of investors in the financial markets; and high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets.

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

Risks Relating to Legal and Regulatory Matters

Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a registered closed-end investment company, which would subject us to additional regulatory restrictions.

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

Although we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, we cannot assure stockholders that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and quarterly-asset diversification requirements described below.

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

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date on which we are a “large accelerated filer” or an "accelerated filer".

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

In certain circumstances, we and other Accounts can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the Relief to our Investment Adviser, the BDCs advised by our Investment Adviser and certain other affiliated applicants, which superseded the Prior Relief. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

A number of entities, including the Accounts and other entities, compete with us to make the types of investments that we make. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and/or access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and other Accounts or any other entities managed by our Investment Adviser, and co-investment may not be possible. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “artificial intelligence”), and its current and potential future applications, including in the private investment, financial, technology and other sectors and industries, as well as the legal and regulatory frameworks within which artificial intelligence operates, continue to rapidly evolve.

Recent technological advances in artificial intelligence may pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence if third-party service providers or any counterparties, whether or not known to us, use artificial intelligence in their business activities and services, as we and our portfolio companies may not be in a position to control such use of artificial intelligence. The use of artificial intelligence could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, which may be material, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence use, any such inaccuracies or errors could have adverse impacts on us and/or our portfolio companies.

Technological innovations, including artificial intelligence, also have and may disrupt markets and market practices, including traditional businesses, processes and approaches in multiple sectors and industries, and the frequency of such disruptions is expected to increase. For example, artificial intelligence could lower barriers to entry, increase competition and displace existing business models, processes and/or approaches, which could have a material adverse effect on our portfolio companies and us. We can provide no assurance that new businesses, processes and approaches will not be created through the use of technological innovations, including artificial intelligence, that would compete with our portfolio companies and/or us or alter markets and market practices.

Artificial intelligence and its applications, including in the private investment, financial, technology and other sectors and industries, continue to develop rapidly. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could cause significant market disruptions and subject our portfolio companies and us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on the business, financial condition and results of operations of our portfolio companies and us.

Risks Relating to Our Business and Structure

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

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2023. To maintain our qualification for tax treatment as a RIC, among other requirements, we are required to timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments. We expect to use debt financing and issue additional securities to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. We can offer no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common stockholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt and dividends on preferred stock that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings if there were a rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Additionally, we will be able to incur additional leverage if we are able to obtain exemptive relief from the SEC to exclude the debt of any SBIC subsidiary we may form in the future from the leverage requirements otherwise applicable to BDCs. We have not yet applied to the Small Business Administration for approval to form a SBIC and may decide not to do so. We can offer no assurances as to whether or when we may form a SBIC subsidiary.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholders (1)	(23.78)%	(14.34)%	(4.90)%	4.54%	13.98%

(1)
Based on (i) $16,349.13 million in total assets, including debt issuance costs as of December 31, 2025, (ii) $7,095.79 million in outstanding indebtedness as of December 31, 2025 excluding the unamortized debt issuance costs and the adjustments for the changes in fair value of the notes attributable to the risk being hedged. In connection with the 2028, 2029, 2030 and 2031 Notes, we entered into interest rate swaps to more closely align the interest rates with the investment portfolio, which predominately consists of floating rate loans. For further details, see Note 2 “Significant Accounting Policies” and Note 6 “Debt” to our consolidated financial statements included in this report. (iii) $8,640.51 million in net assets as of December 31, 2025 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2025, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 6.00%.

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

GS Group Inc. is a publicly held FHC and a leading global financial institution that provides investment banking, securities and investment management services to a diversified client base, including companies and high-net-worth individuals, among others. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers, and have other direct and indirect interests in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest” and “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view any consideration of ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us.

Additionally, certain regulatory initiatives, including those relating to disclosure obligations, related to ESG could adversely affect our business. We are, and our portfolio companies may be, or could in the future become subject to, the risk that similar measures might be introduced in other jurisdictions in the future. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

Because we intend to borrow money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2025, our investments and our Revolving Credit Facilities (as defined below) are indexed to SOFR or to alternative risk-free reference rates. We expect that going forward, our new USD-denominated investments and any new revolving credit facilities will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark.

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

In addition, the Federal Reserve decreased the federal funds rate three times in 2025, but then decided to hold interest rates steady in January of 2026. The rate and timing of further rate decreases remains unknown. In addition, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Uncertainty surrounding future Federal Reserve actions and changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such changing interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

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

If general interest rates were to decline, borrowers may refinance their loans at lower interest rates, and pay off their obligations more quickly than originally anticipated which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Investment Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing investments. In periods of falling interest rates, the rate of prepayments has historically tended to increase, as borrowers are motivated to pay off debt and refinance at new lower rates.

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

We have entered into certain hedging transactions, such as interest rate swaps, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “—Risks Relating to our Investments—We may expose ourselves to risks if we engage in hedging transactions.”

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

For example, as of December 31, 2025, Software represented 18.4% of our portfolio at fair value. Our investments in Software are subject to a variety of risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

To the extent permissible under risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Act and applicable provisions of the Investment Company Act, to finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.To the extent we do not wholly own any such CLO, any interest therein held by us may be considered a “non-qualifying asset” for purposes of Section 55 of the Investment Company Act.

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

We expect to be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of shares of our common stock being held by at least 500 persons at all times during a taxable year. However, we cannot assure stockholders that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions of a U.S. stockholder that is an individual, trust or estate are not deductible under the Code.

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

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the issued debt securities.

Holders of any preferred stock we might issue would have the right to elect members of the Board of Directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the Board of Directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the Investment Company Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification for tax treatment as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification for tax treatment as a RIC, we can offer no assurance that such actions could be effected in time to meet the tax requirements.

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

Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within its Engineering group, and overseen by its chief information security officer. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.

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

As of March 3, 2026, there were approximately 12,957 holders of record of our common stock. Holders of record exclude March 2, 2026 subscriptions since the issuance price for such shares has not been finalized at this time.

Sales of Unregistered Securities

The following table summarizes the total Shares issued and proceeds received related to subscriptions:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2025
January 1, 2025	23,191,555	$584.89
February 1, 2025	15,021,187	378.83
March 1, 2025	12,743,027	320.49
April 1, 2025	19,173,626	481.45
May 1, 2025	9,608,339	240.50
June 1, 2025	9,247,618	231.75
July 1, 2025	13,351,495	334.72
August 1, 2025	14,182,771	355.56
September 1, 2025	11,917,033	298.40
October 1, 2025	11,313,991	283.30
November 1, 2025	10,443,213	261.08
December 1, 2025	15,175,920	379.10
Total	165,369,775	4,150.07
For the Year Ended December 31, 2024
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
April 1, 2024	9,027,996	228.59
May 1, 2024	9,154,226	231.69
June 1, 2024	10,422,835	263.70
July 1, 2024	9,092,364	230.13
August 1, 2024	11,342,035	287.07
September 1, 2024	13,089,896	331.04
October 1, 2024	12,653,161	320.00
November 1, 2024	12,381,902	312.64
December 1, 2024	14,755,235	372.57
Total	129,127,517	3,262.99

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

The following table summarizes the distributions declared on our common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Year Ended December 31, 2025
November 7, 2024	January 31, 2025	February 28, 2025	$0.20		633,167
February 26, 2025	February 28, 2025	April 7, 2025	$0.19	(1)	653,785
February 26, 2025	March 31, 2025	April 28, 2025	$0.19		689,129
February 26, 2025	April 30, 2025	May 28, 2025	$0.19		712,313
May 7, 2025	May 30, 2025	July 3, 2025	$0.19		742,338
May 7, 2025	June 30, 2025	July 29, 2025	$0.19		759,594
May 7, 2025	July 31, 2025	August 27, 2025	$0.19		788,330
August 6, 2025	August 29, 2025	October 6, 2025	$0.19		825,802
August 6, 2025	September 30, 2025	October 29, 2025	$0.19		852,469
August 6, 2025	October 31, 2025	December 5, 2025	$0.19		886,578
November 5, 2025	November 28, 2025	January 15, 2026	$0.19		881,153
November 5, 2025	December 31, 2025	January 29, 2026	$0.19		930,521
For the Year Ended December 31, 2024
November 1, 2023	January 31, 2024	February 29, 2024	$0.21		284,014
February 27, 2024	February 29, 2024	March 28, 2024	$0.21		303,114
February 27, 2024	March 28, 2024	April 26, 2024	$0.21		328,736
February 27, 2024	April 30, 2024	May 28, 2024	$0.21		358,447
May 1, 2024	May 31, 2024	June 26, 2024	$0.21		396,199
May 1, 2024	June 28, 2024	July 26, 2024	$0.21		421,156
May 1, 2024	July 31, 2024	August 27, 2024	$0.21		440,968
August 8, 2024	August 30, 2024	October 4, 2024	$0.21		481,425
August 8, 2024	September 30, 2024	October 28, 2024	$0.21		481,001
August 8, 2024	October 31, 2024	November 29, 2024	$0.21	(2)	502,832
November 7, 2024	November 29, 2024	January 6, 2025	$0.21		573,398
November 7, 2024	December 31, 2024	January 28, 2025	$0.21		644,775

(1)
Less than $0.01 is considered capital gain distribution
(2)
$0.03 is considered capital gain distribution

Issuer Purchases of Equity Securities

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program, pursuant to which we intend to offer to repurchase, in each quarter, up to 5% of the Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of us and the best interest of our stockholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act, and the Investment Company Act. All Shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table summarizes the share repurchases completed during the periods shown:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
For the Year Ended December 31, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462
May 22, 2025	June 20, 2025	5.0%	$25.07	140.22	5,594,727
August 25, 2025	September 22, 2025	5.0%	$25.04	92.57	3,697,003
December 2, 2025	December 30, 2025	5.0%	$24.99	281.20	11,258,071
Total				$580.94	23,217,263

For the Year Ended December 31, 2024
February 16, 2024	March 15, 2024	5.0%	$25.32	$0.39	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	12.99	513,509
August 26, 2024	September 23, 2024	5.0%	$25.29	27.09	1,072,190
November 25, 2024	December 23, 2024	5.0%	$25.22	25.56	1,014,365
Total				$66.03	2,615,615

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

Senior Securities

Information about our senior securities is shown in the following table. The information as of and for each of the years ended December 31, 2025, 2024 and 2023 is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included within “Item 8. Consolidated Financial Statements and Supplementary Data."

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Truist Revolving Credit Facility	(in millions)
December 31, 2025	$2,892.63	$2,217.70	—	N/A
December 31, 2024	$1,161.89	$2,903.73	—	N/A
December 31, 2023	$228.19	$7,409.86	—	N/A
BNPP Revolving Credit Facility
December 31, 2025	$850.00	$2,217.70	—	N/A
December 31, 2024	$700.00	$2,903.73	—	N/A
December 31, 2023	$20.00	$7,409.86	—	N/A
MS Revolving Credit Facility
December 31, 2025	$1,193.15	$2,217.70	—	N/A
December 31, 2024	$715.00	$2,903.73	—	N/A
2028 Notes
December 31, 2025	$400.00	$2,217.70	—	N/A
2029 Notes
December 31, 2025	$660.00	$2,217.70	—	N/A
2030 Notes
December 31, 2025	$600.00	$2,217.70	—	N/A
2031 Notes
December 31, 2025	$500.00	$2,217.70	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of December 31, 2025, our asset coverage per unit as calculated with respect to its aggregate secured senior securities was $3,188.20.
(3)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)
Not applicable because such senior securities are not registered for public trading.

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through December 31, 2025, we have originated approximately $20.00 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

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

We primarily hold directly originated, first lien senior secured, floating rate debt of companies located primarily in the United States and, to a lesser extent, in non-U.S. jurisdictions. We may also invest, to a lesser extent, in broadly syndicated loans, second lien loans, unsecured, subordinated or payment-in-kind (“PIK”) debt, equity and debt tranches of collateralized loan obligations (“CLOs”), including CLOs that hold corporate debt, and equity and equity-like instruments, which are considered Private Credit Investments. We also invest a portion of our portfolio in more liquid investments (“Liquid Investments”), such as broadly syndicated loans and other fixed-income securities, to provide the portfolio with additional liquidity.

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

Our Investment Adviser pays all costs incurred by it in connection with the performance of its duties under the Investment Management Agreement. Our Investment Adviser pays the compensation and expenses of all its personnel and makes available, without expense to us, the services of such of its partners, officers and employees as may duly be elected as our officers or directors, subject to their individual consent to serve and to any limitations imposed by law. Our Investment Adviser is not required to pay any of our expenses other than those specifically allocated to it, including as set forth below. In particular, but without limiting the generality of the foregoing, our Investment Adviser is not required to pay:

•
organization and offering expenses associated with the private offering of our Class I stock, par value $0.001 per share (the “Shares” or “Class I shares”), Class S stock, par value $0.001 per share ("Class S shares") and, Class D stock, par value $0.001 per share ("Class D shares") (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating intermediaries, reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of GS & Co., the Company’s transfer agent (the “Transfer Agent”), fees to attend retail seminars sponsored by participating intermediaries, if any, and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors, but excluding the stockholder servicing fee);
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

Our leverage may take the form of revolving or term loans from financial institutions, such as the Truist Revolving Credit Facility (as defined below), the BNPP Revolving Credit Facility (as defined below), and the MS Revolving Credit Facility (as defined below, and together with the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility, collectively, the “Revolving Credit Facilities”), debt securities, such as secured or unsecured bonds, including the 2028 Notes, 2029 Notes, 2030 Notes, and 2031 Notes (each as defined below), securitization of portions of our investment portfolio, preferred shares and/or reverse repurchase agreements (including short term participations or pledges of our directly originated debt positions). The Revolving Credit Facilities and other leverage techniques described herein allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage.” The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$15,059.14	$15,033.16	$7,014.26	$7,006.80
First Lien/Last-Out Unitranche	295.59	297.35	263.35	261.65
Second Lien/Senior Secured Debt	109.67	110.10	—	—
Structured Finance Obligation – Debt Instruments	171.83	172.10	—	—
Structured Finance Obligation – Equity Instruments	55.04	54.40	—	—
Preferred Stock	5.17	2.09	3.10	—
Common Stock	7.66	5.28	5.21	5.37
Membership Interest	—	—	—	—
Warrants	0.02	0.03	—	—
Total investments	$15,704.12	$15,674.51	$7,285.92	$7,273.82

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.4%	8.5%	9.4%	9.4%
First Lien/Last-Out Unitranche(2)(3)	9.1%	9.1%	11.0%	11.1%
Second Lien/Senior Secured Debt(2)	7.7%	7.7%	—	—
Structured Finance Obligation – Debt Instruments(2)	7.8%	7.8%	—	—
Structured Finance Obligation – Equity Instruments(4)	10.7%	10.9%	—	—
Preferred Stock(5)	—	—	—	—
Common Stock(5)	—	—	—	—
Membership Interest(5)	—	—	—	—
Warrants(5)	—	—	—	—
Total Portfolio	8.4%	8.5%	9.5%	9.5%

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

As of December 31, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 8.4% and 8.5%, as compared to 9.5% and 9.5% as of December 31, 2024. The decrease in total portfolio weighted average yield at amortized cost and at fair value and the decrease in First Lien/Senior Secured Debt weighted average yield at amortized cost were primarily due to a decline in interest rates. The decrease in First Lien/Last-Out Unitranche weighted average yield at cost and at fair value were primarily due to the refinancing of K2 Towers III, LLC.

As of December 31, 2025, the Liquid Investments portfolio weighted average yield measured at amortized cost and fair value was 6.4% and 6.5%, compared to 7.5% and 7.5% as of December 31, 2024. The decrease in the Liquid Investments portfolio weighted average yield at amortized cost and at fair value were primarily due to a decline in interest rates.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2025		December 31, 2024
Number of portfolio companies in which we have Private Credit Investments	184		96
Number of Liquid Investments	182		174
Percentage of performing debt bearing a floating rate(1)		99.7%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)		0.3%	—%
Weighted average loan-to-value (“LTV”)(3)		42.1%		40.4%
Weighted average leverage (net debt/EBITDA)(4)	6.0	x	5.7	x
Weighted average interest coverage(4)	2.0	x	2.0	x
Median EBITDA(4)	$107.31 million		$98.65 million

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

As of December 31, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 6.5% and 11.8% of total Private Credit Investments at fair value.

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

	As of
	December 31, 2025			December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total		Fair Value	Percentage of Total
	(in millions)			(in millions)
Grade 1	$68.17	0.4%		$—	—%
Grade 2	15,584.63	99.5		7,273.82	100.0
Grade 3	2.91	—	(1)	—	—
Grade 4	18.80	0.1		—	—
Total Investments	$15,674.51	100.0%		$7,273.82	100.0%

(1)
Amount rounds to less than 0.1%.

The increase in investments with a Grade 1 investment performance rating was driven by an investment with an aggregate fair value of $68.17 million being upgraded from a Grade 2 investment performance rating due to potential exits. The increase in investments with a Grade 4 investment performance rating was primarily driven by an investment with an aggregate fair value of $18.80 million being downgraded from a Grade 2 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$15,676.91	99.8%	$7,285.92	100.0%
Non-accrual	27.21	0.2	—	—
Total Investments	$15,704.12	100.0%	$7,285.92	100.0%

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

The following table shows our investment activity by investment type of our Private Credit Investments(1)(2):

	For the Year Ended December 31,
	2025	2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$11,735.21	$5,715.91
First Lien/Last-Out Unitranche	116.82	83.63
Second Lien/Senior Secured Debt	70.17	—
Structured Finance Obligation – Debt Instruments	171.83	—
Structured Finance Obligation – Equity Instruments	55.04	—
Common Stock	0.01	5.21
Total	$12,149.08	$5,804.75
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$1,205.78	$520.65
First Lien/Last-Out Unitranche	171.99	22.53
Total	$1,377.77	$543.18
Net increase in portfolio	$10,771.31	$5,261.57
Number of new portfolio companies with new investment commitments	86	57
Total new investment commitment amount in new portfolio companies	$9,735.27	$5,383.14
Average new investment commitment amount in new portfolio companies	$113.20	$94.44
Number of existing portfolio companies with new investment commitments	34	14
Total new investment commitment amount in existing portfolio companies	$2,413.81	$421.61
Weighted average remaining term for new investment commitments (in years)(3)	6.4	5.5
Percentage of new debt investment commitments at floating interest rates	99.1%	100.0%
Percentage of new debt investment commitments at fixed interest rates(4)	0.9%	—%
Weighted average yield on new debt and income producing investment commitments(5)	8.7%	10.2%
Weighted average yield on new investment commitments(6)	8.7%	10.2%
Weighted average yield on debt and income producing investments sold or repaid(7)	9.8%	10.2%
Weighted average yield on investments sold or repaid(8)	9.8%	10.2%

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
(2)
In October 2025, in connection with the Merger, we acquired investments of $886.38 million at fair value and assumed unfunded loan commitments totaling $206.91 million. The investments received consisted of 269 investments in 89 portfolio companies. As of December 31, 2025 the senior secured loans acquired had a weighted average yield at amortized cost and fair value of 9.5% and 9.3%. The impact of this transaction is excluded from the information presented in the table. For additional information see Note 14 “Merger with MMLC II” in our consolidated financial statements included in this report.
(3)
Calculated as of the end of the relevant period and the maturity date of the individual investments.
(4)
May include preferred stock investments.
(5)
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
(7)
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
(8)
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

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the year ended December 31, 2025 and for the year ended December 31, 2024 was $998.14 million and $1,422.69 million. As of December 31, 2025 and December 31, 2024, the fair value of Liquid Investments (excluding investments in money market funds, if any) was $2,546.07 million, or 16.2% and $1,554.35 million, or 21.4% of our portfolio.

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2024 and 2023 can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2024.

Our operating results were as follows:

	For the Year Ended December 31,
	2025	2024
	($ in millions)
Total investment income	$983.05	$459.49
Net expenses	(311.42)	(130.67)
Net investment income	$671.63	$328.82
Net realized gain (loss) on investments	(19.87)	(6.23)
Net unrealized appreciation (depreciation) on investments	(17.50)	(17.58)
Net realized and unrealized gain (losses) on translations and transactions	(35.36)	16.79
Net realized and unrealized gains (losses)	$(72.73)	$(7.02)
Net increase in net assets from operations	$598.90	$321.80

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Year Ended December 31,
	2025	2024
	($ in millions)
Interest income	$944.77	433.48
Dividend income	17.56	17.10
Other income	20.72	8.91
Total investment income	$983.05	$459.49

Investment income increased from $459.49 million for the year ended December 31, 2024 to $983.05 million for the year ended December 31, 2025. The increase was primarily driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Year Ended December 31,
	2025	2024
	($ in millions)
Interest and other debt expenses	$229.45	$81.17
Management fees	90.06	40.31
Incentive fees based on income	80.68	41.00
Incentive fees based on capital gains	—	(0.49)
Professional fees	4.54	2.37
Offering costs	1.25	1.63
Directors’ fees	0.68	0.67
Other general and administrative expenses	14.56	6.62
Total expenses	$421.22	$173.28
Fee waivers	(84.21)	(24.79)
Expense support	(25.59)	(17.82)
Net Expenses	$311.42	$130.67

In the table above:

•
Interest and other debt expenses increased from $81.17 million for the year ended December 31, 2024 to $229.45 million for the year ended December 31, 2025. The increase was primarily driven by an increase in the weighted average aggregate borrowings outstanding from $1,061.82 million for the year ended December 31, 2024 to $3,368.66 million for the year ended December 31, 2025.
•
Management Fees increased from $40.31 million for the year ended December 31, 2024 to $90.06 million for the year ended December 31, 2025. The increase was primarily driven by an increase in net assets. The Investment Adviser waived $10.86 million for the year ended December 31, 2024 and $41.16 million for the year ended December 31, 2025.
•
Incentive Fees based on income increased from $41.00 million for the year ended December 31, 2024 to $80.68 million for the year ended December 31, 2025. The increase was primarily driven by the growth of our investment portfolio. The Investment Adviser waived $13.93 million for the year ended December 31, 2024 and $43.05 million for the year ended December 31, 2025.
•
The Investment Adviser elected to pay $25.59 million of certain of our expenses on our behalf for the year ended December 31, 2025. For the year ended December 31, 2024, the Investment Adviser elected to pay $17.82 million. For further details, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements included in this report.
•
Other general and administrative expenses increased from $6.62 million for the year ended December 31, 2024 to $14.56 million for the year ended December 31, 2025. The increase was primarily driven by an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Year Ended December 31,
	2025	2024
	(in millions)
Virgin Media Bristol, LLC	$(0.02)	(0.39)
Kronos Acquisition Holdings Inc.	(1.37)	—
Oscar AcquisitionCo, LLC	(1.43)	—
Ascend Performance Materials Operations, LLC	(1.60)	—
Ardonagh Midco 3 PLC	(2.95)	0.36
Other, net	(4.94)	(0.26)
First Brands Group, LLC	(7.55)	—
Albaugh, LLC	—	(0.02)
Trader Corporation	—	(1.92)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	(4.00)
Net realized gain (loss)	$(19.87)	$(6.23)

For the year ended December 31, 2025, net realized losses were primarily driven by the exit of the first lien debt investment in First Brands Group, LLC, which resulted in a realized loss of $7.55 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Year Ended December 31,
	2025	2024
	($ in millions)
Unrealized appreciation	$61.52	$20.69
Unrealized depreciation	(79.02)	(38.27)
Net change in unrealized appreciation (depreciation) on investments	$(17.50)	$(17.58)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31,
2025
($ in millions)
Portfolio Company:
Solar Holdings Bidco Limited (dba SLR Consulting)	$6.04
Kryptona Bidco US, LLC (dba Kyriba)	4.18
Pacific Group Bidco Pty Ltd (dba Magentus)	3.86
Ardonagh Midco 3 PLC	3.19
Hamilton Thorne, Inc.	3.06
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(3.62)
Priority Holdings, LLC (dba Priority Payment)	(3.80)
Other, net(1)	(5.05)
Zeus Company LLC	(5.18)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	(7.72)
Renaissance Holding Corp.	(12.46)
Total	$(17.50)
(1)
For the year ended December 31, 2025, Other, net includes gross unrealized appreciation of $41.20 million and gross unrealized depreciation of $(46.25) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 222% and 290%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

The following table summarizes the securities issued and proceeds related to such issuances for the periods shown below:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2025
January 1, 2025	23,191,555	$584.89
February 1, 2025	15,021,187	378.83
March 1, 2025	12,743,027	320.49
April 1, 2025	19,173,626	481.45
May 1, 2025	9,608,339	240.50
June 1, 2025	9,247,618	231.75
July 1, 2025	13,351,495	334.72
August 1, 2025	14,182,771	355.56
September 1, 2025	11,917,033	298.40
October 1, 2025	11,313,991	283.30
November 1, 2025	10,443,213	261.08
December 1, 2025	15,175,920	379.10
Total	165,369,775	4,150.07
For the Year Ended December 31, 2024
January 1, 2024	13,232,488	$333.46
February 1, 2024	6,122,455	154.29
March 1, 2024	7,852,924	197.81
April 1, 2024	9,027,996	228.59
May 1, 2024	9,154,226	231.69
June 1, 2024	10,422,835	263.70
July 1, 2024	9,092,364	230.13
August 1, 2024	11,342,035	287.07
September 1, 2024	13,089,896	331.04
October 1, 2024	12,653,161	320.00
November 1, 2024	12,381,902	312.64
December 1, 2024	14,755,235	372.57
Total	129,127,517	3,262.99

Share Repurchase Program

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase in each quarter up to 5% of our Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The following table summarizes the share repurchases:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3) ($ in millions)	Number of Shares Repurchased
For the Year Ended December 31, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462
May 22, 2025	June 20, 2025	5.0%	$25.07	140.22	5,594,727
August 25, 2025	September 22, 2025	5.0%	$25.04	92.57	3,697,003
December 2, 2025	December 30, 2025	5.0%	$24.99	281.20	11,258,071
Total				$580.94	23,217,263

For the Year Ended December 31, 2024
February 16, 2024	March 15, 2024	5.0%	$25.32	$0.39	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	12.99	513,509
August 26, 2024	September 23, 2024	5.0%	$25.29	27.09	1,072,190
November 25, 2024	December 23, 2024	5.0%	$25.22	25.56	1,014,365
Total				$66.03	2,615,615

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

Contractual Obligations

We have entered into the Investment Management Agreement with Goldman Sachs Asset Management (in its capacity as the Investment Adviser) to provide us with investment advisory services and the Administration Agreement with State Street Bank and Trust Company (in its capacity as the administrator, the “Administrator”) to provide us with administrative services. Payments for investment advisory services under the Investment Management Agreement are described in “Item 1. Business—Investment Management Agreement”.

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

The following table shows our contractual obligations as of December 31, 2025:

	Payments Due by Period ($ in millions)

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$2,892.63	$—	$—	$2,892.63	$—
BNPP Revolving Credit Facility(2)	$850.00	$—	$850.00	$—	$—
MS Revolving Credit Facility(3)	$1,193.15	$—	$—	$1,193.15
2028 Notes	$400.00	$—	$400.00	$—	$—
2029 Notes	$660.00	$—	$—	$660.00	$—
2030 Notes	$600.00	$—	$—	$600.00	$—
2031 Notes	$500.00	$—	$—	$—	$500.00

(1)
We may borrow amounts in U.S. Dollars (“USD”) or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $2,051.00 million, in Euros (“EUR”) of EUR 298.80 million, in Canadian Dollars (“CAD”) of CAD 118.05 million, in Great British Pounds (“GBP”) of GBP 79.55 million, in Swiss franc (“CHF”) of CHF 24.20 million, in NOK of NOK 90.00 million and in AUD of AUD 386.25 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $850.00 million.
(3)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $989.90 million, in GBP of GBP16.05 million, and in AUD of AUD 272.15 million.

Truist Revolving Credit Facility

On April 6, 2023, we entered into a revolving credit facility (as amended, the “Truist Revolving Credit Facility”) with Truist Bank, as administrative agent, and the lenders and issuing banks party thereto. The total loans and commitments under the Truist Revolving Credit Facility are $3,275.00 million, of which $2,545.00 million is under a multicurrency sub-facility, $580.00 million is under a USD sub-facility and $150.00 million is under a term loan tranche. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total loans and commitments under the Truist Revolving Credit Facility up to $3,555.00 million. We have amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023 and December 17, 2025.

Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on June 14, 2030.

Borrowings thereunder denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) term SOFR plus a margin of either 1.90% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 0.90% or 0.75% (subject to certain gross borrowing base conditions). Borrowings thereunder denominated in non-USD bear interest of the applicable term benchmark rate or daily simple risk-free rate plus a margin of either 1.90% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in (i) Great British Pounds ("GBP") only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, (ii) Swiss Franc (“CHF”) only, a (0.0571)% credit adjustment spread or 0.0031% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, and (iii) Canadian Dollars (“CAD”) only, an additional 0.29547% credit adjustment spread or 0.32138% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings. With respect to borrowings denominated in USD, we may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

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

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street SPV LLC, a wholly-owned subsidiary of the Company (“GSCR Mott Street”), entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. (“MS”), as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as transferor and servicer, and the lenders party thereto, in an initial principal amount of $1,000.00 million (the “Tranche A Advances”). We amended the MS Revolving Credit Facility on October 24, 2024 (the “MS Facility First Amendment”), June 12, 2025 (the “MS Facility Second Amendment”), July 16, 2025 (the “MS Facility Third Amendment”), and October 24, 2025 (the “MS Facility Fourth Amendment”)

The MS Facility First Amendment, among other things, created a second tranche of commitments in the amount of $1,000.00 million (the “Tranche B Advances”). The MS Facility Second Amendment, among other things, provided for a one year extension of the revolving period from August 8, 2027 to August 8, 2028, a one year extension of the stated maturity date from August 9, 2029 to August 9, 2030, an amended minimum utilization schedule, revisions to certain eligibility criteria and concentration limitations with respect to PIK assets, and the addition of CHF and Norwegian Krone as eligible currencies. The MS Facility Third Amendment provided for an amendment to the calculation of the Yield Rate, such that from and after May 9, 2025, solely with respect to minimum utilization, Yield is calculated based off of only the Applicable Margin (rather than the applicable benchmark plus the Applicable Margin) (each capitalized term, as defined in the MS Revolving Credit Facility). The MS Facility Fourth Amendment (i) combined the two tranches of commitments and reduced the applicable margin of each respective tranche to a single applicable margin equal to (x) on and after the Fourth Amendment Date (as defined in the MS Facility Fourth Amendment) and during the revolving period, 1.80% per annum and (y) during the amortization period, 2.30% per annum and (ii) extended the period during which GSCR Mott Street may not terminate or permanently reduce the MS Revolving Credit Facility from August 9, 2025 to October 24, 2026.

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

For further details, see Note 2 "Significant Accounting Policies—Derivatives," Note 6 “Debt—2028 Notes” and Note 7 “Derivatives” to our consolidated financial statements included in this report.

2029 Notes

On October 17, 2025, we closed an offering of $400.00 million aggregate principal amount of 5.375% unsecured notes due 2029 (the "2029 Notes"). The 2029 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as trustee. The 2029 Notes bear interest at a rate of 5.375% per year, payable semi-annually in arrears on January 31 and July 31 of each year. The 2029 Notes will mature on January 31, 2029 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the 2029 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the 2029 Notes in a qualifying fair value hedging relationship.

On December 16, 2025, we closed an additional offering of $260.00 million aggregate principal amount of 5.375% unsecured notes due 2029 (the "New 2029 Notes"). The New 2029 Notes were issued as “additional notes” and have identical terms to the 2029 Notes as mentioned above. The New 2029 Notes will be treated as a single class of notes with the 2029 Notes for all purposes under the indenture.

For further details, see Note 2 "Significant Accounting Policies—Derivatives," Note 6 “Debt—2029 Notes” and Note 7 “Derivatives” to our consolidated financial statements included in this report.

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

2031 Notes

On November 24, 2025, we closed an offering of $500.00 million aggregate principal amount of its 5.875% unsecured notes due 2031 (the "2031 Notes"). The 2031 Notes were issued pursuant to an indenture between us Company and Computershare Trust Company, National Association, as trustee. The 2031 Notes bear interest at a rate of 5.875% per year, payable semi-annually in arrears on January 31 and July 31 of each year. The 2031 Notes will mature on January 31, 2031 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the 2031 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the 2031 Notes in a qualifying fair value hedging relationship.

For further details, see Note 2 "Significant Accounting Policies—Derivatives," Note 6 “Debt—2031 Notes” and Note 7 “Derivatives” to our consolidated financial statements included in this report.

Short-Term Borrowings

From time to time, we may engage in sale/buy-back agreements, which are a type of secured borrowing, with Macquarie Bank Limited ("Macquarie"). The amount, interest rate and terms of these agreements will be individually negotiated on a transaction-by-transaction basis. Each transaction (each, a “Short-Term Borrowing”) is intended to finance one of our underlying investments. Under each Short-Term Borrowing, we remain the lender of record of the relevant underlying investment for the duration of such transaction but we sell to Macquarie a participation interest in such underlying investment and concurrently enter into an agreement to repurchase from Macquarie the same participation interest at an agreed-upon price (which price includes the interest on such borrowing) at a future date. The future repurchase date will not be later than not to exceed 90 days from the date the participation interest it was sold to Macquarie (unless such 90-day date is mutually extended by us and Macquarie).

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

We may commit to issue standby letter of credit in connection with an investment or we may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of us or such Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer as defined in the relevant credit agreement. As of December 31, 2025, we have committed to fund letters of credit of $27.92 million on behalf of the Accounts. As of December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	December 31, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$5,222.75	$1,163.03
First Lien/Last-Out Unitranche	43.49	76.46
Second Lien/Senior Secured Debt	35.46	—
Membership Interest	37.02	—
Total	$5,338.72	$1,239.49

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

RECENT DEVELOPMENTS

Fifth Amendment to MS Revolving Credit Facility

On January 29, 2026, GSCR Mott Street entered into the fifth amendment (the “Fifth Amendment”) to the MS Revolving Credit Facility. The Fifth Amendment, among other things, increased the total commitments under the MS Revolving Credit Facility from $2.0 billion to $2.4 billion.

Issuance of New 2031 Notes

On February 23, 2026, we issued $400.00 million aggregate principal amount of 5.875% unsecured notes due 2031 (the “New 2031 Notes”). The New 2031 Notes were issued as “additional notes” and have identical terms to the 2031 Notes. The New 2031 Notes are treated as a single class of notes with the 2031 Notes for all purposes under the indenture.

In connection with the New 2031 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the New 2031 Notes in a qualifying fair value hedging relationship.

Issuance of February 2028 Notes

On February 23, 2026, we issued $700.00 million aggregate principal amount of 5.050% Notes due 2028 (the “February 2028 Notes”). The February 2028 Notes bear interest at the rate of 5.050% per annum, payable semi-annually in arrears on February 23 and August 23 of each year, commencing on August 23, 2026. The February 2028 Notes will mature on February 23, 2028, and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the February 2028 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the February 2028 Notes in a qualifying fair value hedging relationship.

January, February and March Subscriptions

On January 2, 2026, we received $308.84 million of proceeds, relating to the issuance of 11,313,991 Shares.

On February 2, 2026, we received $568.26 million of proceeds, relating to the issuance of 22,794,095 Shares and $0.10 million of proceeds, relating to the issuance of 4,011 Class S shares.

On March 2, 2026, we received $161.98 million, $2.00 million and $0.30 million of proceeds, relating to the issuance of Shares, Class S shares and Class D shares.

Distributions

On February 25, 2026, our Board of Directors declared monthly distributions from our taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
February 27, 2026	April 3, 2026
March 31, 2026	April 29, 2026
April 30, 2026	May 28, 2026

Board Size Reduction; Class III Directors

On and effective as of March 2, 2026, our Board of Directors reduced its size from seven directors to six directors due to a vacancy on the Board resulting from the retirement of a former director effective as of the close of business on December 31, 2025. The Board also appointed Timothy J. Leach and Katherine P. Uniacke as Class III directors in order to ensure that each class consists, as nearly as possible, of one-third of the total number of directors, in accordance with the requirements of our Certificate of Incorporation. Each of the Class III directors shall hold office until the 2026 annual meeting of stockholders and until his or her successor is duly elected and qualified or until his or her earlier death, resignation, removal or disqualification. Mr. Leach was formerly a Class I director and Ms. Uniacke was formerly a Class II director. Solely to allow the Board to effectuate such reallocation of director classes, Mr. Leach and Ms. Uniacke resigned as Class I and Class II directors, respectively, on March 2, 2026.

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

As of December 31, 2025 and December 31, 2024 on a fair value basis, 99.7% and 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility, the BNPP Revolving Credit Facility, the MS Revolving Credit Facility and Short-Term Borrowings each bear interest at a floating rate and our 2028 Notes, 2029 Notes, 2030 Notes and 2031 Notes bear interest at a fixed rate. In certain cases, we have entered into interest rate swaps in an effort to help mitigate the impact of changes in market interest rates on our net asset value.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$393.77	$(160.83)	$232.94
Up 200 basis points	262.51	(107.22)	155.29
Up 100 basis points	131.25	(53.61)	77.64
Up 75 basis points	98.43	(40.20)	58.23
Up 50 basis points	65.61	(26.80)	38.81
Up 25 basis points	32.80	(13.40)	19.40
Down 25 basis points	(32.73)	13.40	(19.33)
Down 50 basis points	(65.38)	26.80	(38.58)
Down 75 basis points	(97.95)	40.20	(57.75)
Down 100 basis points	(130.50)	53.61	(76.89)
Down 200 basis points	(260.24)	107.22	(153.02)
Down 300 basis points	(366.81)	160.83	(205.98)

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS PRIVATE CREDIT CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs Private Credit Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Goldman Sachs Private Credit Corp. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2023 (not presented herein), and we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the three years in the period ended December 31, 2025 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, agent banks, portfolio company investees, brokers and transfer agent; when replies were not received from agent banks, portfolio company investees, and brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Certain Level 3 Investments

As described in Note 5 to the consolidated financial statements, as of December 31, 2025, the Company held $12,147 million of level 3 investments carried at fair value, of which the income approach was used in the determination of the fair value for $8,614 million of bank loans, corporate debt, and other debt obligations (collectively “certain level 3 investments”). The valuation technique used by management to determine the fair value of certain level 3 investments using the income approach was the discounted cash flows technique and the significant unobservable input was the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 investments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain level 3 investments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant unobservable input related to the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain level 3 investments, including controls over the significant unobservable input related to the discount rates. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management; and either (ii) testing management’s process for developing the fair value estimate for certain level 3 investments, and evaluating (a) the appropriateness of the discounted cash flow technique and (b) the reasonableness of the significant unobservable input related to the discount rates by considering external market and industry data and evidence obtained in other areas of the audit; or, (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s fair value estimate by (a) developing an independent fair value estimate range for certain level 3 investments using independently developed discount rates and (b) comparing the independent fair value estimate range to management’s estimate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2026

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $15,623,069 and $7,234,752)	$15,607,836	$7,226,585
Non-controlled affiliated investments (cost of $81,054 and $51,170)	66,674	47,230
Total investments, at fair value (cost of $15,704,123 and $7,285,922)	$15,674,510	$7,273,815
Investments in affiliated money market fund (cost of $273,743 and $444,718)	273,743	444,718
Cash	197,449	120,377
Interest and dividends receivable	86,798	40,396
Deferred financing costs	36,924	29,448
Receivable for investments sold	37,844	40,859
Receivable from investment adviser	4,459	3,074
Deferred offering costs	715	965
Unrealized appreciation on derivatives	343	—
Other assets	2,072	599
Total assets	$16,314,857	$7,954,251
Liabilities
Debt (net of debt issuance costs of $34,274 and $—)	$7,061,721	$2,576,893
Payable for investments purchased	135,487	349,328
Distribution payable	108,900	64,446
Payable for share repurchases	281,339	25,582
Interest and other debt expenses payable	51,453	15,335
Management fees payable	10,416	5,067
Incentive fees based on income payable	15,794	7,039
Accrued expenses and other liabilities	9,241	4,857
Total liabilities	$7,674,351	$3,048,547
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (1,000,000,000 shares authorized, 345,702,942 and 194,480,997 common shares issued and outstanding as of December 31, 2025 and December 31, 2024)	346	194
Paid-in capital in excess of par	8,705,055	4,907,427
Distributable earnings (loss)	(64,895)	(1,917)
Total net assets	$8,640,506	$4,905,704
Total liabilities and net assets	$16,314,857	$7,954,251
Net asset value per common share	$24.99	$25.22

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$940,282	$429,766	$78,093
Other income	20,539	8,782	1,299
From non-controlled affiliated investments:
Dividend income	17,563	17,096	4,156
Interest income	4,489	3,709	—
Other income	179	135	—
Total investment income	$983,052	$459,488	$83,548
Expenses:
Interest and other debt expenses	$229,450	$81,167	$9,957
Management fees	90,060	40,310	8,062
Incentive fees based on income	80,677	41,003	7,340
Incentive fees based on capital gains	—	(492)	492
Professional fees	4,545	2,372	1,516
Offering costs	1,246	1,632	1,655
Organization costs	—	—	519
Directors’ fees	680	671	330
Other general and administrative expenses	14,560	6,623	2,063
Total expenses	$421,218	$173,286	$31,934
Fee waivers	(84,207)	(24,793)	(6,812)
Expense support	(25,592)	(17,824)	(6,927)
Reimbursable expenses previously borne by Investment Adviser	—	—	1,512
Net expenses	$311,419	$130,669	$19,707
Net investment income	$671,633	$328,819	$63,841
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(19,867)	$(6,228)	$(728)
Foreign currency transactions	3,007	2,294	82
Warehouse transaction	—	—	2,617
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(7,066)	(13,645)	5,478
Non-controlled affiliated investments	(10,440)	(3,940)	—
Foreign currency translations	(38,369)	14,491	(3,513)
Net realized and unrealized gains (losses)	$(72,735)	$(7,028)	$3,936
Net increase in net assets from operations	$598,898	$321,791	$67,777
Weighted average common shares and common units outstanding	289,833,453	129,477,228	35,380,606
Basic and diluted net investment income per share	$2.32	$2.54	$1.80
Basic and diluted earnings (loss) per share	$2.07	$2.49	$1.92

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023

Net assets at beginning of period	$4,905,704	$1,590,837	$1
Increase (decrease) in net assets from operations:
Net investment income	$671,633	$328,819	$63,841
Net realized gain (loss)	(16,860)	(3,934)	1,971
Net change in unrealized appreciation (depreciation)	(55,875)	(3,094)	1,965
Net increase in net assets from operations	$598,898	$321,791	$67,777
Distributions to stockholders from:
Distributable earnings to common stockholders	$(660,511)	$(325,917)	$(65,548)
Distributable earnings to preferred stockholders	—	—	(30)
Total distributions to stockholders	$(660,511)	$(325,917)	$(65,578)
Capital transactions:
Issuance of common shares	$4,150,068	$3,262,989	$1,564,400
Issuance of preferred shares	—	—	515
Redemption of preferred shares	—	—	(515)
Repurchased shares, net of early repurchase deduction	(581,068)	(66,034)	—
Reinvestment of common stockholder distributions	227,415	122,038	24,237
Net increase in net assets from capital transactions	$3,796,415	$3,318,993	$1,588,637
Total increase in net assets	$3,734,802	$3,314,867	$1,590,836
Net assets at end of period	$8,640,506	$4,905,704	$1,590,837
Net assets for common shares	$8,640,506	$4,905,704	$1,590,837
Net assets for preferred shares	$—	$—	$—
Distributions per common share	$2.29	$2.52	$1.85

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net increase in net assets from operations:	$598,898	$321,791	$67,777
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments(1)	(9,628,635)	(6,259,487)	(1,962,063)
Payment-in-kind interest capitalized	(33,825)	(10,855)	(660)
Investments in affiliated money market fund, net	170,975	(378,741)	(65,977)
Proceeds from sales of investments and principal repayments	2,141,160	778,842	181,774
Net realized (gain) loss on investments	19,867	6,228	728
Net change in unrealized (appreciation) depreciation on investments	17,506	17,585	(5,478)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(410)	296	(60)
Net change in unrealized (appreciation) depreciation on interest rate swaps accounted for as hedge instruments and the related hedged items	241	—	—
Amortization of premium and accretion of discount, net	(30,390)	(18,010)	(2,420)
Amortization of deferred financing and debt issuance costs	11,451	4,015	1,155
Amortization of deferred offering costs	1,246	1,632	1,655
Acquisition of MMLC II, net of cash acquired(1)	(426,170)	—	—
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	3,015	(31,977)	(8,882)
(Increase) decrease in interest and dividends receivable(1)	(39,697)	(28,668)	(11,728)
(Increase) decrease in receivable from investment adviser	(1,385)	(2,724)	(350)
(Increase) decrease in other assets(1)	(1,837)	(236)	(363)
Increase (decrease) in interest and other debt expenses payable	33,608	14,213	1,122
Increase (decrease) in management fees payable	5,349	1,991	3,076
Increase (decrease) in incentive fees based on income payable	8,755	2,785	4,254
Increase (decrease) in incentive fees based on capital gains payable	—	(492)	492
Increase (decrease) in payable for investments purchased	(213,841)	308,255	41,073
Increase (decrease) in accrued expenses and other liabilities(1)	(3,664)	1,866	2,633
Net cash provided by (used for) operating activities	$(7,367,783)	$(5,271,691)	$(1,752,242)
Cash flows from financing activities:
Proceeds from issuance of common shares	$4,150,068	$3,262,989	$1,564,400
Proceeds from issuance of preferred shares	—	—	515
Redemption of preferred shares	—	—	(515)
Repurchased shares, net of early repurchase deduction	(325,311)	(40,451)	—
Offering costs paid	(973)	(1,739)	(2,155)
Common stock distributions paid(1)	(396,939)	(152,692)	(28,052)
Preferred stock distributions paid	—	—	(30)
Financing costs and debt issuance costs paid	(50,688)	(23,775)	(10,843)
Borrowings on debt(1)	9,465,461	4,731,309	792,200
Repayments of debt(1)	(5,397,173)	(2,402,602)	(544,014)
Net cash provided by (used for) financing activities	$7,444,445	$5,373,039	$1,771,506
Net increase (decrease) in cash	$76,662	$101,348	$19,264
Effect of foreign exchange rate changes on cash	410	(296)	60
Cash, beginning of period	120,377	19,325	1
Cash, end of period	$197,449	$120,377	$19,325
Supplemental and non-cash activities
Interest expense paid(1)	$171,161	$59,819	$6,382
Accrued but unpaid distributions	$108,900	$64,446	$13,259
Reinvestment of common stockholder distributions	$227,415	$122,038	$24,237
Accrued but unpaid share repurchases	$281,339	$25,582	$—
Exchange of investments	$152,678	$45,192	$—
Debt assumed in merger with MMLC II(1)	$450,604	$—	$—

(1)
On October 14, 2025, in connection with the merger with MMLC II (as defined below), the Company acquired total assets of $908,108, inclusive of $886,381 of investments, $15,012 of cash and cash equivalents, $6,705 of interest and dividends receivable and $10 of other assets, net of $466,926 of assumed liabilities, inclusive of $450,604 debt assumed, $8,297 in dividend payable, $3,140 in transaction/merger fees and expenses payable and $4,885 in accrued expenses and other liabilities, which includes $623 of interest expense payable. See Note 14 “Merger with MMLC II.”

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date(5)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Debt Investments - 180.7%
Australia - 4.2%
1st Lien/Senior Secured Debt - 4.2%
Prestige Bidco Pty Ltd (dba Pickles Auctions)	Distributors	8.45%	B + 4.75%		08/25/31	AUD	72,042	$46,348	$47,837	(7) (8) (9)
A.C.N. 664 616 371 Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		12/23/32	AUD	230,366	—	—	(7) (9) (10)
A.C.N. 664 616 371 Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		12/23/30	AUD	40,011	—	—	(7) (9) (10)
A.C.N. 664 616 371 Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		12/23/32	AUD	23,037	—	—	(7) (9) (10)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals	9.04%	B + 5.25%		10/29/32	AUD	240,767	157,008	159,069	(7) (9)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals	9.04%	B + 5.25%		10/29/32	AUD	31,067	20,255	20,525	(7) (9)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	8.70%	B + 5.00%		07/30/31	AUD	171,644	108,325	112,256	(7) (8) (9)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software		B + 2.00%		07/30/31	AUD	42,983	(152)	(574)	(7) (8) (9) (10)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	9.09%	SN + 5.00%		07/30/31	GBP	16,374	21,277	21,630	(7) (8) (9)
Total 1st Lien/Senior Secured Debt								353,061	360,743
Total Australia								$353,061	$360,743
Belgium - 0.0%
1st Lien/Senior Secured Debt - 0.0%
Ranch Bidco B.V. (dba Innovad)	Biotechnology		E + 4.75%		12/01/32	EUR	34,699	$—	$—	(7) (9) (10)
Ranch Bidco B.V. (dba Innovad)	Biotechnology		E + 4.75%		12/01/32	EUR	10,410	—	40	(7) (9) (10)
Total 1st Lien/Senior Secured Debt								—	40
Total Belgium								$—	$40
Canada - 3.0%
1st Lien/Senior Secured Debt - 3.0%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.33%	C + 4.75%		11/01/30	CAD	64,998	$46,216	$47,237	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.60%	S + 4.75%		11/01/30		36,611	36,215	36,520	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.31%	C + 4.75%		11/01/30	CAD	16,105	227	281	(7) (8) (9) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.60%	S + 4.75%		11/01/30		14,367	14,178	14,331	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.59%	S + 4.75%		11/01/30	CAD	6,444	740	744	(7) (8) (9) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals		S + 4.75%		11/01/30	CAD	4,296	(58)	(8)	(7) (8) (9) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.22%	S + 6.00%		04/24/30		83,908	83,763	83,489	(7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.22%	S + 6.00%		04/24/30		8,047	5,085	5,054	(7) (8) (9) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	9.80%	S + 6.00%		02/01/27		4,543	3,072	3,054	(7) (8) (9) (10)
123Dentist Inc.	Health Care Providers & Services	7.02%	C + 4.75%		08/10/29	CAD	30,000	3,740	3,820	(7) (8) (9) (10)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%		01/14/33	CAD	60,868	—	—	(7) (9) (10)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%		01/14/33	CAD	11,705	—	—	(7) (9) (10)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%		01/14/33	CAD	8,361	—	—	(7) (9) (10)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.51%	C + 5.25%		06/30/31	CAD	52,982	38,361	38,119	(7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		C + 5.25%		06/30/31	CAD	11,547	(59)	(105)	(7) (8) (9) (10)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.51%	C + 5.25%		06/30/31	CAD	7,698	864	865	(7) (8) (9) (10)
iWave Information Systems, Inc.	Software	9.98%	S + 6.25%		11/23/28		27,666	27,341	27,389	(8) (9)
iWave Information Systems, Inc.	Software	9.99%	S + 6.25%		11/23/28		6,771	605	609	(8) (9) (10)
Total 1st Lien/Senior Secured Debt								260,290	261,399
Total Canada								$260,290	$261,399
Cayman Islands - 2.0%
Structured Finance Obligation – Debt Instruments - 2.0%
Diameter Capital CLO 11, Ltd. - Class D1	Financial Services	7.13%	S + 2.85%	07/09/25	07/20/38		30,000	$30,000	$30,156	(9)
Diameter Capital CLO 11, Ltd. - Class D2	Financial Services	8.48%	S + 4.20%	07/09/25	07/20/38		5,000	5,000	5,034	(9)
Diameter Capital CLO 11, Ltd. - Class E	Financial Services	9.33%	S + 5.05%	07/09/25	07/20/38		15,000	15,000	15,007	(9)
Diameter Capital CLO 13, Ltd. - Class D1	Financial Services	6.28%	S + 2.55%	11/26/25	01/20/39		5,580	5,580	5,580	(9)
Diameter Capital CLO 13, Ltd. - Class D2	Financial Services	7.38%	S + 3.65%	11/26/25	01/20/39		2,000	2,000	2,000	(9)
Diameter Capital CLO 13, Ltd. - Class E	Financial Services	8.33%	S + 4.60%	11/26/25	01/20/39		13,000	13,000	13,000	(9)
Madison Park Funding LXX, Ltd. - Class D	Financial Services	7.03%	S + 2.80%	08/04/25	09/04/38		30,000	30,000	30,252	(9)
Madison Park Funding LXX, Ltd. - Class E	Financial Services	9.23%	S + 5.00%	08/04/25	09/04/38		20,000	20,000	19,822	(9)
Octagon 78, Ltd. - Class D	Financial Services	6.91%	S + 2.80%	07/14/25	10/20/38		31,250	31,250	31,397	(9)
Octagon 78, Ltd. - Class E	Financial Services	9.11%	S + 5.00%	07/14/25	10/20/38		20,000	20,000	19,852	(9)
Total Structured Finance Obligation – Debt								171,830	172,100
Total Cayman Islands								$171,830	$172,100

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date(5)	Maturity		Par (6)	Cost	Fair Value	Footnotes
France - 1.1%
1st Lien/Senior Secured Debt - 1.1%
Financière N (dba Nemera)	Health Care Equipment & Supplies	7.02%	E + 5.00%	03/14/25	05/07/32	EUR	11,428	$12,799	$13,296	(7) (8) (9)
Financière N (dba Nemera)	Health Care Equipment & Supplies	7.02%	E + 5.00%	03/14/25	05/07/32	EUR	5,357	2,584	2,602	(7) (8) (9) (10)
Financière N (dba Nemera)	Health Care Equipment & Supplies	8.67%	S + 5.00%	04/11/25	05/07/32		3,171	3,142	3,139	(7) (8) (9)
Algae BidCo (dba Solabia Group)	Pharmaceuticals	6.80%	E + 4.75%	05/30/25	10/29/32	EUR	11,676	13,494	13,584	(7) (9)
Algae BidCo (dba Solabia Group)	Pharmaceuticals		E + 4.75%	05/30/25	10/29/32	EUR	2,848	(89)	(34)	(7) (9) (10)
Seven BidCo (dba Septeo)	Software	6.57%	E + 4.50%	08/01/25	08/27/32	EUR	51,173	59,539	59,838	(7) (8) (9)
Seven BidCo (dba Septeo)	Software		E + 4.50%	11/20/25	08/27/32	EUR	18,286	(171)	(107)	(7) (8) (9) (10)
Seven BidCo (dba Septeo)	Software		E + 4.50%	08/01/25	08/27/32	EUR	8,823	(49)	(52)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								91,249	92,266
2nd Lien/Senior Secured Debt - 0.0%
Algae PikCo (dba Solabia Group)	Pharmaceuticals	9.13%	E + 7.00%	05/30/25	10/31/33	EUR	2,964	3,282	3,440	(7) (9)
Total 2nd Lien/Senior Secured Debt								3,282	3,440
Total France								$94,531	$95,706
India - 0.2%
1st Lien/Senior Secured Debt - 0.2%
AGS Health BCP LLC (dba AGS Health)	Health Care Technology	8.32%	S + 4.50%		08/02/32		12,918	$12,887	$12,886	(7) (8) (9)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%		08/02/32		4,583	(5)	(12)	(7) (8) (9) (10)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%		08/02/32		1,667	(4)	(4)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								12,878	12,870
Total India								$12,878	$12,870
Italy - 0.4%
1st Lien/Senior Secured Debt - 0.3%
Optima S.P.A	Consumer Staples Distribution & Retail		E + 5.50%	05/22/25	05/01/32	EUR	44,000	—	—	(7) (9) (10)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	7.04%	E + 5.00%	04/15/25	04/11/32	EUR	15,749	17,925	18,138	(7) (8) (9)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	7.05%	E + 5.00%	06/25/25	06/24/32	EUR	9,224	10,482	10,624	(7) (8) (9)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software		E + 7.50%	04/15/25	04/11/32	EUR	4,500	(56)	(106)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								28,351	28,656
2nd Lien/Senior Secured Debt - 0.1%
INK (BC) FINCO S.R.L. (dba Namirial)	Software	10.33%	E + 8.25% PIK	04/15/25	04/11/33	EUR	3,375	$3,840	$3,887	(7) (8) (9)
INK (BC) FINCO S.R.L. (dba Namirial)	Software	10.26%	E + 8.25% PIK	06/25/25	06/24/33	EUR	2,025	2,301	2,332	(7) (8) (9)
Total 2nd Lien/Senior Secured Debt								6,141	6,219
Total Italy								$34,492	$34,875
Luxembourg - 0.2%
1st Lien/Senior Secured Debt - 0.2%
Netrisk Group Luxco 4 S.à r.l.	Insurance	7.27%	E + 5.25%	11/15/25	02/05/32	EUR	13,200	$13,421	$15,280	(7) (8) (9)
Netrisk Group Luxco 4 S.à r.l.	Insurance		E + 5.25%	11/15/25	02/05/32	EUR	2,400	(21)	(42)	(7) (8) (9) (10)
Netrisk Group Luxco 4 S.à r.l.	Insurance	7.27%	E + 5.25%	11/15/25	02/05/32	EUR	1,000	354	189	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								13,754	15,427
Total Luxembourg								$13,754	$15,427
Netherlands - 0.0%
1st Lien/Senior Secured Debt - 0.0%
Unit4 Group Holding B.V.	Software		E + 4.50%		12/18/32	EUR	82,979	$—	$—	(7) (9) (10)
Unit4 Group Holding B.V.	Software		E + 4.50%		12/18/32	EUR	10,372	—	—	(7) (9) (10)
Unit4 Group Holding B.V.	Software		E + 4.50%		12/18/32	EUR	7,779	—	—	(7) (9) (10)
Total 1st Lien/Senior Secured Debt								—	—
Total Netherlands								$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date(5)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Sweden - 1.0%
1st Lien/Senior Secured Debt - 1.0%
OMEGA II AB (dba Fortnox)	Software	6.12%	STIBOR + 4.25%		06/17/32	SEK	139,883	$14,386	$15,118	(7) (8) (9)
OMEGA II AB (dba Fortnox)	Software		STIBOR + 4.25%		06/17/32	SEK	37,895	10	(21)	(7) (8) (9) (10)
Runner Bidco AB (dba nShift)	Software	6.87%	STIBOR + 5.00%		08/21/30	SEK	302,827	31,679	32,728	(7) (8) (9)
Runner Bidco AB (dba nShift)	Software	9.14%	N + 5.00%		08/21/30	NOK	99,288	9,767	9,801	(7) (8) (9)
Runner Bidco AB (dba nShift)	Software	7.02%	E + 5.00%		08/21/30	EUR	24,822	28,752	28,806	(7) (8) (9)
Runner Bidco AB (dba nShift)	Software		E + 5.00%		08/21/30	EUR	12,411	(101)	(91)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								84,493	86,341
Total Sweden								$84,493	$86,341
Switzerland - 0.6%
1st Lien/Last-Out Unitranche (11) - 0.6%
Esperanto BidCo AG (dba BSI Software)	Software	5.75%	SARON + 5.75%		09/27/31	CHF	24,087	$29,796	$29,953	(7) (8) (9)
Esperanto BidCo AG (dba BSI Software)	Software	5.75%	SARON + 5.75%		09/27/31	CHF	9,074	10,559	11,284	(7) (8) (9)
Esperanto BidCo AG (dba BSI Software)	Software	7.77%	E + 5.75%		09/27/31	EUR	6,929	7,526	8,021	(7) (8) (9)
Esperanto BidCo AG (dba BSI Software)	Software	5.75%	SARON + 5.75%		09/27/31	CHF	2,561	2,981	3,185	(7) (8) (9)
Total 1st Lien/Last-Out Unitranche								50,862	52,443
Total Switzerland								$50,862	$52,443
United Arab Emirates - 0.0%
1st Lien/Senior Secured Debt - 0.0%
GEMS Topco Limited (dba GEMS Education)	Diversified Consumer Services		S + 4.25%	11/15/25	11/15/28		30,000	$—	$—	(7) (9) (10)
GEMS Topco Limited (dba GEMS Education)	Diversified Consumer Services		S + 11.50% PIK	11/15/25	11/15/28		30,000	—	—	(7) (9) (10)
Total 1st Lien/Senior Secured Debt								—	—
Total United Arab Emirates								$—	$—
United Kingdom - 4.7%
1st Lien/Senior Secured Debt - 4.4%
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.47%	SN + 7.50% (Incl. 0.50% PIK)		07/25/28	GBP	14,539	$18,951	$19,010	(8) (9)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.47%	SN + 7.50% (Incl. 0.50% PIK)		07/25/28	GBP	8,583	11,138	11,222	(8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.93%	B + 5.25%	10/04/24	10/06/31	AUD	16,301	10,890	10,878	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.19%	B + 5.25%	09/13/24	10/06/31	GBP	15,214	13,958	14,452	(7) (8) (9) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	7.51%	C + 5.25%	09/13/24	10/06/31	CAD	14,958	10,822	10,898	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	11.72%	SN + 8.00% PIK	09/13/24	10/04/32	GBP	14,127	18,277	18,662	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.10%	S + 5.25%	09/13/24	10/06/31		9,635	9,468	9,635	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	11.72%	SN + 8.00% PIK	09/13/24	10/04/32	GBP	8,348	10,801	11,027	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.22%	SN + 5.25%	09/13/24	10/06/31	GBP	8,266	10,661	11,142	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.22%	SN + 5.25%	09/13/24	10/06/31	GBP	5,984	7,717	8,066	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.10%	S + 5.25%	09/13/24	10/06/31		4,665	4,585	4,666	(7) (8) (9)
Consilio Midco Limited (dba Cyncly)	Software	6.77%	E + 4.75%	04/08/25	04/16/32	EUR	59,423	66,953	69,136	(7) (8) (9)
Consilio Midco Limited (dba Cyncly)	Software	8.42%	S + 4.75%	04/08/25	04/16/32		56,779	56,255	56,211	(7) (8) (9)
Consilio Midco Limited (dba Cyncly)	Software	8.42%	S + 4.75%	04/08/25	04/16/32		34,997	34,673	34,647	(7) (8) (9)
Consilio Midco Limited (dba Cyncly)	Software		S + 4.75%	04/08/25	04/16/32		19,808	(192)	(198)	(7) (8) (9) (10)
Consilio Midco Limited (dba Cyncly)	Software		S + 4.75%	04/08/25	04/16/32		13,205	—	(132)	(7) (8) (9) (10)
SI Swan UK Bidco Limited (dba Sapiens International)	Software	8.59%	S + 4.75%		12/16/32		91,320	90,870	90,863	(7) (9)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%		12/16/32		15,836	(39)	(40)	(7) (9) (10)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%		06/17/26		13,724	—	—	(7) (9) (10)
Total 1st Lien/Senior Secured Debt								375,788	380,145
2nd Lien/Senior Secured Debt - 0.3%
Consilio IntermediateCo Limited (dba Cyncly)	Software	11.23%	S + 7.50% PIK	04/08/25	04/14/33		15,385	$15,182	$15,154	(7) (8) (9)
Consilio IntermediateCo Limited (dba Cyncly)	Software	9.60%	E + 7.50% PIK	04/08/25	04/14/33	EUR	10,393	11,674	12,061	(7) (8) (9)
Consilio IntermediateCo Limited (dba Cyncly)	Software	11.82%	S + 7.50% PIK	04/08/25	04/14/33		6,620	17	(82)	(7) (8) (9) (10)
Total 2nd Lien/Senior Secured Debt								26,873	27,133
Total United Kingdom								$402,661	$407,278

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
United States - 163.3%
1st Lien/Senior Secured Debt - 159.7%
Bleriot US Bidco Inc.	Aerospace & Defense	6.17%	S + 2.50%	10/31/30	$24,050	$24,080	$24,160
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.13%	S + 5.25% (incl. 1.50% PIK)	01/09/30	42,380	41,610	41,533	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.13%	S + 5.25% (incl. 1.50% PIK)	01/09/30	5,784	5,725	5,668	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.85%	S + 5.00% (incl. 1.50% PIK)	01/09/28	5,670	776	737	(7) (8) (10)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.12%	S + 5.25% (incl. 1.50% PIK)	01/09/30	2,583	2,557	2,532	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.94%	S + 5.00% (incl. 1.50% PIK)	01/09/30	1,465	1,456	1,436	(7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.67%	S + 5.00%	09/30/31	24,203	23,986	24,082	(7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	9,775	(47)	(49)	(7) (8) (10)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	5,755	(55)	(29)	(7) (8) (10)
Propulsion (BC) Finco S.a.r.l.	Aerospace & Defense	6.17%	S + 2.50%	09/14/29	12,938	13,005	12,993	(9)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.39%	S + 5.50%	04/19/30	11,171	11,000	10,948	(7) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/19/30	1,763	(27)	(35)	(7) (8) (10)
eShipping, LLC	Air Freight & Logistics	8.19%	S + 4.50%	12/23/32	124,944	124,321	124,319	(7)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	47,149	(117)	(118)	(7) (10)
eShipping, LLC	Air Freight & Logistics	8.19%	S + 4.50%	12/23/32	15,248	1,830	1,830	(7) (10)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	8,326	(41)	(42)	(7) (10)
Rand Parent, LLC	Air Freight & Logistics	6.67%	S + 3.00%	03/18/30	3,235	3,232	3,241
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.42%	S + 4.75%	08/02/32	112,223	111,151	111,101	(7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	34,354	(162)	(172)	(7) (10)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	07/30/32	13,369	(126)	(134)	(7) (10)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	3,808	(36)	(38)	(7) (10)
Clarios Global LP	Automobile Components	6.47%	S + 2.75%	01/28/32	16,434	16,361	16,495
Clarios Global LP	Automobile Components	6.22%	S + 2.50%	05/06/30	9,026	9,065	9,027
Dealer Tire Financial, LLC	Automobile Components	6.72%	S + 3.00%	07/02/31	5,173	5,162	5,167
DexKo Global Inc.	Automobile Components	7.58%	S + 3.75%	10/04/28	1,935	1,917	1,918	(9)
Mavis Tire Express Services Corp.	Automobile Components	6.72%	S + 3.00%	05/04/28	9,890	9,912	9,922	(12)
American Builders & Contractors Supply Co., Inc.	Building Products	5.47%	S + 1.75%	01/31/31	29,695	29,781	29,796
Chamberlain Group Inc	Building Products	6.47%	S + 2.75%	09/08/32	22,625	22,655	22,658
Icebox Holdco III, Inc.	Building Products	6.92%	S + 3.25%	12/22/31	21,659	21,713	21,822
MI Windows and Doors, LLC	Building Products	6.47%	S + 2.75%	03/28/31	14,261	14,374	14,257
Potters Industries, LLC	Building Products		S + 2.50%	12/09/32	2,900	2,898	2,911	(12)
Quikrete Holdings, Inc.	Building Products	5.97%	S + 2.25%	03/19/29	27,620	27,685	27,712
Quikrete Holdings, Inc.	Building Products	5.97%	S + 2.25%	04/14/31	7,938	7,949	7,958
Quikrete Holdings, Inc.	Building Products	5.97%	S + 2.25%	02/10/32	3,114	3,088	3,123
Standard Industries, Inc.	Building Products	5.48%	S + 1.75%	09/22/28	28,001	28,087	28,094	(12)
Tecta America Corp.	Building Products	6.47%	S + 2.75%	02/18/32	2,686	2,700	2,694	(12)
White Cap Buyer LLC	Building Products	6.97%	S + 3.25%	10/19/29	14,879	14,848	14,936
Cube Industrials Buyer Inc	Capital Goods	6.85%	S + 3.00%	10/17/31	21,210	21,271	21,333
AAP Buyer Inc.	Chemicals	6.47%	S + 2.75%	09/09/31	7,128	7,167	7,150
Albaugh, LLC	Chemicals	7.47%	S + 3.75%	04/06/29	2,211	2,208	2,163
Formulations Parent Corporation (dba Chase Corp)	Chemicals	7.93%	S + 4.00%	04/09/32	99,750	97,913	99,376
Illuminate Buyer, LLC	Chemicals	6.22%	S + 2.50%	12/31/29	32,231	32,260	32,242
INEOS Quattro Holdings UK Ltd	Chemicals	7.97%	S + 4.25%	10/07/31	1,894	1,894	1,255	(9)
Innophos, Inc.	Chemicals	8.08%	S + 4.25%	03/16/29	11,837	11,822	11,541
Olympus Water US Holding Corporation	Chemicals	6.67%	S + 3.00%	06/20/31	16,379	16,352	16,221
Olympus Water US Holding Corporation	Chemicals		S + 3.00%	11/03/32	2,000	2,000	1,986	(12)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Paint Intermediate III, LLC	Chemicals		S + 3.00%	10/09/31		$1,421	$1,418	$1,427	(12)
SCIH Salt Holdings, Inc.	Chemicals	6.52%	S + 2.75%	01/31/29		5,175	5,204	5,183	(12)
Sparta U.S. HoldCo LLC	Chemicals	6.86%	S + 3.00%	08/02/30		12,052	12,043	11,941
W.R. Grace & Co.-Conn.	Chemicals	6.69%	S + 3.00%	08/19/32		8,479	8,445	8,471
AlixPartners, LLP	Commercial Services & Supplies	5.72%	S + 2.00%	08/12/32		31,875	31,947	31,909
Allied Universal Holdco LLC	Commercial Services & Supplies	6.97%	S + 3.25%	08/20/32		11,322	11,338	11,373
Amentum Government Services Holdings LLC	Commercial Services & Supplies	5.72%	S + 2.00%	09/29/31		2,951	2,954	2,955	(9)
BEP Intermediate Holdco LLC (dba Buyers Edge)	Commercial Services & Supplies	6.47%	S + 2.75%	04/25/31		7,637	7,695	7,694
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29		14,915	14,726	14,840	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.57%	S + 5.75%	08/01/29		5,555	5,482	5,388	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.57%	S + 5.75%	08/01/29		4,745	1,223	1,121	(7) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29		4,532	4,467	4,509	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29		3,476	1,324	1,353	(7) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29		2,249	2,219	2,237	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies		S + 6.50%	08/01/29		1,671	(12)	(50)	(7) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29		750	739	746	(7) (8)
Edko, LLC	Commercial Services & Supplies	8.42%	S + 4.75%	10/02/31		37,125	36,766	36,754	(7)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31		13,200	(63)	(66)	(7) (10)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31		6,600	(63)	(66)	(7) (10)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.44%	S + 4.75%	09/24/31		13,646	13,490	13,509	(7) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.55%	S + 4.75%	09/24/31		7,817	2,447	2,462	(7) (8) (10)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.74%	S + 4.75%	09/24/31		3,909	735	743	(7) (8) (10)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		146,063	144,766	144,603	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		59,814	22,914	22,720	(7) (8) (10)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		47,837	47,408	47,359	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		42,858	42,459	42,430	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	10.47%	S + 6.75% (Incl. 2.00% PIK)	03/04/32		33,979	33,639	33,639	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32		24,528	(218)	(245)	(7) (8) (10)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.42%	S + 4.75%	12/17/32		162,005	161,500	161,497	(7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.42%	S + 4.75%	12/17/32		46,646	46,394	46,392	(7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 4.75%	12/17/32		30,599	(105)	(106)	(7) (10)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.42%	S + 4.75%	12/17/32		28,713	28,415	28,413	(7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.44%	S + 4.75%	12/17/32		11,962	2,088	2,088	(7) (10)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 4.75%	12/17/32		8,556	(51)	(51)	(7) (10)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.44%	S + 4.75%	12/17/32		4,371	745	745	(7) (10)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.23%	S + 5.50% (Incl. 2.75% PIK)	08/22/31		100,463	98,380	99,207	(7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.73%	S + 5.00%	08/22/30		11,500	3,569	3,594	(7) (8) (10)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.73%	S + 5.00%	08/22/31		5,729	4,661	4,680	(7) (8) (10)
Madison IAQ LLC	Commercial Services & Supplies	6.70%	S + 2.50%	06/21/28		21,050	21,101	21,140
Madison IAQ LLC	Commercial Services & Supplies	6.64%	S + 2.75%	11/08/32		5,566	5,525	5,597
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.02%	S + 6.25% (Incl. 2.75% PIK)	12/05/31		12,629	12,466	12,439	(7) (8) (9)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.22%	SN + 6.25% (Incl. 2.75% PIK)	12/05/31	GBP	5,351	6,731	7,104	(7) (8) (9)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	8.28%	E + 6.25% (Incl. 2.75% PIK)	12/05/31	EUR	4,780	4,999	5,533	(7) (8) (9)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.15%	SN + 6.25% (Incl. 2.75% PIK)	12/05/31	GBP	1,346	1,793	1,787	(7) (8) (9)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies		SN + 6.25% (Incl. 2.75% PIK)	12/05/31	GBP	1,084	103	(22)	(7) (8) (9) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	8.21%	S + 4.50%	12/16/32		$93,525	$93,060	$93,057	(7)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies		S + 4.50%	12/16/32		25,800	(64)	(64)	(7) (10)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies		S + 4.50%	12/16/32		12,900	(64)	(64)	(7) (10)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.85%	S + 5.25% (Incl. 2.88% PIK)	12/15/31		108,721	107,787	108,177	(7) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.61%	S + 4.75%	12/15/31		34,537	4,234	4,231	(7) (8) (10)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.62%	S + 4.75%	12/15/31		14,678	3,932	3,985	(7) (8) (10)
Thevelia (US), LLC	Commercial Services & Supplies	6.67%	S + 3.00%	06/18/29		3,483	3,499	3,492	(9)
USA DeBusk, LLC	Commercial Services & Supplies	9.00%	S + 5.25%	04/30/31		107,087	105,896	106,551	(7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.12%	S + 5.25%	04/30/31		32,072	4,952	5,006	(7) (8) (10)
USA DeBusk, LLC	Commercial Services & Supplies	9.06%	S + 5.25%	04/30/30		12,047	11,717	11,786	(7) (8) (10)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	04/30/30		6,522	(44)	(33)	(7) (8) (10)
Vaco Holdings, LLC	Commercial Services & Supplies	8.82%	S + 5.00%	01/22/29		2,032	2,000	1,650
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.72%	S + 6.00%	05/01/29		115,510	114,837	113,777	(7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.72%	S + 6.00%	05/01/29		12,105	7,357	7,254	(7) (8) (10)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 6.00%	05/01/29		8,151	(93)	(122)	(7) (8) (10)
Wand NewCo 3, Inc.	Commercial Services & Supplies	6.22%	S + 2.50%	01/30/31		11,027	11,075	11,033
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.51%	S + 4.75%	08/05/32		18,981	18,809	18,791	(7) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		5,796	(27)	(58)	(7) (8) (10)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		5,071	(48)	(51)	(7) (8) (10)
Brown Group Holding, LLC	Construction & Engineering	6.56%	S + 2.75%	07/01/31		14,667	14,699	14,732
Brown Group Holding, LLC	Construction & Engineering	6.22%	S + 2.50%	07/01/31		10,758	10,766	10,807
Chromalloy Corporation	Construction & Engineering	7.23%	S + 3.25%	03/27/31		19,809	19,698	19,908
DG Investment Intermediate Holdings 2, Inc.	Construction & Engineering	7.47%	S + 3.75%	07/09/32		8,596	8,621	8,596
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.40%	S + 4.50%	10/15/31		38,313	37,981	38,121	(7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.29%	S + 4.50%	10/15/31		14,190	6,862	6,882	(7) (8) (10)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.32%	S + 4.50%	10/15/31		5,321	1,197	1,215	(7) (8) (10)
KKR Apple Bidco, LLC	Construction & Engineering	6.22%	S + 2.50%	09/23/31		28,270	28,253	28,408
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.62%	S + 5.00%	10/24/30		48,113	47,812	47,873	(7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.60%	B + 5.00%	10/24/30	AUD	47,597	31,240	31,605	(7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		S + 5.00%	10/24/30		4,811	(34)	(24)	(7) (8) (9) (10)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.17%	S + 4.50%	08/29/31		27,955	27,836	27,815	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.17%	S + 4.50%	08/29/31		9,125	9,067	9,079	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,070	(17)	(20)	(7) (8) (10)
TRC Companies LLC	Construction & Engineering	6.72%	S + 3.00%	12/08/28		21,224	21,307	21,270
Smyrna Ready Mix Concrete, LLC	Construction Materials	6.72%	S + 3.00%	04/02/29		4,987	5,000	5,012
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	9.67%	S + 6.00%	10/04/30		70,828	69,502	69,234	(7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		8,410	(139)	(189)	(7) (8) (10)
IRB Holding Corp.	Consumer Staples Distribution & Retail	6.22%	S + 2.50%	12/15/27		10,879	10,887	10,900
Berlin Packaging LLC	Containers & Packaging	7.11%	S + 3.25%	06/07/31		9,900	9,930	9,919	(12)
Charter Next Generation, Inc.	Containers & Packaging	6.50%	S + 2.75%	11/29/30		45,396	45,373	45,461	(12)
Clydesdale Acquisition Holdings, Inc.	Containers & Packaging	6.89%	S + 3.18%	04/13/29		14,488	14,485	14,490
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	9.15%	S + 5.25%	11/01/30		74,231	73,290	73,118	(7) (8)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		8,719	(106)	(131)	(7) (8) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
Precision Concepts Parent Inc.	Containers & Packaging	8.57%	S + 4.75%	08/02/32	$7,841	$7,772	$7,763	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.59%	S + 4.75%	08/02/32	5,726	5,670	5,669	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.59%	S + 4.75%	08/02/32	3,884	3,846	3,845	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.57%	S + 4.75%	08/02/32	3,423	3,392	3,388	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.59%	S + 4.75%	08/02/32	3,162	276	275	(7) (8) (10)
Pregis TopCo Corporation	Containers & Packaging	7.72%	S + 4.00%	02/01/29	14,890	14,957	15,004
Proampac PG Borrower LLC	Containers & Packaging	7.89%	S + 4.00%	09/15/28	16,945	17,019	16,954
TricorBraun Holdings, Inc.	Containers & Packaging	6.97%	S + 3.25%	03/03/31	9,057	9,024	8,746
Trident TPI Holdings, Inc.	Containers & Packaging	7.42%	S + 3.75%	09/15/28	7,475	7,554	7,166
BCPE Empire Holdings, Inc.	Distributors	6.97%	S + 3.25%	12/11/30	5,145	5,158	5,083
CD&R Hydra Buyer Inc.	Distributors	7.82%	S + 4.00%	03/25/31	13,376	13,472	13,359
DFS Holding Company, Inc.	Distributors	11.17%	S + 7.50% (Incl. 5.00% PIK)	01/31/29	44,155	43,256	41,947	(8)
DFS Holding Company, Inc.	Distributors	11.17%	S + 7.50% (Incl. 5.00% PIK)	01/31/29	3,236	3,171	3,074	(8)
Fluid-Flow Products, Inc.	Distributors	6.97%	S + 3.25%	03/31/28	20,142	20,209	20,208	(12)
Veritiv Corporation	Distributors	7.67%	S + 4.00%	12/02/30	5,615	5,595	5,608
Windsor Holdings III, LLC	Distributors	6.47%	S + 2.75%	08/01/30	15,510	15,510	15,533
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.67%	S + 6.00%	04/26/29	24,233	23,851	23,566	(7) (8) (13)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.89%	S + 6.00%	04/26/29	11,390	5,144	5,017	(7) (8) (10) (13)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.81%	S + 6.00%	04/26/29	2,278	2,172	2,147	(7) (8) (10) (13)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.69%	S + 5.00%	06/06/31	116,794	116,176	116,210	(7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	56,751	(260)	(284)	(7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	11,693	(90)	(58)	(7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.68%	S + 5.00%	06/06/31	10,010	5,381	5,563	(7) (8) (10)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	8.82%	S + 5.00%	11/01/28	50,881	49,488	50,626	(8)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28	4,949	(127)	(25)	(8) (10)
Curriculum Associates, LLC	Diversified Consumer Services	8.47%	S + 4.75%	05/07/32	257,069	255,592	255,784	(7)
Curriculum Associates, LLC	Diversified Consumer Services	8.49%	S + 4.75%	05/07/32	168,784	100,485	100,426	(7) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.25%	12/21/29	8,386	(84)	(84)	(7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.01%	S + 5.25%	12/21/29	6,217	5,667	5,720	(7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29	5,075	5,048	5,024	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29	1,645	1,637	1,629	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29	553	550	547	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29	549	546	544	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29	545	543	540	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.25%	12/21/29	270	(3)	(3)	(7) (8) (10)
Genuine Financial Holdings, LLC	Diversified Consumer Services	6.97%	S + 3.25%	09/27/30	12,890	12,875	10,812
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	6.97%	S + 3.25%	12/15/28	5,929	5,959	5,722
Southeast Mechanical, LLC	Diversified Consumer Services	9.83%	S + 6.00%	07/06/27	15,341	3,625	3,611	(8) (10) (13)
Southeast Mechanical, LLC	Diversified Consumer Services	9.83%	S + 6.00%	07/06/27	3,378	3,368	3,352	(8) (13)
Southeast Mechanical, LLC	Diversified Consumer Services	9.83%	S + 6.00%	07/06/27	2,370	2,364	2,352	(8) (13)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27	600	(4)	(4)	(8) (10) (13)
Splash Car Wash, Inc.	Diversified Consumer Services	8.67%	S + 5.00%	03/17/32	26,464	26,294	26,265	(7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	4,125	(27)	(31)	(7) (8) (10)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	2,640	(22)	(20)	(7) (8) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
Spotless Brands, LLC	Diversified Consumer Services	8.86%	S + 5.00%	07/25/28	$60,141	$8,335	$7,334	(7) (8) (10)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28	42,239	42,282	42,028	(7) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28	6,549	6,555	6,516	(7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.96%	S + 5.00%	05/01/31	59,402	58,946	58,808	(7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.90%	S + 5.00%	05/01/31	15,608	11,106	11,058	(7) (8) (10)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	9,154	(70)	(92)	(7) (8) (10)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.07%	S + 6.25%	08/15/30	25,930	25,516	25,800	(7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.08%	S + 6.25%	08/15/30	11,063	4,066	4,106	(7) (8) (10)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30	1,368	(19)	(7)	(7) (8) (10)
Citadel Securities LP	Diversified Financial Services	5.67%	S + 2.00%	10/31/31	35,353	35,417	35,525	(12)
Lightning Power LLC	Electric Utilities	5.97%	S + 2.25%	12/31/99	14,133	14,221	14,192	(12)
Pike Corporation	Electric Utilities	8.20%	S + 4.50%	12/31/99	209,202	209,202	209,202	(7)
Pike Corporation	Electric Utilities		S + 4.50%	12/31/99	45,479	—	—	(7) (10)
Pike Corporation	Electric Utilities		S + 4.50%	12/31/99	30,319	—	—	(7) (10)
LSF12 Crown US Commercial Bidco LLC	Electrical Equipment	7.37%	S + 3.50%	12/31/99	24,854	24,989	24,986
Nvent Electric Public Limited Company	Electrical Equipment	6.84%	S + 3.00%	12/31/99	14,168	14,216	14,252
Spectris PLC	Electrical Equipment	6.58%	S + 2.75%	12/31/99	8,500	8,535	8,532	(12)
Trystar, LLC	Electrical Equipment	8.09%	S + 4.25%	12/31/99	24,865	24,655	24,616	(7) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	12/31/99	15,486	—	—	(7) (10)
Trystar, LLC	Electrical Equipment	8.09%	S + 4.25%	12/31/99	12,543	2,850	2,790	(7) (8) (10)
Trystar, LLC	Electrical Equipment		S + 4.25%	12/31/99	10,409	(51)	(83)	(7) (8) (10)
Trystar, LLC	Electrical Equipment	8.09%	S + 4.25%	12/31/99	9,946	9,861	9,847	(7) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	12/31/99	5,162	—	—	(7) (10)
GIP Pilot Acquisition Partners LP	Energy Equipment & Services	5.94%	S + 2.00%	12/31/99	28,353	28,451	28,384
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.17%	S + 4.50%	12/31/99	214,170	213,100	213,099	(7)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services		S + 4.50%	12/31/99	71,390	(178)	(178)	(7) (10)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.17%	S + 4.50%	12/31/99	26,940	1,886	1,886	(7) (10)
WhiteWater DBR HoldCo, LLC	Energy Equipment & Services	5.94%	S + 2.25%	12/31/99	28,359	28,495	28,501	(12)
Whitewater Whistler Holdings, LLC	Energy Equipment & Services	5.44%	S + 1.75%	12/31/99	27,869	27,914	27,753	(12)
Arcis Golf LLC	Entertainment	6.47%	S + 2.75%	12/31/99	21,629	21,744	21,656
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	9.79%	S + 6.00%	12/31/99	3,302	3,301	3,286	(8)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/99	367	(2)	(2)	(8) (10)
EOC Borrower, LLC	Entertainment	6.72%	S + 3.00%	12/31/99	5,661	5,703	5,686
Fender Musical Instruments Corporation	Entertainment	7.82%	S + 4.00%	12/31/99	2,763	2,743	2,487
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/31/99	52,254	51,920	51,993	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/31/99	7,744	7,686	7,705	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/31/99	6,959	(46)	(35)	(7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.77%	S + 5.00%	12/31/99	5,968	2,623	2,638	(7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.73%	S + 5.00%	12/31/99	2,279	2,250	2,267	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/31/99	1,461	(6)	(7)	(7) (8) (10)
AllSpring Buyer, LLC	Financial Services	6.69%	S + 3.00%	12/31/99	16,956	16,962	17,036
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.34%	S + 4.50%	12/31/99	39,595	39,244	39,199	(7) (8)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	12/31/99	4,949	(46)	(49)	(7) (8) (10)
Bottomline Technologies, Inc.	Financial Services	8.17%	S + 4.50%	12/31/99	76,795	76,795	76,795	(7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.83%	S + 6.00%	12/31/99	6,228	6,196	6,181	(8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.83%	S + 6.00%	12/31/99	249	39	40	(8) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date(5)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Celero Commerce LLC	Financial Services	8.70%	S + 5.00%		02/28/31		$104,838	$104,139	$104,052	(7) (8)
Celero Commerce LLC	Financial Services	8.60%	S + 5.00%		02/28/31		24,962	2,848	2,742	(7) (8) (10)
Celero Commerce LLC	Financial Services		S + 5.00%		02/28/31		8,321	(54)	(62)	(7) (8) (10)
Computer Services, Inc.	Financial Services	8.17%	S + 4.50%		11/17/31		210,261	210,232	210,231	(7)
Computer Services, Inc.	Financial Services		S + 4.50%		11/17/31		21,460	(52)	(54)	(7) (10)
Computer Services, Inc.	Financial Services		S + 4.50%		11/17/31		13,333	(32)	(33)	(7) (10)
Coretrust Purchasing Group LLC	Financial Services	8.72%	S + 5.00%		10/01/29		62,430	61,323	62,118	(8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.00%		10/01/29		7,459	(106)	(37)	(8) (10)
Coretrust Purchasing Group LLC	Financial Services		S + 5.00%		10/01/29		2,609	(12)	(13)	(8) (10)
DRW Holdings, LLC	Financial Services	7.22%	S + 3.50%		06/26/31		10,614	10,621	10,442
Edelman Financial Center, LLC	Financial Services	6.72%	S + 3.00%		04/07/28		24,031	24,097	24,134	(12)
Eisner Advisory Group LLC	Financial Services	7.72%	S + 4.00%		02/28/31		18,166	18,291	18,268	(12)
Focus Financial Partners, LLC	Financial Services	6.22%	S + 2.50%		09/15/31		21,222	21,212	21,253
Franklin Square Holdings, L.P.	Financial Services	5.97%	S + 2.25%		04/25/31		28,467	28,588	27,613
Fullsteam Operations LLC	Financial Services	9.11%	S + 5.25%		08/08/31		177,307	175,664	175,534	(7) (8)
Fullsteam Operations LLC	Financial Services		S + 5.25%		08/08/31		59,102	(277)	(591)	(7) (8) (10)
Fullsteam Operations LLC	Financial Services		S + 5.25%		08/08/31		19,701	(185)	(197)	(7) (8) (10)
HighTower Holdings LLC	Financial Services	6.65%	S + 2.75%		02/03/32		7,456	7,483	7,461
Jane Street Group, LLC	Financial Services	5.82%	S + 2.00%		12/15/31		23,884	23,655	23,754
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.17%	S + 7.50% (Incl. 4.50% PIK)		06/01/28		6,416	5,909	5,838	(8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.17%	S + 7.50% (Incl. 4.50% PIK)		06/01/28		1,347	1,241	1,226	(8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.22%	S + 5.50%		09/26/30		35,726	35,410	35,369	(7) (8) (9)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%		09/26/30		1,990	(19)	(20)	(7) (8) (9) (10)
NEXUS Buyer LLC	Financial Services	7.22%	S + 3.50%		07/31/31		5,143	5,142	5,066
Priority Holdings, LLC (dba Priority Payment)	Financial Services	7.47%	S + 3.75%		07/30/32		182,319	181,748	178,627	(9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	8.97%	S + 5.25%		02/24/31		43,094	42,815	42,878	(7) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%		02/24/31		6,250	(43)	(31)	(7) (8) (10)
Chobani, LLC	Food Products	5.97%	S + 2.25%		10/28/32		21,561	21,661	21,647
Eagle Family Foods Group LLC	Food Products	8.79%	S + 5.00%		08/12/30		182,022	180,541	180,202	(7) (8)
Eagle Family Foods Group LLC	Food Products		S + 5.00%		08/12/30		22,753	(176)	(228)	(7) (8) (10)
Froneri International Ltd.	Food Products	6.45%	S + 2.25%		09/30/31		804	800	803	(9)
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	Food Products		6.63%	10/26/25	11/03/32		120,700	—	—	(7) (9) (10)
PFI Lower Midco LLC	Food Products	7.87%	S + 4.00%		12/01/32		2,150	2,129	2,163
Rubix Foods, LLC	Food Products	8.47%	S + 4.75%		04/30/31		42,521	42,134	42,096	(7)
Rubix Foods, LLC	Food Products		S + 4.75%		04/30/31		3,300	(29)	(33)	(7) (10)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.42%	S + 4.75%		12/11/30		105,840	104,476	104,782	(7) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%		12/11/30		17,538	(218)	(175)	(7) (8) (10)
Kenan Advantage Group, Inc.	Ground Transportation	6.97%	S + 3.25%		01/25/29		6,569	6,576	6,502
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.32%	E + 5.25%		11/28/31	EUR	25,290	27,118	29,126	(7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		E + 5.25%		11/28/31		15,754	(144)	(315)	(7) (8) (10)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.32%	E + 5.25%		11/28/31		12,695	9,284	9,140	(7) (8) (10)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.07%	S + 5.25%		11/28/31		9,309	9,145	9,123	(7) (8)
Medline Borrower, LP	Health Care Equipment & Supplies	5.47%	S + 1.75%		10/23/28		4,954	4,970	4,968	(9)
Zeus Company LLC	Health Care Equipment & Supplies	9.67%	S + 6.00% (Incl. 3.00% PIK)		02/28/31		81,386	80,175	76,503	(7) (8)
Zeus Company LLC	Health Care Equipment & Supplies	9.17%	S + 6.00% (Incl. 3.00% PIK)		02/28/31		15,093	7,327	6,618	(7) (8) (10)
Zeus Company LLC	Health Care Equipment & Supplies		S + 6.00% (Incl. 3.00% PIK)		02/28/30		11,354	(162)	(681)	(7) (8) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
Advarra Holdings, Inc.	Health Care Providers & Services	8.22%	S + 4.50%	09/15/31	$76,061	$75,736	$75,681	(7) (8)
Advarra Holdings, Inc.	Health Care Providers & Services	8.22%	S + 4.50%	09/15/31	41,370	41,193	41,163	(7) (8)
Advarra Holdings, Inc.	Health Care Providers & Services	8.22%	S + 4.50%	09/15/31	20,496	20,396	20,393	(7) (8)
Advarra Holdings, Inc.	Health Care Providers & Services		S + 4.50%	09/15/31	7,087	(15)	(35)	(7) (8) (10)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.72%	S + 5.00%	08/07/31	64,512	63,908	63,867	(7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	5,589	(68)	(56)	(7) (8) (10)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	2,487	(50)	(25)	(7) (8) (10)
Electron BidCo, Inc.	Health Care Providers & Services	6.22%	S + 2.50%	11/01/28	10,918	10,959	10,968
Global Medical Response, Inc.	Health Care Providers & Services	7.38%	S + 3.50%	10/01/32	12,750	12,798	12,822	(12)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.57%	S + 5.75%	06/13/28	12,655	12,491	12,529	(7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 5.75%	06/13/28	6,395	(63)	(64)	(7) (8) (10)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 5.75%	06/13/28	1,442	(19)	(14)	(7) (8) (10)
LifePoint Health, Inc.	Health Care Providers & Services	7.33%	S + 3.50%	05/19/31	3,679	3,679	3,681
Lumexa Imaging, Inc.	Health Care Providers & Services	6.70%	S + 3.00%	12/13/32	3,800	3,791	3,817
Netsmart Technologies, Inc.	Health Care Providers & Services	8.92%	S + 5.20% (Incl. 2.70% PIK)	08/25/31	183,518	181,945	181,683	(7) (8)
Netsmart Technologies, Inc.	Health Care Providers & Services	8.92%	S + 5.20% (Incl. 2.70% PIK)	08/25/31	61,676	61,374	61,059	(7) (8)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 5.20% (Incl. 2.70% PIK)	08/25/31	24,158	(206)	(242)	(7) (8) (10)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 5.20% (Incl. 2.70% PIK)	08/25/31	23,684	(104)	(237)	(7) (8) (10)
Onex TSG Intermediate Corp.	Health Care Providers & Services	7.59%	S + 3.75%	08/06/32	4,850	4,827	4,874
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services	8.55%	S + 4.75%	07/09/32	275,249	271,831	272,497	(7) (8)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services	8.34%	S + 4.50%	07/09/32	50,080	900	1,088	(7) (8) (10)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 4.75%	07/09/32	31,816	(386)	(318)	(7) (8) (10)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services	8.22%	SN + 4.50%	07/09/32	25,189	24,821	24,938	(7) (8)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 4.75%	07/09/32	14,594	(71)	(146)	(7) (8) (10)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 4.75%	07/09/32	14,238	—	(142)	(7) (8) (10)
SpecialtyCare, Inc.	Health Care Providers & Services	8.99%	S + 5.00%	12/18/29	137,885	137,593	137,196	(7) (8)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 5.00%	12/18/29	9,688	(33)	(48)	(7) (8) (10)
SpecialtyCare, Inc.	Health Care Providers & Services	8.84%	S + 5.00%	12/18/29	4,774	1,213	1,217	(7) (8) (10)
SpendMend Holdings LLC	Health Care Providers & Services	8.82%	S + 5.00%	03/01/28	3,367	3,366	3,351	(8)
SpendMend Holdings LLC	Health Care Providers & Services	8.82%	S + 5.00%	03/01/28	927	926	922	(8)
SpendMend Holdings LLC	Health Care Providers & Services	8.82%	S + 5.00%	03/01/28	456	74	74	(8) (10)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		S + 7.00% PIK	03/18/27	30,694	27,212	18,800	(7) (8) (13) (14)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	10.97%	S + 7.00% PIK	03/18/27	3,593	3,693	3,613	(7) (8) (10) (13) (15)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology	8.32%	S + 4.50%	08/02/32	24,584	24,525	24,523	(7) (8)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32	8,333	(10)	(21)	(7) (8) (10)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32	2,916	(7)	(7)	(7) (8) (10)
Athenahealth Group, Inc.	Health Care Technology	6.47%	S + 2.75%	02/15/29	8,478	8,470	8,487
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology	9.82%	S + 6.00%	08/28/30	215,577	211,498	211,265	(7) (8)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology		S + 6.00%	08/28/30	8,650	(161)	(173)	(7) (8) (10)
Businessolver.com, Inc.	Health Care Technology	8.17%	S + 4.50%	12/03/32	25,772	25,725	25,724	(7)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	3,859	(10)	(10)	(7) (10)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	1,719	(9)	(9)	(7) (10)
Cotiviti, Inc.	Health Care Technology	6.62%	S + 2.75%	05/01/31	85,432	83,217	81,944
Cotiviti, Inc.	Health Care Technology	6.62%	S + 2.75%	03/26/32	4,987	4,840	4,779

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
eResearch Technology, Inc. (dba Clario)	Health Care Technology	8.47%	S + 4.75%	01/20/32	$156,715	$155,355	$156,715	(7) (8)
eResearch Technology, Inc. (dba Clario)	Health Care Technology	8.47%	S + 4.75%	01/20/32	29,569	3,993	4,140	(7) (8) (10)
eResearch Technology, Inc. (dba Clario)	Health Care Technology	8.47%	S + 4.75%	01/20/32	26,021	25,790	26,021	(7) (8)
eResearch Technology, Inc. (dba Clario)	Health Care Technology		S + 4.75%	10/17/31	14,784	(127)	—	(7) (8) (10)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.57%	S + 5.00%	05/11/29	3,507	3,472	3,472	(8)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	400	(5)	(4)	(8) (10)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.99%	S + 5.00%	05/11/29	374	370	370	(8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.97%	S + 4.25%	05/19/32	96,268	95,841	95,786	(7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	50,667	(14)	(253)	(7) (10)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	20,267	(93)	(101)	(7) (10)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.72%	S + 6.00%	09/30/31	48,886	48,448	48,397	(7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.00%	09/30/31	6,984	(67)	(70)	(7) (8) (10)
WebPT, Inc.	Health Care Technology	10.17%	S + 6.25%	01/18/28	3,231	3,007	2,811	(8)
WebPT, Inc.	Health Care Technology	10.26%	S + 6.25%	01/18/28	278	222	206	(8) (10)
WebPT, Inc.	Health Care Technology	10.18%	S + 6.25%	01/18/28	233	217	203	(8)
Fertitta Entertainment, LLC	Hotels, Restaurants & Leisure	6.97%	S + 3.25%	01/27/29	5,650	5,653	5,648	(12)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.42%	S + 4.75%	12/31/31	50,226	49,599	49,598	(7)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure		S + 4.75%	12/31/31	7,930	(50)	(50)	(7) (10)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.42%	S + 4.75%	12/31/31	2,643	1,289	1,289	(7) (10)
Raising Cane's Restaurants, LLC	Hotels, Restaurants & Leisure	5.72%	S + 2.00%	09/18/31	20,287	20,400	20,318
Raising Cane's Restaurants, LLC	Hotels, Restaurants & Leisure	5.84%	S + 2.00%	11/03/32	925	926	927
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.99%	S + 5.00%	04/14/31	19,208	18,991	18,968	(7) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.94%	S + 5.00%	04/14/31	4,453	3,003	2,987	(7) (8) (10)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	2,228	(25)	(28)	(7) (8) (10)
Whatabrands LLC	Hotels, Restaurants & Leisure	6.22%	S + 2.50%	08/03/28	15,554	15,585	15,590	(12)
AI Aqua Merger Sub, Inc.	Household Durables	6.86%	S + 3.00%	07/31/28	4,135	4,137	4,143	(9)
CURiO Brands LLC	Household Products	8.92%	S + 5.25%	04/02/31	21,117	20,927	20,906	(7)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	3,451	(15)	(34)	(7) (10)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	1,725	(15)	(17)	(7) (10)
CPM Holdings, Inc.	Industrial Conglomerates	8.34%	S + 4.50%	09/28/28	11,324	11,187	11,255
Acrisure, LLC	Insurance	6.72%	S + 3.00%	11/06/30	20,888	20,832	20,849
Acrisure, LLC	Insurance	6.97%	S + 3.25%	06/21/32	7,381	7,392	7,378
Alliant Holdings Intermediate, LLC	Insurance	6.22%	S + 2.50%	09/19/31	25,450	25,458	25,500
AmWINS Group, Inc.	Insurance	5.97%	S + 2.25%	01/30/32	35,363	35,235	35,452
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.67%	S + 5.00%	07/24/31	60,239	59,805	59,938	(7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.67%	S + 5.00%	07/24/31	25,506	14,655	14,692	(7) (8) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.67%	S + 5.00%	07/24/30	4,741	1,482	1,493	(7) (8) (10)
Asurion LLC	Insurance	8.07%	S + 4.25%	08/19/28	10,154	10,189	10,167	(12)
Broadstreet Partners, Inc.	Insurance	6.47%	S + 2.75%	06/13/31	21,220	21,270	21,282
Galway Borrower LLC	Insurance	8.17%	S + 4.50%	09/29/28	44,819	44,508	44,371	(8)
Galway Borrower LLC	Insurance	8.17%	S + 4.50%	09/29/28	4,485	898	871	(8) (10)
Galway Borrower LLC	Insurance	8.19%	S + 4.50%	09/29/28	3,995	672	659	(8) (10)
Galway Borrower LLC	Insurance	8.17%	S + 4.50%	09/29/28	843	838	835	(8)
HUB International Limited	Insurance	6.12%	S + 2.25%	06/20/30	28,263	28,372	28,397

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.17%	S + 4.50%	11/22/32	$110,718	$110,172	$110,165	(7)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	11/22/32	18,660	(46)	(47)	(7) (10)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	11/22/32	16,421	(81)	(82)	(7) (10)
OneDigital Borrower, LLC	Insurance	6.72%	S + 3.00%	07/02/31	11,590	11,602	11,605
Sedgwick Claims Management Services, Inc.	Insurance	6.22%	S + 2.50%	07/31/31	17,907	17,974	17,959
Truist Insurance Holdings LLC	Insurance	6.42%	S + 2.75%	05/06/31	21,277	21,309	21,286	(12)
USI, Inc.	Insurance	5.92%	S + 2.25%	11/21/29	23,096	23,142	23,142
USI, Inc.	Insurance	5.92%	S + 2.25%	09/29/30	5,187	5,202	5,194
Ark Data Centers, LLC	IT Services	8.42%	S + 4.75%	11/27/30	59,783	58,762	57,990	(7) (8)
Ark Data Centers, LLC	IT Services	8.71%	S + 4.75%	11/27/30	35,167	7,725	7,033	(7) (8) (10)
Ark Data Centers, LLC	IT Services	8.72%	S + 4.75%	11/27/30	10,550	4,749	4,607	(7) (8) (10)
Boost Newco Borrower, LLC	IT Services	5.67%	S + 2.00%	01/31/31	35,661	35,837	35,683	(9)
Cloud Software Group, Inc.	IT Services	6.92%	S + 3.25%	03/21/31	14,174	14,221	14,185
Cloud Software Group, Inc.	IT Services	6.92%	S + 3.25%	08/13/32	9,875	9,902	9,881
CNT Holdings I Corp.	IT Services	6.09%	S + 2.25%	11/08/32	15,843	15,900	15,874
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.97%	S + 5.25%	10/02/29	38,340	37,801	38,148	(7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.97%	S + 5.25%	10/02/29	22,982	22,764	22,868	(7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	13,926	(165)	(70)	(7) (8) (10)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.97%	S + 5.25%	10/02/29	13,544	13,371	13,476	(7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	10,118	(83)	(51)	(7) (8) (10)
Ingram Micro, Inc.	IT Services	5.98%	S + 2.25%	09/22/31	10,378	10,417	10,424	(9)
Kaseya Inc.	IT Services	6.72%	S + 3.00%	03/20/32	17,421	17,392	17,423	(12)
MH Sub I, LLC	IT Services	7.97%	S + 4.25%	05/03/28	2,642	2,638	2,451
Plano HoldCo Inc.	IT Services	7.17%	S + 3.50%	10/02/31	10,849	10,846	10,497
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.17%	S + 4.50%	06/03/32	70,770	70,523	70,416	(7)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	17,700	(16)	(88)	(7) (10)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.22%	S + 4.50%	06/03/32	9,962	861	856	(7) (10)
US Signal Company, LLC	IT Services	9.37%	S + 5.50%	09/04/29	37,426	37,155	37,052	(7) (8)
US Signal Company, LLC	IT Services	9.52%	S + 5.50%	09/04/29	11,501	8,530	8,507	(7) (8) (10)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	5,758	(45)	(58)	(7) (8) (10)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.42%	S + 4.75%	01/22/29	15,044	15,007	14,968	(7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	1,716	(4)	(9)	(7) (8) (10)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.42%	S + 4.75%	01/22/29	1,441	1,425	1,434	(7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.42%	S + 4.75%	01/22/29	1,179	1,169	1,173	(7) (8)
Alterra Mountain Company	Leisure Products	6.22%	S + 2.50%	08/17/28	12,020	12,062	12,051
Alterra Mountain Company	Leisure Products	6.22%	S + 2.50%	05/31/30	3,741	3,741	3,755
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.47%	S + 6.75%	07/18/28	30,041	29,634	29,740	(7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.47%	S + 6.75%	07/18/28	3,889	3,832	3,850	(7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.47%	S + 6.75%	07/18/28	1,970	763	768	(7) (8) (10)
Great Outdoors Group, LLC	Leisure Products	6.97%	S + 3.25%	01/23/32	4,230	4,231	4,251
GSM Holdings, Inc.	Leisure Products	8.67%	S + 5.00%	09/30/31	3,515	3,362	3,471
MajorDrive Holdings IV LLC	Leisure Products	7.93%	S + 4.00%	06/01/28	7,380	7,393	6,679
SRAM, LLC	Leisure Products	5.96%	S + 2.25%	02/27/32	14,853	14,907	14,853
WCG Intermediate Corp.	Life Sciences Tools & Services	6.72%	S + 3.00%	02/25/32	14,132	14,123	14,152	(12)
Brookfield WEC Holdings Inc.	Machinery	5.87%	S + 2.00%	01/27/31	17,008	17,046	17,031

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date(5)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		$74,455	$73,859	$73,710	(8)
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		22,736	22,554	22,509	(8)
Dwyer Instruments, LLC	Machinery	8.69%	S + 4.75%		07/20/29		18,688	6,551	6,509	(8) (10)
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		14,571	14,454	14,425	(8)
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		11,062	10,976	10,951	(8)
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		7,659	7,592	7,583	(8)
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		4,055	4,022	4,014	(8)
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		1,205	1,195	1,193	(8)
Engineered Machinery Holdings, Inc.	Machinery	6.92%	S + 3.25%		11/26/32		21,169	21,229	21,285
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.67%	S + 5.00%		06/30/32		28,319	28,051	28,036	(7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%		06/30/32		5,215	(24)	(52)	(7) (10)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.72%	S + 5.00%		06/30/32		4,345	539	536	(7) (10)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.34%	S + 4.50%		08/20/31		36,298	36,020	36,116	(7) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%		08/20/30		6,600	(49)	(33)	(7) (8) (10)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.47%	S + 4.75%		12/02/31		170,455	168,976	168,750	(7) (8)
Paris US Holdco, Inc. (dba Precinmac)	Machinery		S + 4.75%		12/02/31		44,321	(198)	(443)	(7) (8) (10)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.47%	S + 4.75%		12/02/31		22,160	1,473	1,440	(7) (8) (10)
Pro Mach Group, Inc.	Machinery	6.47%	S + 2.75%		10/15/32		14,175	14,183	14,260
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.42%	S + 4.75%		12/26/31		163,414	161,960	161,780	(7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.57%	S + 4.75%		12/26/31		42,139	10,204	10,012	(7) (8) (10)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.43%	S + 4.75%		12/26/31		21,109	6,656	6,628	(7) (8) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.17%	S + 4.50%		07/01/31		45,179	44,711	44,727	(7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	7.80%	S + 4.50%		07/01/30		12,157	3,561	3,571	(7) (8) (9) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.17%	S + 4.50%		07/01/31		12,139	2,315	2,292	(7) (8) (9) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	6.52%	E + 4.50%		07/01/31	EUR	11,242	12,221	13,047	(7) (8) (9)
SPX Flow, Inc.	Machinery	6.47%	S + 2.75%		04/05/29		21,287	21,336	21,329
TK Elevator Midco GmbH	Machinery	6.95%	S + 2.75%		04/30/30		17,948	18,074	18,049	(12)
ABG Intermediate Holdings 2 LLC	Media	5.97%	S + 2.25%		12/21/28		19,789	19,891	19,801	(12)
Fleet Midco I Limited	Media	6.54%	S + 2.50%		02/21/31		2,974	2,980	2,985	(9)
Recorded Books Inc. (dba RBMedia)	Media	9.57%	S + 5.75%		09/03/30		85,090	83,443	84,239	(7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%		08/31/28		16,819	(272)	(168)	(7) (8) (10)
Recorded Books Inc. (dba RBMedia)	Media	9.59%	S + 5.75%		09/03/30		9,986	9,842	9,886	(7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%		09/03/30		7,834	(138)	(78)	(7) (8) (10)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%		09/03/30		3,264	(57)	(33)	(7) (8) (10)
Versant Media Group Inc	Media		S + 3.50%		01/30/31		8,750	8,765	8,745	(9) (12)
Arsenal AIC Parent LLC	Metals & Mining	6.47%	S + 2.75%		08/19/30		8,534	8,591	8,545
Crosby US Acquisition Corp.	Metals & Mining	7.22%	S + 3.50%		08/16/29		11,946	12,020	11,991
AL GCX Fund VIII Holdings LLC	Oil, Gas & Consumable Fuels	5.82%	S + 2.00%		01/30/32		25,764	25,775	25,732
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels	5.98%	S + 2.25%		12/17/32		25,325	25,262	25,341	(12)
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels	6.19%	S + 2.25%		12/09/30		35,458	35,582	35,591
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	5.47%	S + 1.75%		11/22/32		28,345	28,324	28,484
BX Frontier Member I LLC	Oil, Gas & Consumable Fuels	5.86%	5.86%	09/22/25	12/31/60		62,977	53,433	53,433	(7) (8) (9) (10)
CQP Holdco LP	Oil, Gas & Consumable Fuels	5.67%	S + 2.00%		12/31/30		35,369	35,449	35,470
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	8.92%	S + 5.25%		06/30/31		4,318	4,257	4,253	(7) (8) (9)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		S + 5.25%		06/30/31		941	(6)	(14)	(7) (8) (9) (10)
Kohler Energy Co LLC	Oil, Gas & Consumable Fuels	7.42%	S + 3.75%		05/01/31		18,628	18,649	18,712

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Meade Pipeline Co LLC	Oil, Gas & Consumable Fuels	5.69%	S + 2.00%	09/22/32		$20,360	$20,382	$20,462
Oryx Midstream Services Permian Basin, LLC	Oil, Gas & Consumable Fuels	5.98%	S + 2.25%	10/05/28		28,269	28,364	28,378
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	7.22%	S + 3.50%	05/10/30		2,320	2,321	2,314
Prairie ECI Acquiror LP	Oil, Gas & Consumable Fuels	7.47%	S + 3.75%	08/01/29		3,813	3,812	3,832
Third Coast Infrastructure LLC	Oil, Gas & Consumable Fuels	7.47%	S + 3.75%	09/25/30		14,710	14,699	14,827
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	6.34%	S + 2.50%	02/16/28		23,803	23,940	23,827
VRS Buyer, Inc. (dba LiquidTech)	Oil, Gas & Consumable Fuels	7.24%	S + 3.50%	10/12/32		113,390	112,836	113,674
VRS Buyer, Inc. (dba LiquidTech)	Oil, Gas & Consumable Fuels		S + 3.50%	10/12/32		11,610	(28)	29	(10)
Whitewater Matterhorn Holdings LLC	Oil, Gas & Consumable Fuels	5.98%	S + 2.25%	06/16/32		25,650	25,766	25,726
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	8.84%	S + 5.00%	09/30/30		23,827	23,309	23,470	(7) (8)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	7.07%	E + 5.00%	09/30/30	EUR	14,825	15,293	17,161	(7) (8)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals		S + 5.00%	10/01/29		4,892	(93)	(73)	(7) (8) (10)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	8.84%	S + 5.00%	09/30/30		3,645	3,559	3,591	(7) (8)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	8.73%	S + 5.00%	09/30/30		3,058	2,519	2,498	(7) (8) (10)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	8.83%	S + 5.00%	09/30/30		3,050	3,023	3,004	(7) (8)
Covetrus, Inc.	Pharmaceuticals	8.67%	S + 5.00%	10/13/29		2,525	2,527	2,255
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals	8.73%	S + 5.00%	12/18/31		68,292	67,231	66,756	(7) (8)
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals		S + 5.00%	12/18/31		9,980	(149)	(225)	(7) (8) (10)
Amspec Parent, LLC	Professional Services	7.17%	S + 3.50%	12/22/31		68,171	67,904	68,171
Ankura Consulting Group, LLC	Professional Services	7.37%	S + 3.50%	12/29/31		17,959	17,946	17,516
Berkeley Research Group LLC	Professional Services	6.92%	S + 3.25%	05/01/32		16,958	16,958	16,975
Engage2Excel, Inc.	Professional Services	10.37%	S + 6.50%	07/01/29		25,657	25,347	25,016	(7) (8)
Engage2Excel, Inc.	Professional Services	10.91%	S + 6.50%	07/01/29		2,129	1,463	1,437	(7) (8) (10)
Grant Thornton Advisors LLC	Professional Services	6.72%	S + 3.00%	06/02/31		9,127	9,161	9,153	(12)
Grant Thornton Advisors LLC	Professional Services	6.47%	S + 2.75%	06/02/31		2,194	2,184	2,196
iCIMS, Inc.	Professional Services	9.61%	S + 5.75%	08/18/28		53,887	52,851	51,462	(8)
iCIMS, Inc.	Professional Services	10.11%	S + 6.25%	08/18/28		6,000	5,941	5,805	(8)
iCIMS, Inc.	Professional Services	9.59%	S + 5.75%	08/18/28		4,771	1,190	1,073	(8) (10)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.67%	S + 5.75%	11/30/27		1,965	1,964	1,955	(8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.69%	S + 5.75%	11/30/27		1,933	1,932	1,923	(8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.50%	P + 4.75%	11/30/27		349	121	120	(8) (10)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.22%	S + 4.50%	08/18/32		59,123	58,766	58,827	(7) (8)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32		31,856	(151)	(159)	(7) (8) (10)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/31		12,725	(110)	(64)	(7) (8) (10)
Westwood Professional Services Inc.	Professional Services	8.17%	S + 4.50%	09/19/31		80,572	79,880	79,766	(7) (8)
Westwood Professional Services Inc.	Professional Services	8.17%	S + 4.50%	09/19/31		23,574	7,836	7,722	(7) (8) (10)
Westwood Professional Services Inc.	Professional Services		S + 4.50%	09/19/31		12,239	(100)	(122)	(7) (8) (10)
MRI Software LLC	Real Estate Mgmt. & Development	8.42%	S + 4.75%	02/10/28		37,850	37,815	37,660	(7)
MRI Software LLC	Real Estate Mgmt. & Development	8.42%	S + 4.75%	02/10/28		2,038	239	234	(7) (10)
MRI Software LLC	Real Estate Mgmt. & Development	8.44%	S + 4.75%	02/10/28		305	60	59	(7) (10)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.32%	S + 6.50%	07/01/27		9,386	9,340	9,292	(8)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.32%	S + 6.50%	07/01/27		8,903	8,859	8,814	(8)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27		938	(8)	(9)	(8) (10)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32		64,691	63,952	63,950	(7)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32		62,916	62,198	62,195	(7)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32		12,291	(119)	(120)	(7) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
AI Titan Parent, Inc. (dba Prometheus)	Software	8.22%	S + 4.50%	08/29/31	$16,938	$16,809	$16,768	(7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.32%	S + 4.50%	08/29/31	3,388	739	728	(7) (8) (10)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	2,117	(18)	(21)	(7) (8) (10)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	12/01/32	64,525	—	—	(7) (10)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	12/01/32	19,302	—	—	(7) (10)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	12/01/32	8,272	—	—	(7) (10)
Aptean, Inc.	Software	8.57%	S + 4.75%	01/30/31	122,325	121,571	121,713	(7) (8)
Aptean, Inc.	Software		S + 4.75%	01/30/31	12,469	(48)	(62)	(7) (8) (10)
Aptean, Inc.	Software	8.69%	S + 4.75%	01/30/31	8,357	2,336	2,346	(7) (8) (10)
Arches Buyer Inc.	Software	7.07%	S + 3.25%	12/06/27	7,091	7,094	7,100
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.67%	S + 5.00%	07/01/30	11,532	11,376	11,474	(7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.67%	S + 5.00%	07/01/30	756	751	752	(7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.67%	S + 5.00%	07/01/30	732	721	728	(7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	7.82%	S + 4.15%	07/28/31	45,788	45,542	45,559	(7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/28/31	11,207	(48)	(56)	(7) (8) (10)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	5,443	(36)	(27)	(7) (8) (10)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	2,562	(17)	(13)	(7) (8) (10)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.17%	S + 4.50%	07/14/31	50,400	50,023	50,022	(7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.24%	S + 4.50%	07/14/31	24,000	23,745	23,820	(7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.24%	S + 4.50%	07/14/31	12,424	12,331	12,330	(7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.50%	07/14/31	9,600	(81)	(72)	(7) (8) (9) (10)
Avalara, Inc	Software	6.42%	S + 2.75%	03/26/32	5,661	5,689	5,681
Clearwater Analytics, LLC	Software		S + 4.50%	03/31/32	584,354	—	—	(7) (10)
Clearwater Analytics, LLC	Software		S + 4.50%	03/31/32	108,214	—	—	(7) (10)
Clearwater Analytics, LLC	Software		S + 4.50%	03/31/32	70,339	—	—	(7) (10)
CloudBees, Inc.	Software	10.83%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	1,856	1,863	1,856	(8)
CloudBees, Inc.	Software	10.83%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	796	799	796	(8)
Clover Holdings 2 LLC	Software	7.77%	S + 4.00%	12/09/31	7,774	7,767	7,767
ConnectWise, LLC	Software	7.43%	S + 3.50%	09/29/28	13,370	13,410	13,111
Convenient Payments Acquisition, Inc.	Software	9.73%	S + 6.00%	12/31/26	12,769	12,704	12,673	(7) (8)
Convenient Payments Acquisition, Inc.	Software	9.73%	S + 6.00%	12/31/26	1,662	1,653	1,650	(7) (8)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26	990	(5)	(7)	(7) (8) (10)
Crewline Buyer, Inc. (dba New Relic)	Software	10.59%	S + 6.75%	11/08/30	72,867	71,614	72,138	(7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	7,326	(119)	(73)	(7) (8) (10)
Dawn Bidco, LLC (dba Dayforce)	Software		S + 3.00%	10/07/32	275,000	—	—	(7) (10)
Dawn Bidco, LLC (dba Dayforce)	Software		S + 2.75%	08/20/30	25,000	—	—	(7) (10)
Dawn Bidco, LLC (dba Dayforce)	Software		S + 3.00%	08/20/32	3,800	3,798	3,786	(12)
Drake Software, LLC	Software	7.92%	S + 4.25%	06/26/31	3,217	3,181	3,152
Edition Holdings, Inc. (dba Enverus)	Software	8.20%	S + 4.50%	12/20/32	39,693	39,544	39,544	(7)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32	10,761	(20)	(20)	(7) (10)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32	5,743	(11)	(11)	(7) (10)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32	4,035	(15)	(15)	(7) (10)
Epicor Software Corp	Software	6.22%	S + 2.50%	05/30/31	7,082	7,126	7,101
First Advantage Holdings, LLC	Software	6.47%	S + 2.75%	10/31/31	508	510	502	(9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.34%	S + 5.50% (Incl. 2.00% PIK)	01/17/31	27,815	27,688	27,815	(7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	8.84%	S + 5.00% (Incl. 2.00% PIK)	01/17/31	7,167	7,116	7,024	(7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.50% (Incl. 2.00% PIK)	01/17/31	3,839	(26)	(10)	(7) (8) (10)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.50% (Incl. 2.00% PIK)	01/17/31	460	(6)	(9)	(7) (8) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Hyland Software, Inc.	Software	8.67%	S + 5.00%	09/19/30		$93,566	$92,522	$93,566	(7) (8)
Hyland Software, Inc.	Software		S + 5.00%	09/19/29		4,525	(44)	—	(7) (8) (10)
iSolved Inc	Software	6.47%	S + 2.75%	10/15/30		20,447	20,583	20,479
Javelin Buyer, Inc.	Software	6.59%	S + 2.75%	12/05/31		21,209	21,339	21,258
Jeppesen Holdings, LLC	Software	8.59%	S + 4.75%	11/01/32		226,662	225,549	225,528	(7)
Jeppesen Holdings, LLC	Software		S + 4.75%	11/01/32		11,333	(55)	(57)	(7) (10)
KPA Parent Holdings, Inc.	Software	8.22%	S + 4.50%	03/12/32		25,988	25,750	25,728	(7) (8)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		3,713	(17)	(37)	(7) (8) (10)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		2,599	(23)	(26)	(7) (8) (10)
Kryptona Bidco US, LLC (dba Kyriba)	Software	9.70%	S + 6.00% (Incl. 3.25% PIK)	12/18/31		102,974	101,217	101,944	(7) (8) (9)
Kryptona Bidco US, LLC (dba Kyriba)	Software		S + 6.00% (Incl. 3.25% PIK)	12/18/31		50,044	—	—	(7) (8) (9) (10)
Kryptona Bidco US, LLC (dba Kyriba)	Software	8.06%	E + 6.00% (Incl. 3.25% PIK)	12/18/31	EUR	23,831	24,383	27,726	(7) (8) (9)
Kryptona Bidco US, LLC (dba Kyriba)	Software		S + 6.00% (Incl. 3.25% PIK)	12/18/31	EUR	10,646	—	—	(7) (8) (9) (10)
Kryptona Bidco US, LLC (dba Kyriba)	Software		S + 6.00% (Incl. 3.25% PIK)	12/18/31		10,825	(185)	(108)	(7) (8) (9) (10)
Lobos Parent, Inc. (dba NEOGOV)	Software	8.17%	S + 4.50%	09/27/32		33,445	33,242	33,194	(7) (8)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/27/32		8,108	(29)	(61)	(7) (8) (10)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31		4,054	(29)	(30)	(7) (8) (10)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31		1,824	(13)	(14)	(7) (8) (10)
Mitchell International, Inc.	Software		S + 3.25%	06/17/31		5,661	5,675	5,676	(12)
ML Holdco, LLC (dba MeridianLink)	Software	8.37%	S + 4.50%	10/25/32		100,161	99,671	99,661	(7)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32		26,057	(63)	(65)	(7) (10)
NC Topco, LLC (dba NContracts)	Software	8.22%	S + 4.50%	09/01/31		55,963	55,541	55,683	(7)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31		15,966	(89)	(80)	(7) (10)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31		6,386	(54)	(32)	(7) (10)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.50%	05/03/29		275,000	—	—	(7) (9) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.38%	N + 4.50%	05/03/29	NOK	158,670	14,959	15,662	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.27%	S + 4.50%	05/03/29		93,333	70,496	70,093	(7) (8) (9) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.22%	S + 4.50%	05/03/29		64,211	64,037	63,890	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.22%	S + 4.50%	05/03/29		21,262	21,260	21,156	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.28%	S + 4.50%	05/03/29		15,032	14,146	14,121	(7) (8) (9) (10)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.50%	05/03/29		14,253	(45)	(71)	(7) (8) (9) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.22%	SN + 4.50%	05/03/29	GBP	7,240	9,265	9,710	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.22%	S + 4.50%	05/03/29		1,947	1,947	1,938	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.50%	05/03/29		1,558	(1)	(8)	(7) (8) (9) (10)
One, Inc. Software Corporation	Software	8.26%	S + 4.50%	12/06/32		245,730	243,292	243,272	(7)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32		47,256	(234)	(236)	(7) (10)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32		18,902	(187)	(189)	(7) (10)
Onyx CenterSource, Inc.	Software	9.39%	S + 5.25%	12/14/29		27,127	26,692	26,856	(7) (8)
Onyx CenterSource, Inc.	Software	9.39%	S + 5.25%	12/14/29		2,055	1,884	1,898	(7) (8) (10)
Project Boost Purchaser, LLC	Software	6.61%	S + 2.75%	07/16/31		25,451	25,530	25,504
Quartz Acquireco LLC	Software	5.92%	S + 2.25%	06/28/30		24,036	24,021	23,976
Renaissance Holding Corp.	Software	7.72%	S + 4.00%	04/05/30		98,283	97,810	85,606	(7)
Runway Bidco, LLC (dba Redwood Software)	Software	8.67%	S + 5.00%	12/17/31		65,066	64,578	64,740	(7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		16,287	(81)	(81)	(7) (8) (10)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		8,144	(67)	(41)	(7) (8) (10)
Singlewire Software, LLC	Software	8.59%	S + 4.75%	05/10/30		47,187	46,724	46,833	(7) (8)
Singlewire Software, LLC	Software	8.42%	S + 4.75%	05/10/30		23,868	23,432	23,689	(7) (8)
Singlewire Software, LLC	Software		S + 4.75%	05/10/30		7,560	(108)	(57)	(7) (8) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 4.75%	07/02/29	$17,848	$—	$—	(7) (10)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 4.75%	07/02/29	1,983	—	—	(7) (10)
UKG Inc.	Software	6.34%	S + 2.50%	02/10/31	21,271	21,305	21,280	(12)
Vamos Bidco, Inc. (dba VIP)	Software	8.42%	S + 4.75%	01/30/32	68,335	67,777	67,651	(7) (8)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	28,616	(160)	(286)	(7) (8) (10)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	8,585	(77)	(86)	(7) (8) (10)
World Wide Technology Holding Co. LLC	Software	5.72%	S + 2.00%	03/01/30	35,362	35,557	35,384
Zelis Payments Buyer, Inc.	Software	6.97%	S + 3.25%	11/26/31	4,529	4,544	4,490
Harbor Freight Tools USA, Inc.	Specialty Retail	5.97%	S + 2.25%	06/11/31	14,167	13,970	14,016
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	06/02/31	129,542	(290)	(1,619)	(7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.67%	S + 5.00%	06/02/31	90,147	89,581	90,147	(7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.69%	S + 5.00%	06/02/31	49,417	40,294	40,620	(7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	10.75%	P + 4.00%	05/31/30	11,619	2,749	2,822	(7) (8) (10)
Ahead DB Holdings, LLC	Technology Hardware & Equipment	6.17%	S + 2.50%	02/03/31	14,599	14,519	14,569
Fortress Intermediate 3, Inc	Technology Hardware & Equipment	6.78%	S + 3.00%	06/27/31	4,239	4,281	4,235
McAfee, LLC	Technology Hardware & Equipment	6.72%	S + 3.00%	03/01/29	17,813	17,827	16,383
Virtusa Corporation	Technology Hardware & Equipment	6.97%	S + 3.25%	02/15/29	10,817	10,799	10,834
Victors Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals	8.19%	S + 4.50%	12/23/32	126,118	125,803	125,803	(7)
Victors Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals	8.21%	S + 4.50%	12/23/32	18,789	1,510	1,510	(7) (10)
Victors Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals		S + 4.50%	12/23/32	9,879	(25)	(12)	(7) (10)
Project Alpha Intermediate Holding, Inc.	Telecommunication services	6.92%	S + 3.25%	10/26/30	7,082	7,091	7,066
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.76%	S + 5.00%	12/05/31	201,504	198,260	198,221	(7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 5.00%	12/05/31	25,709	(381)	(386)	(7) (10)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 5.00%	12/05/31	2,085	(31)	(31)	(7) (10)
Champ Acquisition Corporation	Textiles, Apparel & Luxury Goods	7.72%	S + 4.00%	11/25/31	15,714	15,914	15,773
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.47%	S + 5.75%	10/07/30	71,513	70,194	70,798	(7) (8)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.47%	S + 5.75%	10/07/30	40,084	39,298	39,683	(7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.17%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	204,451	201,033	189,629	(7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	8.94%	S + 5.25%	12/31/29	23,406	2,410	1,112	(7) (8) (10)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.17%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	14,094	1,425	582	(7) (8) (10)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	8.67%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	133,677	133,345	131,671	(7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	7,802	(21)	(117)	(7) (8) (10)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	102,611	—	—	(7) (10)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	21,602	—	—	(7) (10)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	18,002	—	—	(7) (10)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.27%	S + 4.50%	12/06/32	79,429	78,642	78,635	(7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.50%	12/06/32	29,148	(144)	(146)	(7) (10)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.50%	12/06/32	10,931	(108)	(109)	(7) (10)
Deep Blue Operating I LLC	Water Utilities	6.59%	S + 2.75%	10/01/32	17,000	17,005	17,039
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	5,832	2,725	2,712	(7) (8) (10)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	5,817	5,778	5,759	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	5,817	5,778	5,759	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	3,636	3,611	3,600	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	729	(5)	(7)	(7) (8) (10)
Diamond Communications LLC	Wireless Telecommunication Services	7.72%	S + 4.00%	05/28/30	25,000	4,939	4,925	(8) (10)
Diamond Communications LLC	Wireless Telecommunication Services	7.72%	S + 4.00%	05/28/30	25,000	19,888	19,875	(8) (10)
Total 1st Lien/Senior Secured Debt						13,839,279	13,795,273

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (11) - 2.8%
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%	07/07/28	6,169	$6,109	$6,108	(8)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%	07/07/28	4,010	2,786	2,801	(8) (10)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%	07/07/28	1,493	1,478	1,478	(8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.09%	S + 6.25%	12/07/28	53,171	52,866	52,905	(7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.08%	S + 6.25%	12/07/28	31,829	30,220	30,253	(7) (8) (10)
K2 Towers II, LLC	Wireless Telecommunication Services	8.23%	S + 4.58%	05/02/29	5,092	4,816	4,791	(7) (8) (10)
K2 Towers III, LLC	Wireless Telecommunication Services	8.37%	S + 4.67%	12/06/28	54,001	44,861	44,821	(7) (10)
Octagon Towers LLC	Wireless Telecommunication Services	8.68%	S + 4.98%	09/04/28	5,742	4,732	4,732	(7) (10)
Peppertree Towers, LLC	Wireless Telecommunication Services	8.58%	S + 4.58%	05/15/29	9,001	8,194	8,194	(7) (10)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.74%	S + 5.03%	12/22/28	27,776	27,622	27,637	(7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.74%	S + 5.03%	12/22/28	20,641	1,608	1,658	(7) (8) (10)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.30%	S + 4.58%	02/01/29	28,283	28,129	28,141	(7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.30%	S + 4.58%	02/01/29	16,718	8,180	8,196	(7) (8) (10)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	7.58%	S + 3.75%	08/31/28	25,668	23,123	23,190	(7) (8) (10)
Total 1st Lien/Last-Out Unitranche						244,724	244,905

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date(5)	Maturity	Par (6)	Cost	Fair Value	Footnotes
2nd Lien/Senior Secured Debt - 0.8%
Sazerac Company, Inc.	Beverages	6.50%	S + 2.50%		07/09/32	$24,040	$24,151	$24,063
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	Food Products		5.00%	10/26/25	11/03/32	29,300	—	—	(7) (9) (10)
Colossus Acquireco LLC	Oil, Gas & Consumable Fuels	5.41%	S + 1.75%		07/30/32	25,461	25,380	25,429
Beach Acquisition Bidco LLC	Textiles, Apparel & Luxury Goods	6.92%	S + 3.25%		09/12/32	23,650	23,846	23,813
Total 2nd Lien/Senior Secured Debt							73,377	73,305
Total United States							$14,157,380	$14,113,483
Total Debt Investments							$15,636,232	$15,612,705

Investment (1) (2)	Industry (3)	Effective Yield	Initial Acquisition Date(5)	Maturity	Shares(6)	Cost	Fair Value	Footnotes
Equity and Other - 0.7%
Cayman Islands - 0.6%
Structured Finance Obligation – Equity Instruments - 0.6%
Diameter Capital CLO 11, Ltd. - Subordinated Notes	Financial Services	8.85%	07/09/25	07/20/38	$8,770	$8,770	$8,313	(9)
Diameter Capital CLO 13, Ltd. - Subordinated Notes	Financial Services	8.11%	11/26/25	01/20/39	7,580	7,580	7,580	(9)
Madison Park Funding LXX, Ltd. - Subordinated Notes	Financial Services	11.07%	08/04/25	09/04/38	20,090	18,624	18,051	(9)
Octagon 78, Ltd. - Subordinated Notes	Financial Services	9.00%	07/14/25	10/20/38	23,344	20,065	20,457	(9)
Total Structured Finance Obligation – Equity						55,039	54,401
Total Cayman Islands						55,039	54,401
United States - 0.1%
Common Stock - 0.1%
VisionSafe Parent, LLC	Aerospace & Defense		04/19/24		880	$885	$827	(7) (8) (16)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services		04/26/24		6,287,153	5,912	3,646	(7) (8) (13) (16)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services		07/06/22		400	616	574	(8) (13) (16)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21		2,700	$237	$225	(8) (16)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24		27,194,622	$—	$—	(8) (13) (16)
Peppertree Towers, LLC	Wireless Telecommunication Services		12/18/25		9	$10	$10	(7) (16)
Total Common Stock						7,660	5,282
Preferred Stock - 0.0%
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		10/02/24		221	$36	$37	(8) (16)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24		13,194,756	3,101	—	(8) (13) (16)
CloudBees, Inc.	Software		11/24/21		134,557	2,031	2,056	(8) (16)
Total Preferred Stock						5,168	2,093
Membership Interest - 0.0%
BX Frontier Member I Holdings LLC	Oil, Gas & Consumable Fuels		09/22/25		3%	$—	$—	(7) (8) (9) (10) (16)
Total Membership Interest						—	—
Warrants - 0.0%
CloudBees, Inc.	Software		11/24/21		38,977	$24	$29	(8) (16)
Total Warrants						24	29
Total United States						$12,852	$7,404
Total Equity and Other						$67,891	$61,805
Total Investments - 181.4%						$15,704,123	$15,674,510
Investments in Affiliated Money Market Fund - 3.2%
United States - 3.2%
Goldman Sachs Financial Square Government Fund - Institutional Shares					273,742,608	$273,743	$273,743	(17) (18)
Total United States						$273,743	$273,743
Total Investments in Affiliated Money Market Fund						273,743	273,743
Total Investments and Investments in Affiliated Money Market Fund - 184.6%						$15,977,866	$15,948,253

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

(1)
Percentages are based on net assets.
(2)
Assets are pledged as collateral for the Revolving Credit Facilities (as defined below). See Note 6 “Debt.”
(3)
For Industry subtotal and percentage, see Note 4 “Investments.”
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments represent the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA (“C”), SARON (“SARON”), BBSW (“B”), STIBOR (“STIBOR”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2025, the rate for 6 month S was 3.57%, 3 month S was 3.65%,1 month S was 3.69%, 6 month E was 2.11%, 3 month E was 2.03%, 3 month SN was 3.73%, 3 month N was 4.07%, 3 month C was 2.26%, 1 month C was 2.26%, 6 month B was 4.12%, 3 month B was 3.74%, 1 month B was 3.55%, 3 month SARON was (0.08)%, 3 month STIBOR was 1.96% and 3 month P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.
(5)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” As of December 31, 2025, the aggregate fair value of these securities is $719,569 or 8.3% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(6)
Par amount is presented for debt investments, while the number of shares or units or percentage of membership interests owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or "USD”), unless otherwise noted as Euros (“EUR”), Great British Pounds (“GBP”), Australian Dollars (“AUD”), Swiss Franc (“CHF”), Norwegian Kroner (“NOK”), Swedish Krona (“SEK”) or Canadian Dollars (“CAD”).
(7)
Represents co-investments made with in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission (the “SEC”). See Note 3 “Significant Agreements and Related Party Transactions.”
(8)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(9)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, the aggregate fair value of these securities is $2,498,222 or 15.3% of the Company’s total assets.
(10)
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
(11)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(12)
Position or portion thereof unsettled as of December 31, 2025.
(13)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions.”
(14)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(15)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.
(16)
Non-income producing security.
(17)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions.”
(18)
The annualized seven-day yield as of December 31, 2025 is 3.67%.

PIK - Payment-In-Kind

ADDITIONAL INFORMATION

Interest Rate Swaps

Counterparty	Hedged Instrument	Company Receives	Company Pays	Frequency	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized appreciation/ (depreciation)
Bank of America	2028 Notes	5.88%	S + 2.37%	Semiannual	04/06/28	$400,000	$1,000	$—	$1,000
Bank of America	2029 Notes	5.38%	S + 2.00%	Semiannual	12/31/28	400,000	(181)	—	(181)
Bank of America	2030 Notes	6.25%	S + 2.71%	Semiannual	04/06/30	600,000	1,044	—	1,044
BNP Paribas	2031 Notes	5.88%	S + 2.41%	Semiannual	12/31/30	500,000	(1,894)	—	(1,894)
Total Interest Rate Swaps						$1,900,000	$(31)	$—	$(31)

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
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or "USD”), unless otherwise noted as Euros (“EUR”), Great British Pounds (“GBP”), Australian Dollars (“AUD”), Swiss Franc (“CHF”), Norwegian Kroner (“NOK”), or Canadian Dollars (“CAD”).
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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. ORGANIZATION

Goldman Sachs Private Credit Corp. (f/k/a Goldman Sachs Loan Fund LLC and Goldman Sachs Private Credit Fund LLC) (the "Company", which term refers to either Goldman Sachs Private Credit Corp. or Goldman Sachs Private Credit Corp., together with its consolidated subsidiaries, as the context may require) is a Delaware corporation formed on March 25, 2022 that has elected to be treated as a regulated investment company (“RIC”), and the Company expects to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2023, and has elected to be treated as a business development company (“BDC”) under the Investment Company Act. On April 6, 2023, the Company elected to be regulated as a BDC, converted from a Delaware limited liability company into a Delaware corporation and commenced operations.

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

The Company is conducting an offering of the Company’s shares of common stock, including Class I shares (the “Shares” or “Class I shares”), Class S shares and Class D shares, each par value $0.001 per share, on a continuous basis (the “Offering”). The offering and sale of common stock is exempt from registration in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Regulation D and Regulation S thereunder, for offers and sales of securities that do not involve a public offering and for offers and sales of securities outside of the United States.

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

Merger with Goldman Sachs Middle Market Lending Corp. II

On July 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Goldman Sachs Middle Market Lending Corp. II (“MMLC II”) and GSAM. The Merger Agreement provided that, on the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), MMLC II would merge with and into the Company, with the Company continuing as the surviving company (the “Merger”). On October 14, 2025, the Company completed the Merger. For further information, see Note 14 “Merger with MMLC II”.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly-owned subsidiaries, GS Private Credit SPV Public I LLC (“SPV Public I”), GSCR Blocker I, LLC, GSCR Mott Street SPV LLC (“GSCR Mott Street”) and MMLC II Blocker I, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Year Ended December 31,
	2025	2024	2023
Prepayment premiums	$2,234	$1,760	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$14,086	$9,403	$148

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2025, the Company had an investment held in one portfolio company on non-accrual status, which represented 0.2% and 0.1% of the total investments (excluding investments in money market fund, if any) at amortized cost and at fair value. As of December 31, 2024, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of December 31, 2025 and December 31, 2024, the Company held an aggregate cash balance of $197,449 and $120,377. Foreign currency of $45,194 and $9,660 (acquisition cost of $45,020 and $9,896) is included in cash as of December 31, 2025 and December 31, 2024.

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

The Company has entered into interest rate swaps to more closely align the interest rates of the Company’s fixed rate liabilities with its investment portfolio, which predominately consists of floating rate loans. The Company designated these interest rate swaps as the hedging instrument in a qualifying fair value hedging relationship for which it applies hedge accounting. Gains and losses on these interest rate swaps are included in interest and other debt expenses in the Consolidated Statements of Operations, and changes in the fair value of the hedged liabilities attributable to the risk of being hedged (i.e. interest rate risk) are reported as an adjustment to the carrying value of the liabilities in the Consolidated Statements of Assets and Liabilities and included in interest and other debt expenses in the Consolidated Statements of Operations. See Note 6 “Debt” and Note 7 “Derivatives” for further information about such fair value hedge accounting relationship.

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

The Company has a voluntary distribution reinvestment plan (the “DRIP”) that provides for the automatic reinvestment of all cash distributions declared by the Board unless a stockholder elects to “opt out” of the plan. As a result, if the Board declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash distribution. If the distribution is subject to withholding tax as described above, only the net after-tax amount will be reinvested in additional Shares. Stockholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of Shares will generally be treated as receiving distributions equal to the amount of cash that would have been received if the stockholders had received the distributions in cash (or the fair market value of the Shares received through the plan, if the Company issues additional Shares with a fair market value equal to or greater than net asset value). However, since the cash distributions of participants in the plan will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operation or cash flows.

In November 2025, the FASB issued ASU No. 2025-09, “Hedge Accounting Improvements.” This ASU better aligns hedge accounting with the entity's risk management activities. This ASU expands on hedge accounting guidance for both financial and non-financial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged items in the financial statements. This ASU is effective for the Company beginning in January 2027 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial condition, results of operation or cash flows.

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

For the year ended December 31, 2025, Management Fees amounted to $90,060 and the Investment Adviser voluntarily agreed to waive $41,157. As of December 31, 2025, $10,416 remained payable. For the year ended December 31, 2024, Management Fees amounted to $40,310 and the Investment Adviser voluntarily agreed to waive $10,861. For the year ended December 31, 2023, Management Fees amounted to $8,062 and the Investment Adviser contractually waived $3,726.

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

For the year ended December 31, 2025, Incentive Fees based on income amounted to $80,677, and the Investment Adviser voluntarily agreed to waive $43,050. As of December 31, 2025, $15,794 remained payable. For the year ended December 31, 2024 Incentive Fees based on income amounted to $41,003, and the Investment Adviser voluntarily agreed to waive $13,932. For the year ended December 31, 2023, Incentive Fees based on income amounted to $7,340, and the Investment Adviser contractually waived $3,086.

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

For the year ended December 31, 2025, 2024 and 2023, the Company accrued Incentive Fees based on capital gains under GAAP of $0, $(492), and $492, which were not realized.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $7,403, $3,340 and $744. As of December 31, 2025, $2,258 remained payable.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Transfer Agent of $3,525, $1,571 and $321. As of December 31, 2025, $1,056 remained payable.

Affiliates

As of December 31, 2025 and December 31, 2024, affiliates of the Investment Adviser owned 21.6% and 25.6% of the Shares.

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$444,718	$8,078,788	$(8,249,763)	$—	$—	$273,743	$17,563
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	24,851	13,475	(1,311)	—	(2,639)	34,376	2,648
SDB HOLDCO, LLC (dba Specialty Dental Brands)	22,379	7,774	(23)	—	(7,717)	22,413	1,777
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	—	9,984	(15)	—	(84)	9,885	243
Total Non-Controlled Affiliates	$491,948	$8,110,021	$(8,251,112)	$—	$(10,440)	$340,417	$22,231
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$65,977	$6,362,920	$(5,984,179)	$—	$—	$444,718	$17,096
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	25,565	(650)	—	(64)	24,851	1,512
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	26,264	(9)	—	(3,876)	22,379	2,332
Total Non-Controlled Affiliates	$65,977	$6,414,749	$(5,984,838)	$—	$(3,940)	$491,948	$20,940

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2025 and December 31, 2024, there were $3,486 and $1,018, respectively, included within accrued expenses and other liabilities, and $2,512 and $0, respectively, included within interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

The Company pays GS & Co. a monthly stockholder servicing and/or distribution fee equal to (i) 0.85% per annum with respect to Class S shares and (iii) 0.25% per annum with respect to Class D shares, in each case, of the aggregate NAV of the applicable share class as of the beginning of the first calendar day of the applicable month. There are no stockholder servicing and/or distribution fees with respect to Class I shares. The stockholder servicing and/or distribution fee is payable monthly in arrears.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred placement fees of $0, $0 and $0. As of December 31, 2025, $0 remained payable.

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

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the year ended December 31, 2025, December 31, 2024 and December 31, 2023.

The following table presents a summary of Expense Payments and the related Reimbursement Payments:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
For the Year Ended December 31, 2025
January 31, 2025	$1,222	$—	$1,222
February 28, 2025	1,216	—	1,216
March 31, 2025	1,739	—	1,739
April 30, 2025	1,647	—	1,647
May 31, 2025	1,938	—	1,938
June 30, 2025	2,484	—	2,484
July 31, 2025	2,589	—	2,589
August 31, 2025	2,463	—	2,463
September 30, 2025	2,841	—	2,841
October 31, 2025	2,994	—	2,994
November 30, 2025	3,059	—	3,059
December 31, 2025	1,400	—	1,400
Total	$25,592	$—	$25,592
For the Year Ended December 31, 2024
January 31, 2024	$2,759	$—	$2,759
February 29, 2024	3,248	—	3,248
March 31, 2024	898	—	898
April 30, 2024	1,076	—	1,076
May 31, 2024	—	—	—
June 30, 2024	2,077	—	2,077
July 31, 2024	1,149	—	1,149
August 31, 2024	1,110	—	1,110
September 30, 2024	1,197	—	1,197
October 31, 2024	1,235	—	1,235
November 30, 2024	1,170	—	1,170
December 31, 2024	1,905	—	1,905
Total	$17,824	$—	$17,824
For the Year Ended December 31, 2023
April 30, 2023	$1,552	$—	$1,552
May 31, 2023	—	—	—
June 30, 2023	315	—	315
July 31, 2023	722	—	722
August 31, 2023	273	—	273
September 30, 2023	157	—	157
October 31, 2023	1,457	—	1,457
November 30, 2023	1,574	—	1,574
December 31, 2023	350	—	350
Total	$6,400	$—	$6,400

For the years ended December 31, 2025, 2024 and 2023, the Investment Adviser agreed to advance $25,592, $17,824 and $6,400 which have been included within Expense support in the Consolidated Statements of Operations. As of December 31, 2025, unreimbursed Expense Payments were $49,816.

In addition, the Investment Adviser agreed to advance all of the organization, offering and other operating expenses on behalf of the Company through the Initial Issuance Date. For the year ended December 31, 2023, the Investment Adviser agreed to advance $527, which has been included within Expense support in the Consolidated Statements of Operations. Subsequent to the Initial Issuance Date, expenses incurred prior to the Initial Issuance Date were borne by the Company and have been included within Reimbursable expenses previously borne by Investment Adviser in the Consolidated Statements of Operations. For the year ended December 31, 2023, such amount was $1,512.

Director Fees

Each of the Company’s independent directors is compensated an annual fee of $100 (or $50 upon the Company’s NAV being less than $1,500,000) for his or her services as one of the Company’s directors and as a member of the Audit Committee and Governance and Nominating Committee. The Chair receives an additional annual fee of $25 (or $12.50 upon the Company’s NAV being less than $1,500,000) for his services in such capacity and the director designated as “audit committee financial expert” receives an additional annual fee of $15 (or $7.50 upon the Company’s NAV being less than $1,500,000) for his services in such capacity.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$15,059,143	$15,033,160	$7,014,260	$7,006,800
1st Lien/Last-Out Unitranche	295,586	297,348	263,347	261,643
2nd Lien/Senior Secured Debt	109,673	110,097	—	—
Structured Finance Obligation – Debt Instruments	171,830	172,100	—	—
Structured Finance Obligation – Equity Instruments	55,039	54,401	—	—
Preferred Stock	5,168	2,093	3,101	—
Common Stock	7,660	5,282	5,214	5,372
Membership Interest	—	—	—	—
Warrants	24	29	—	—
Total investments	$15,704,123	$15,674,510	$7,285,922	$7,273,815

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2025				December 31, 2024
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	18.4%		33.4%		14.2%		21.1%
Financial Services	9.4		17.1		7.2		10.6
Commercial Services & Supplies	8.4		15.2		7.9		11.8
Health Care Providers & Services	6.1		11.1		6.0		8.9
Diversified Consumer Services	5.0		9.1		4.1		6.0
Machinery	4.5		8.2		7.7		11.5
Health Care Technology	4.5		8.2		0.9		1.4
Oil, Gas & Consumable Fuels	3.4		6.1		2.2		3.2
Trading Companies & Distributors	3.3		5.9		5.9		8.7
Insurance	3.0		5.5		4.2		6.3
Professional Services	2.9		5.2		3.8		5.6
IT Services	2.7		4.9		3.5		5.2
Food Products	2.2		4.1		4.4		6.5
Pharmaceuticals	2.0		3.7		1.5		2.3
Energy Equipment & Services	1.9		3.5		0.5		0.7
Chemicals	1.9		3.4		3.2		4.7
Wireless Telecommunication Services	1.8		3.2		3.3		4.9
Construction & Engineering	1.7		3.1		2.3		3.5
Air Freight & Logistics	1.5		2.8		—		—
Textiles, Apparel & Luxury Goods	1.5		2.7		0.7		1.0
Electric Utilities	1.4		2.6		0.2		0.3
Containers & Packaging	1.4		2.4		1.9		2.9
Building Products	1.1		2.0		2.0		2.9
Health Care Equipment & Supplies	1.0		1.8		1.9		2.8
Distributors	1.0		1.8		1.1		1.6
Specialty Retail	1.0		1.7		1.4		2.1
Technology Hardware, Storage & Peripherals	0.8		1.5		—		—
Media	0.8		1.5		1.4		2.1
Aerospace & Defense	0.8		1.4		0.9		1.4
Hotels, Restaurants & Leisure	0.7		1.3		0.7		1.1
Electrical Equipment	0.6		1.0		0.7		1.0
Consumer Staples Distribution & Retail	0.5		0.9		1.0		1.5
Leisure Products	0.5		0.9		0.9		1.3
Real Estate Mgmt. & Development	0.4		0.6		—		—
Technology Hardware & Equipment	0.3		0.5		0.4		0.6
Automobile Components	0.3		0.5		0.7		1.0
Diversified Financial Services	0.2		0.4		0.4		0.5
Entertainment	0.2		0.4		0.2		0.3
Beverages	0.2		0.3		—		—
Capital Goods	0.1		0.2		0.1		0.1
Household Products	0.1		0.2		0.1		0.1
Metals & Mining	0.1		0.2		0.2		0.3
Water Utilities	0.1		0.2		—		—
Life Sciences Tools & Services	0.1		0.2		0.1		0.1
Industrial Conglomerates	0.1		0.1		—		—
Telecommunication services	0.1		0.1		—		—
Ground Transportation	—	(1)	0.1		0.1		0.2
Construction Materials	—	(1)	0.1		—		—
Household Durables	—	(1)	0.1		0.1		0.1
Biotechnology	—	(1)	—	(1)	—		—
Telecommunications	—		—		—	(1)	0.1
Total	100.0%		181.4%		100.0%		148.3%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2025		December 31, 2024
United States	90.1%		95.4%
United Kingdom	2.6		2.1
Australia	2.3		—
Canada	1.7		2.2
Cayman Islands	1.4		—
France	0.6		—
Sweden	0.6		—
Switzerland	0.3		0.3
Italy	0.2		—
Luxembourg	0.1		—
India	0.1		—
Belgium	—	(1)	—
Netherlands	—		—
United Arab Emirates	—		—
Total	100.0%		100.0%
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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$8,340,684	Discounted cash flows	Discount Rate	6.4% - 17.3%	9.1%
	$18,800	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	$239,601	Discounted cash flows	Discount Rate	6.1% - 11.3%	8.6%
2nd Lien/Senior Secured Debt	$33,352	Discounted cash flows	Discount Rate	10.9% - 11.8%	11.5%
Equity
Preferred Stock	$37	Comparable multiples	EV/EBITDA(6)	—	13.0x
	$2,056	Comparable multiples	EV/Revenue	—	3.9x
Common Stock	$5,272	Comparable multiples	EV/EBITDA(6)	9.5x - 13.0x	11.6x
Warrants	$29	Comparable multiples	EV/Revenue	—	3.9x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$3,711,830	Discounted cash flows	Discount Rate	7.4% — 14.1%	9.7%
1st Lien/Last-Out Unitranche	$261,643	Discounted cash flows	Discount Rate	6.2% — 11.4%	10.5%
Equity
Common Stock	$5,372	Comparable multiples	EV/EBITDA(6)	10.0x — 13.5x	12.9x

(1)
As of December 31, 2025, included within the fair value of Level 3 assets of $12,146,614 is an amount of $3,506,783 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $8,613,637 or 71.0% of Level 3 bank loans, corporate debt, and other debt obligations.
(2)
As of December 31, 2024, included within the fair value of Level 3 assets of $5,398,349 is an amount of $1,419,504 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $3,973,473 or 73.7% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$3,228,090	$11,805,070	$15,033,160	$—	$1,875,466	$5,131,334	$7,006,800
1st Lien/Last-Out Unitranche	—	—	297,348	297,348	—	—	261,643	261,643
2nd Lien/Senior Secured Debt	—	73,305	36,792	110,097	—	—	—	—
Structured Finance Obligation – Debt Instruments	—	172,100	—	172,100	—	—	—	—
Structured Finance Obligation – Equity Instruments	—	54,401	—	54,401	—	—	—	—
Preferred Stock	—	—	2,093	2,093	—	—	—	—
Common Stock	—	—	5,282	5,282	—	—	5,372	5,372
Membership Interest	—	—	—	—	—	—	—	—
Warrants	—	—	29	29	—	—	—
Investments in Affiliated Money Market Fund	273,743	—	—	273,743	444,718	—	—	444,718
Unrealized appreciation on derivatives	—	2,044	—	2,044	—	—	—	—
Total Assets	$273,743	$3,529,940	$12,146,614	$15,950,297	$444,718	$1,875,466	$5,398,349	$7,718,533

Liabilities	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Unrealized depreciation on derivatives	—	(2,075)	—	(2,075)	—	—	—	—
Total Liabilities	$—	$(2,075)	$—	$(2,075)	$—	$—	$—	$—

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2025
1st Lien/Senior Secured Debt	$5,131,334	$8,015,728	$(2,416)	$3,011	$(1,312,623)	$29,118	$—	$(59,082)	$11,805,070	$4,129
1st Lien/Last-Out Unitranche	261,643	188,036	—	3,467	(157,641)	1,843	—	—	297,348	3,509
2nd Lien/Senior Secured Debt	—	36,266	—	495	—	31	—	—	36,792	495
Structured Finance Obligation – Debt Instruments	—	—	—	—	—	—	—	—	—	—
Structured Finance Obligation – Equity Instruments	—	—	—	—	—	—	—	—	—	—
Preferred Stock	—	2,067	—	26	—	—	—	—	2,093	26
Common Stock	5,372	2,446	—	(2,536)	—	—	—	—	5,282	(2,536)
Membership Interest	—	—	—	—	—	—	—	—	—	—
Warrants	—	25	—	4	—	—	—	—	29	4
Total assets	$5,398,349	$8,244,568	$(2,416)	$4,467	$(1,470,264)	$30,992	$—	$(59,082)	$12,146,614	$5,627
For the Year Ended December 31, 2024
1st Lien/Senior Secured Debt	$1,418,647	$4,256,633	$(5,621)	$(7,899)	$(548,536)	$14,715	$3,395	$—	$5,131,334	$(11,309)
1st Lien/Last-Out Unitranche	166,684	96,362	—	(1,906)	—	503	—	—	261,643	(1,906)
2nd Lien/Senior Secured Debt	20,017	1,936	(3)	(1)	(22,533)	584	—	—	—	(1)
Preferred Stock	—	3,101	—	(3,101)	—	—	—	—	—	(3,101)
Common Stock	—	5,214	—	158	—	—	—	—	5,372	158
Total assets	$1,605,348	$4,363,246	$(5,624)	$(12,749)	$(571,069)	$15,802	$3,395	$—	$5,398,349	$(16,159)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	December 31, 2025	December 31, 2024
Truist Revolving Credit Facility	3	$2,892,631	$1,161,893
BNPP Revolving Credit Facility	3	$850,000	$700,000
MS Revolving Credit Facility	3	$1,193,154	$715,000
2028 Notes	2	$408,080	$—
2029 Notes	2	$662,640	$—
2030 Notes	2	$613,200	$—
2031 Notes	2	$502,150	$—

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 222% and 290%.

The Company’s outstanding debt was as follows:

	December 31, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(2)	$3,275,000	$414,054	$2,892,631	$1,255,000	$92,090	$1,161,893
BNPP Revolving Credit Facility(3)	1,100,000	250,000	850,000	900,000	200,000	700,000
MS Revolving Credit Facility(4)	2,000,000	809,048	1,193,154	2,000,000	1,285,000	715,000
2028 Notes	400,000	—	396,958	—	—	—
2029 Notes	660,000	—	649,041	—	—	—
2030 Notes	600,000	—	594,052	—	—	—
2031 Notes	500,000	—	485,885	—	—	—
Total debt	$8,535,000	$1,473,102	$7,061,721	$4,155,000	$1,577,090	$2,576,893

(1)
The carrying value is presented net of the unamortized debt issuance costs and includes the cumulative hedging adjustments for those borrowings that are designated in a fair value hedging relationship, as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $3,555,000. The amount available is reduced by $630 of outstanding letters of credit. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $2,051,000, in Euros of EUR 298,800, in CAD of CAD 118,050 in GBP of GBP 79,550, in CHF of CHF 24,200, in AUD of AUD 386,250 and in NOK of NOK 90,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $864,000, in Euros of EUR 153,890, in CAD of CAD 59,500, in GBP of GBP 60,500 and in AUD of AUD 34,500. The amount available is reduced by $630 of outstanding letters of credit.
(3)
Provides, under certain circumstances, a total borrowing capacity of $1,100,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $850,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $700,000.
(4)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December31, 2025, the Company had outstanding borrowings denominated in USD of $989,900, in GBP of GBP 16,050 and in AUD of AUD 272,150. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $715,000.

The weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2025 was 6.00% and for the year ended December 31, 2024 was 6.92%. The weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2025 was $3,368,655 and for the year ended December 31, 2024 was $1,061,820.

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into a credit facility with Truist Bank (the “Truist Revolving Credit Facility”), as administrative agent, the lenders and issuing banks party thereto. The total loans and commitments under the Truist Revolving Credit Facility are $3,275,000, of which $2,545,000 is under a multicurrency sub-facility, $580,000 is under a USD sub-facility and $150,000 is under a term loan tranche as of December 31, 2025. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total loans and commitments under the Truist Revolving Credit Facility up to $3,555,000. The Company has amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023, and December 17, 2025.

Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on June 14, 2030.

Proceeds from the Truist Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay distributions).

Borrowings thereunder denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) term SOFR plus a margin of either 1.90% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 0.90% or 0.75% (subject to certain gross borrowing base conditions). Borrowings thereunder denominated in non-USD bear interest of the applicable term benchmark rate or daily simple risk-free rate plus a margin of either 1.90% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in (i) Great British Pounds (“GBP”) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, (ii) Swiss Franc (“CHF”) only, a (0.0571)% credit adjustment spread or 0.0031% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, and (iii) Canadian Dollars (“CAD”) only, an additional 0.29547% credit adjustment spread or 0.32138% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings. With respect to borrowings denominated in USD, the Company may elect either term SOFR or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company's wholly-owned subsidiaries that are formed or acquired by the Company in the future.

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum stockholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of December 31, 2025, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $24,901 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of December 31, 2025 and December 31, 2024, outstanding deferred financing costs were $18,554 and $9,967.

The following table presents the summary information regarding the Truist Revolving Credit Facility:

	For the Year Ended December 31,
	2025	2024	2023

Borrowing interest expense	$52,251	$34,301	$6,726
Facility fees	4,498	2,663	2,002
Amortization of financing costs	3,186	2,160	1,001
Total	$59,935	$39,124	$9,729
Weighted average interest rate	5.40%	6.72%	7.34%
Average outstanding balance	$968,115	$510,310	$123,857

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

The BNPP Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of December 31, 2025, the Company and SPV Public I were in compliance with these covenants.

Costs of $7,796 were incurred in connection with obtaining and amending the BNPP Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BNPP Revolving Credit Facility using the straight-line method. As of December 31, 2025 and December 31, 2024, outstanding deferred financing costs were $4,546 and $5,038.

The following table presents the summary information regarding the BNPP Revolving Credit Facility:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$42,038	$21,487	$68
Facility fees	1,186	252	6
Amortization of financing costs	2,158	938	154
Total	$45,382	$22,677	$228
Weighted average interest rate	5.92%	6.85%	7.25%
Average outstanding balance	$709,726	$313,497	$3,579

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as transferor and servicer, and the lenders party thereto, in an initial principal amount of $1,000,000 (the “Tranche A Advances”). The Company amended the MS Revolving Credit Facility on October 24, 2024 (the “MS Facility First Amendment”). The MS Facility First Amendment, among other things, created a second tranche of commitments in the amount of $1,000,000 (the “Tranche B Advances”). The Company entered into the second amendment of the MS Revolving Credit Facility on June 12, 2025 (the “MS Facility Second Amendment”). The MS Facility Second Amendment, among other things, provided for a one year extension of the revolving period from August 8, 2027 to August 8, 2028, a one year extension of the stated maturity date from August 9, 2029 to August 9, 2030, an amended minimum utilization schedule, revisions to certain eligibility criteria and concentration limitations with respect to PIK assets, and the addition of CHF and Norwegian Krone as eligible currencies. The Company entered into the third amendment of the MS Revolving Credit Facility on July 16, 2025 (the "MS Facility Third Amendment"). The MS Facility Third Amendment provided for an amendment to the calculation of the Yield Rate, such that from and after May 9, 2025, solely with respect to minimum utilization, Yield is calculated based off of only the Applicable Margin (rather than the applicable benchmark plus the Applicable Margin) (each capitalized term, as defined in the MS Revolving Credit Facility). The MS Facility Fourth Amendment (i) combined the two tranches of commitments and reduced the applicable margin of each respective tranche to a single applicable margin equal to (x) on and after the Fourth Amendment Date (as defined in the MS Facility Fourth Amendment) and during the revolving period, 1.80% per annum and (y) during the amortization period, 2.30% per annum and (ii) extended the period during which GSCR Mott Street may not terminate or permanently reduce the MS Revolving Credit Facility from August 9, 2025 to October 24, 2026.

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

The MS Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of December 31, 2025, the Company and GSCR Mott Street were in compliance with these covenants.

Costs of $17,841 were incurred in connection with obtaining the MS Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the MS Revolving Credit Facility using the straight-line method. As of December 31, 2025 and December 31, 2024, outstanding deferred financing costs were $13,824 and $14,443.

The following table presents the summary information regarding the MS Revolving Credit Facility:

	For the Year Ended December 31,
	2025	2024	2023

Borrowing interest expense	$56,530	$14,216	$—
Facility fees	9,879	799	—
Amortization of financing costs	3,100	$917	—
Total	$69,509	$15,932	$—
Weighted average interest rate	6.38%	7.22%	—
Average outstanding balance	$886,540	$497,298	$—

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

The following table presents the components of the carrying value of the 2028 Notes:

	December 31, 2025	December 31, 2024
Principal amount of debt	$400,000	$—
Unamortized debt issuance costs	(4,081)	—
Cumulative hedging adjustments	1,039	—
Carrying Value	$396,958	$—

The following table presents the components of interest and other debt expenses related to the 2028 Notes:

	For the Year Ended December 31,
	2025	2024	2023

Borrowing interest expense	$16,371	$—	$—
(Gain) loss from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(1,000)	—	—
Hedged items	1,039	—	—
Amortization of debt issuance costs	1,143	—	—
Total	$17,553	$—	$—

2029 Notes

On October 17, 2025, the Company closed an offering of $400,000 aggregate principal amount of its 5.375% unsecured notes due 2029 (the "2029 Notes"). The 2029 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as trustee. The 2029 Notes bear interest at a rate of 5.375% per year, payable semi-annually, commencing on January 31, 2026. The 2029 Notes will mature on January 31, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company's fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to the interest rate swap are settled semi-annually. The Company designated this interest rate swap and the 2029 Notes in a qualifying fair value hedging relationship. The carrying value of the 2029 Notes is inclusive of the adjustment for the changes in fair value of these notes attributable to the risk being hedged.

On December 16, 2025, the Company closed an additional offering of $260,000 aggregate principal amount of its 5.375% unsecured notes due 2029 (the "New 2029 Notes"). The New 2029 Notes were issued as “additional notes” and have identical terms to the 2029 Notes as mentioned above. The New 2029 Notes are treated as a single class of notes with the existing notes for all purposes under the indenture. In connection with the closing, the Company received $2,290 of accrued interest ("Accrued Interest") from October 17, 2025, up to, but not including, December 16, 2025, and is payable along with the interest accrued on the 2029 Notes and New 2029 Notes. The Accrued Interest is reported as Interest and other debt expenses payable in the Consolidated Statements of Assets and Liabilities.

The following table presents the components of the carrying value of the 2029 Notes:

	December 31, 2025	December 31, 2024
Principal amount of debt	$660,000	$—
Unamortized debt issuance costs	(10,745)	—
Cumulative hedging adjustments	(214)	—
Carrying Value	$649,041	$—

The following table presents the components of interest and other debt expenses related to the 2029 Notes:

	For the Year Ended December 31,
	2025	2024	2023

Borrowing interest expense	$5,550	$—	$—
(Gain) loss from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	181	—	—
Hedged items	(214)	—	—
Amortization of debt issuance costs	544	—	—
Total	$6,061	$—	$—

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

The following table presents the components of the carrying value of the 2030 Notes:

	December 31, 2025	December 31, 2024
Principal amount of debt	$600,000	$—
Unamortized debt issuance costs	(7,057)	—
Cumulative hedging adjustments	1,109	—
Carrying Value	$594,052	$—

The following table presents the components of interest and other debt expenses related to the 2030 Notes:

	For the Year Ended December 31,
	2025	2024	2023

Borrowing interest expense	$25,960	$—	$—
(Gain) loss from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(1,044)	—	—
Hedged items	1,109	—	—
Amortization of debt issuance costs	1,067	—	—
Total	$27,092	$—	$—

2031 Notes

On November 24, 2025, the Company closed an offering of $500,000 aggregate principal amount of its 5.875% unsecured notes due 2031 (the "2031 Notes"). The 2031 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as trustee. The 2031 Notes bear interest at a rate of 5.875% per year, payable semi-annually, commencing on July 31, 2026. The 2031 Notes will mature on January 31, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to the interest rate swap are settled semi-annually. The Company designated this interest rate swap and the 2031 Notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying value of the 2031 Notes is inclusive of the adjustment for the changes in fair value of these notes attributable to the risk being hedged.

The following table presents the components of the carrying value of the 2031 Notes:

	December 31, 2025	December 31, 2024
Principal amount of debt	$500,000	$—
Unamortized debt issuance costs	(12,391)	—
Cumulative hedging adjustments	(1,724)	—
Carrying Value	$485,885	$—

The following table presents the components of interest and other debt expenses related to the 2031 Notes:

	For the Year Ended December 31,
	2025	2024	2023

Borrowing interest expense	$3,495	$—	$—
(Gain) loss from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	1,894	—	—
Hedged items	(1,724)	—	—
Amortization of debt issuance costs	253	—	—
Total	$3,918	$—	$—

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

In accordance with ASC 860, Transfers and Servicing, the Short-Term Borrowings meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party, which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The Company’s obligation is secured by the respective investment that is the subject of the relevant Short-Term

Borrowing. Interest expense associated with the Short-Term Borrowings is reported on the Company’s Consolidated Statements of Operations within Interest and other debt expense. There were no Short-Term Borrowings outstanding as of December 31, 2025 and December 31, 2024.

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

The table below presents the average notional amounts, as an indicator for volume, for interest rate swaps:

	For the Years Ended December 31,
	2025	2024	2023
Interest rate swaps	$553,846	$—	$—

The Company’s net exposure to interest rate swaps that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, was as follows:

December 31, 2025
	Derivative Assets		Derivative Liabilities
Counter Party	Interest rate swaps	Total	Interest rate swaps	Total	Net Derivative Asset (Liabilities)	Cash collateral netting(1)	Net Amount (2)
Bank of America, N.A.	$2,044	$2,044	$(181)	$(181)	$1,863	$(1,520)	$343
BNP Paribas	—	—	(1,894)	(1,894)	(1,894)	1,894	—

(1)
Amount excludes excess cash collateral received or paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual offset rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship:

	For the Years Ended December 31,
	2025	2024	2023
Interest rate swaps	$(31)	$—	$—
Hedged liabilities	(210)	—	—

The table below presents the carrying value of unsecured borrowings that are designated in a qualifying fair value hedging relationship and the related cumulative hedging adjustments (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	December 31, 2025		December 31, 2024
	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Hedged liabilities	$2,125,936	$210	$—	$—

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies.

The Company may commit to issue standby letters of credit in connection with an investment or it may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of the Company or the Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer as defined in the relevant credit agreement. As of December 31, 2025, the Company has committed to fund letters of credit of $27,916 on behalf of the Accounts. As of December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	December 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
123Dentist Inc.	$17,926	$—
A.C.N. 664 616 371 Pty Ltd (dba Aspen Pharmacare)	193,851	—
AAG KP Borrower LLC (dba KUIU)	27,794	—
ABC Investment Holdco Inc. (dba ABC Plumbing)	6,128	6,781
Accommodations Plus Technologies LLC	12,291	—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	11,719	10,440
Advarra Holdings, Inc.	7,087	7,087
AGS Health BCP Holdings, Inc. (dba AGS Health)	11,249	—
AGS Health BCP LLC (dba AGS Health)	6,250	—
AI Titan Parent, Inc. (dba Prometheus)	4,743	3,845
Airwavz Solutions, Inc.	3,791	—
Algae BidCo (dba Solabia Group)	3,347	—
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	118,890	—
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	91,688	—
Aptean, Inc.	18,438	9,567
AQ Sunshine, Inc. (dba Relation Insurance)	13,911	20,472
Ark Data Centers, LLC	32,705	45,717
Artifact Bidco, Inc. (dba Avetta)	19,212	11,823
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	58,420	—
Aurora Acquireco, Inc. (dba AuditBoard)	9,600	23,600
Bamboo US BidCo LLC (dba Baxter)	5,406	12,522
BCTO Bluebill Buyer, Inc. (dba Ren)	4,949	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	8,410	7,366
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	8,650	—
BSI3 Menu Buyer, Inc (dba Kydia)	208	—
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	7,258	6,878
Businessolver.com, Inc.	5,578	—
BX Frontier Member I LLC	9,544	—
Celero Commerce LLC	30,353	—
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	367	—
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	72,841	36,250
Circustrix Holdings, LLC (dba SkyZone)	1,182	642
Clearwater Analytics, LLC	759,363	—
Coding Solutions Acquisition, Inc. (dba CorroHealth)	8,076	9,139
Computer Services, Inc.	34,793	—
Consilio Midco Limited (dba Cyncly)	33,013	—
Convenient Payments Acquisition, Inc.	989	—
Coretrust Purchasing Group LLC	10,066	11,053
Creek Parent, Inc. (dba Catalent)	9,980	9,980
Crewline Buyer, Inc. (dba New Relic)	7,326	6,165
CST Holding Company (dba Intoxalock)	4,949	4,310
CURiO Brands LLC	5,176	—
Curriculum Associates, LLC	67,513	—
Dawn Bidco, LLC (dba Dayforce)	298,625	—
Diamond Communications LLC	24,950	—
Dwyer Instruments, LLC	11,992	26,366
Eagle Family Foods Group LLC	22,753	22,753
Edition Holdings, Inc. (dba Enverus)	20,539	—
Edko, LLC	19,800	—
(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

	Unfunded Commitment Balances (1)
	December 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
Engage2Excel, Inc.	$639	$495
EnviroSmart, LLC (dba ES Integrated)	8,403	—
eResearch Technology, Inc. (dba Clario)	40,214	—
eShipping, LLC	68,817	—
Financière N (dba Nemera)	3,630	—
Frontgrade Technologies Holdings Inc.	4,819	3,689
Frontline Road Safety Operations, LLC	61,024	—
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	9,091	—
Fullsteam Operations LLC	78,803	35,960
Galway Borrower LLC	6,865	8,069
GEMS Topco Limited (dba GEMS Education)	59,400	—
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	11,317	17,738
GovDelivery Holdings, LLC (dba Granicus, Inc.)	4,299	3,863
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	24,044	15,659
Hamilton Thorne, Inc.	19,055	12,695
Highfive Dental Holdco, LLC	7,838	979
Hyland Software, Inc.	4,525	4,525
iCIMS, Inc.	3,482	2,454
Ideal Components Acquisition, LLC (dba Ideal Tridon)	8,981	—
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	400	—
INK (BC) BIDCO S.R.L. (dba Namirial)	5,288	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	35,082	—
iWave Information Systems, Inc.	6,094	2,391
Jeppesen Holdings, LLC	11,333	—
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	13,087	—
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	941	—
Kene Acquisition, Inc. (dba Entrust)	52,607	22,173
KPA Parent Holdings, Inc.	6,311	—
Kryptona Bidco US, LLC (dba Kyriba)	72,879	10,825
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	8,740	14,000
Lobos Parent, Inc. (dba NEOGOV)	13,986	—
Mandrake Bidco, Inc. (dba Miratech)	6,600	5,910
ML Holdco, LLC (dba MeridianLink)	26,057	—
MRI Software LLC	2,037	—
NC Topco, LLC (dba NContracts)	22,352	16,282
NCWS Intermediate, Inc. (dba National Carwash Solutions)	33,087	29,149
Netrisk Group Luxco 4 S.à r.l.	3,788	—
Netsmart Technologies, Inc.	47,843	47,843
Newtek Merchant Solutions, LLC (dba NewtekOne)	1,990	—
NFM & J, L.P. (dba the Facilities Group)	227	—
North Star Acquisitionco, LLC (dba Everway)	314,420	11,202
Octane Purchaser, Inc. (dba Office Ally)	70,934	—
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	8,719	8,719
OMEGA II AB (dba Fortnox)	4,116	—
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	9,252	—
One, Inc. Software Corporation	66,158	—
Onyx CenterSource, Inc.	137	1,100
Optima S.P.A	51,192	—
Orthrus Limited (dba Ocorian)	1,461	3,031
Pacific Group Bidco Pty Ltd (dba Magentus)	28,685	—
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	109,139	—
(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

	Unfunded Commitment Balances (1)
	December 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
Paris US Holdco, Inc. (dba Precinmac)	64,819	63,690
PAS Parent Inc. (dba Pace Analytical)	44,581	—
PDDS Holdco, Inc. (dba Planet DDS)	6,984	—
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	96,309	—
Pike Corporation	75,798	—
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	15,530	—
Precision Concepts Parent Inc.	2,856	—
Project Accelerate Parent, LLC (dba ABC Fitness)	6,250	5,000
Prophix Software Inc. (dba Pound Bidco)	4,419	7,756
PT Intermediate Holdings III, LLC (dba Parts Town)	7,802	7,953
QBS Parent, Inc. (dba Quorum Software)	26,756	3,820
Ranch Bidco B.V. (dba Innovad)	52,481	—
Recorded Books Inc. (dba RBMedia)	27,916	6,278
Rocket Bidco, Inc. (dba Recochem)	18,493	14,807
Rotation Buyer, LLC (dba Rotating Machinery Services)	45,975	58,598
Rubix Foods, LLC	3,300	—
Runner Bidco AB (dba nShift)	14,585	—
Runway Bidco, LLC (dba Redwood Software)	24,431	18,750
Saber Parent Holdings Corp. (dba Service Logic)	38,700	—
Seven BidCo (dba Septeo)	31,859	—
SI Swan UK Bidco Limited (dba Sapiens International)	29,560	—
Singlewire Software, LLC	7,560	3,226
Solar Holdings Bidco Limited (dba SLR Consulting)	6,055	19,046
Sonar Acquisitionco, Inc. (dba SimPRO)	4,811	29,434
Southeast Mechanical, LLC	12,215	—
SpecialtyCare, Inc.	13,221	—
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	18,189	15,976
SpendMend Holdings LLC	380	—
Splash Car Wash, Inc.	6,765	—
Spotless Brands, LLC	51,454	—
Summit Buyer, LLC (dba Classic Collision)	147,136	35,389
Sundance Group Holdings, Inc. (dba NetDocuments)	19,712	—
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	13,548	16,326
Superman Holdings, LLC (dba Foundation Software)	4,070	13,262
Supreme Fitness Group NY Holdings, LLC	3,638	—
TEI Intermediate LLC (dba Triumvirate Environmental)	40,754	47,488
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	140,884	—
Tropical Bidco, LLC (dba Tropical Cheese)	17,538	14,615
Trystar, LLC	40,600	18,837
UFT Buyer LLC (dba United Flow Technologies)	40,079	—
Unit4 Group Holding B.V.	117,874	—
US Signal Company, LLC	8,637	13,579
USA DeBusk, LLC	33,629	34,430
Valet Waste Holdings, Inc. (dba Valet Living)	12,820	13,040
Vamos Bidco, Inc. (dba VIP)	37,200	—
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	124	319
VASA Fitness Buyer, Inc.	8,269	1,306
Victors Purchaser, LLC (dba Service Express)	27,064	—
VisionSafe Holdings, Inc.	1,763	1,320
VRS Buyer, Inc. (dba LiquidTech)	11,610	—
WebPT, Inc.	36	—

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

	Unfunded Commitment Balances (1)
	December 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
Wellness AcquisitionCo, Inc. (dba SPINS)	1,716	—
Westwood Professional Services Inc.	27,855	30,988
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	10,867	—
Zarya HoldCo, Inc. (dba Eptura)	938	—
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	51,531	—
Zeus Company LLC	18,923	18,270
Amspec Parent, LLC	—	6,667
Arrow Buyer, Inc. (dba Archer Technologies)	—	1,460
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	—	15,086
DFS Holding Company, Inc.	—	5,491
Easy Mile Fitness, LLC	—	4,650
Formulations Parent Corporation (dba Chase Corp)	—	9,068
HealthEdge Software, Inc.	—	4,580
NAVEX TopCo, Inc.	—	4,050
Rubrik, Inc.	—	627
United Flow Technologies Intermediate Holdco II, LLC	—	26,338
Total 1st Lien/Senior Secured Debt	$5,222,746	$1,163,027
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$1,169	$—
EIP Consolidated, LLC (dba Everest Infrastructure)	1,417	7,500
K2 Towers II, LLC	275	—
K2 Towers III, LLC	9,140	4,858
Octagon Towers LLC	1,010	—
Peppertree Towers, LLC	807	—
Skyway Towers Intermediate LLC	18,880	7,349
Tarpon Towers II LLC	8,438	10,063
Towerco IV Holdings, LLC	2,350	2,982
Esperanto BidCo AG (dba BSI Software)	—	26,541
Thor FinanceCo LLC (dba Harmoni Towers)	—	17,167
Total 1st Lien/Last-Out Unitranche	$43,486	$76,460
2nd Lien/Senior Secured Debt
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	$28,861	$—
Consilio IntermediateCo Limited (dba Cyncly)	6,603	—
Total 2nd Lien/Senior Secured Debt	$35,464	$—
Membership Interest
BX Frontier Member I Holdings LLC	37,023	—
Total Membership Interest	$37,023	$—
Total	$5,338,719	$1,239,487
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

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Year Ended December 31, 2025
January 1, 2025	23,191,555	$584,891
February 1, 2025	15,021,187	378,834
March 1, 2025	12,743,027	320,487
April 1, 2025	19,173,626	481,450
May 1, 2025	9,608,339	240,497
June 1, 2025	9,247,618	231,745
July 1, 2025	13,351,495	334,722
August 1, 2025	14,182,771	355,562
September 1, 2025	11,917,033	298,403
October 1, 2025	11,313,991	283,302
November 1, 2025	10,443,213	261,080
December 1, 2025	15,175,920	379,095
Total	165,369,775	4,150,068
For the Year Ended December 31, 2024
January 1, 2024	13,232,488	$333,459
February 1, 2024	6,122,455	154,286
March 1, 2024	7,852,924	197,815
April 1, 2024	9,027,996	228,589
May 1, 2024	9,154,226	231,693
June 1, 2024	10,422,835	263,698
July 1, 2024	9,092,364	230,128
August 1, 2024	11,342,035	287,067
September 1, 2024	13,089,896	331,043
October 1, 2024	12,653,161	319,998
November 1, 2024	12,381,902	312,643
December 1, 2024	14,755,235	372,570
Total	129,127,517	$3,262,989
For the Year Ended December 31, 2023
April 6, 2023	10,081,173	$252,029
May 1, 2023	3,019,897	75,891
June 1, 2023	5,708,842	143,577
July 1, 2023	7,434,246	187,492
August 1, 2023	9,176,536	231,524
September 1, 2023	7,062,817	177,983
October 1, 2023	5,449,648	137,495
November 1, 2023	6,652,004	167,298
December 1, 2023	7,592,831	191,111
Total	62,177,994	$1,564,400

There were no Shares issued for the period from March 25, 2022 (inception) to December 31,2022.

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

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Year Ended December 31, 2025
November 7, 2024	January 31, 2025	February 28, 2025	$0.20		633,167
February 26, 2025	February 28, 2025	April 7, 2025	$0.19	(1)	653,785
February 26, 2025	March 31, 2025	April 28, 2025	$0.19		689,129
February 26, 2025	April 30, 2025	May 28, 2025	$0.19		712,313
May 7, 2025	May 30, 2025	July 3, 2025	$0.19		742,338
May 7, 2025	June 30, 2025	July 29, 2025	$0.19		759,594
May 7, 2025	July 31, 2025	August 27, 2025	$0.19		788,330
August 6, 2025	August 29, 2025	October 6, 2025	$0.19		825,802
August 6, 2025	September 30, 2025	October 29, 2025	$0.19		852,469
August 6, 2025	October 31, 2025	December 5, 2025	$0.19		886,578
November 5, 2025	November 28, 2025	January 15, 2026	$0.19		881,153
November 5, 2025	December 31, 2025	January 29, 2026	$0.19		930,521
For the Year Ended December 31, 2024
November 1, 2023	January 31, 2024	February 29, 2024	$0.21		284,014
February 27, 2024	February 29, 2024	March 28, 2024	$0.21		303,114
February 27, 2024	March 28, 2024	April 26, 2024	$0.21		328,736
February 27, 2024	April 30, 2024	May 28, 2024	$0.21		358,447
May 1, 2024	May 31, 2024	June 26, 2024	$0.21		396,199
May 1, 2024	June 28, 2024	July 26, 2024	$0.21		421,156
May 1, 2024	July 31, 2024	August 27, 2024	$0.21		440,968
August 8, 2024	August 30, 2024	October 4, 2024	$0.21		481,425
August 8, 2024	September 30, 2024	October 28, 2024	$0.21		481,001
August 8, 2024	October 31, 2024	November 29, 2024	$0.21	(2)	502,832
November 7, 2024	November 29, 2024	January 6, 2025	$0.21		573,398
November 7, 2024	December 31, 2024	January 28, 2025	$0.21		644,775
For the Year Ended December 31, 2023
April 26, 2023	April 28, 2023	May 30, 2023	$0.17		26,481
May 3, 2023	May 31, 2023	June 28, 2023	$0.21		40,267
May 3, 2023	June 30, 2023	July 28, 2023	$0.21		62,222
May 3, 2023	July 31, 2023	August 29, 2023	$0.21		93,814
August 2, 2023	August 31, 2023	September 28, 2023	$0.21		141,357
August 2, 2023	September 29, 2023	October 30, 2023	$0.21		174,596
August 2, 2023	October 31, 2023	November 29, 2023	$0.21		194,766
November 1, 2023	November 30, 2023	December 28, 2023	$0.21		228,739
November 1, 2023	December 29, 2023	January 30, 2024	$0.21		248,712

(1)
Less than $0.01 is considered capital gain distribution.
(2)
$0.03 is considered a capital gain distribution

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

The following table summarizes the share repurchases:

Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount Repurchased (3)	Number of Shares Repurchased
For the Year Ended December 31, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66,945	2,667,462
May 22, 2025	June 20, 2025	5.0%	$25.07	140,224	5,594,727
August 25, 2025	September 22, 2025	5.0%	$25.04	92,567	3,697,003
December 2, 2025	December 30, 2025	5.0%	$24.99	281,204	11,258,071
Total				$580,940	23,217,263

For the Year Ended December 31, 2024
February 16, 2024	March 15, 2024	5.0%	$25.32	$394	15,551
May 17, 2024	June 14, 2024	5.0%	$25.31	12,989	513,509
August 26, 2024	September 23, 2024	5.0%	$25.29	27,085	1,072,190
November 25, 2024	December 23, 2024	5.0%	$25.22	25,566	1,014,365
Total				$66,034	2,615,615

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

There were no repurchases of the Shares for the year ended December 31, 2023.

10. EARNINGS PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings per Share:

	For the Year Ended December 31,
	2025	2024	2023
Net increase in net assets from operations	$598,898	$321,791	$67,777
Weighted average shares outstanding	289,833,453	129,477,228	35,380,606
Basic and diluted earnings (loss) per share	$2.07	$2.49	$1.92

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

11. TAX INFORMATION

The tax character of distributions was as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Distributions paid from:
Ordinary Income	$659,156	$320,664	$65,578
Net Long-Term Capital Gains	1,355	5,253	—
Total Taxable Distributions	$660,511	$325,917	$65,578

The components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed Ordinary Income - net	$1,355	$1,601	$1,310
Undistributed Long-Term Capital Gains	—	$1,355	$—
Total Undistributed Earnings	$1,355	$2,956	$1,310
Capital Loss Carryforward
Perpetual Short-Term	$—	$—	$(584)
Timing Differences (Dividend, Distributions Payable, Post - October Loss Deferral and Incentive Fees)	(2,071)	—	(492)
Unrealized Earnings (Losses)—net	(64,179)	(4,873)	1,965
Total Accumulated Earnings (Losses)—net	$(64,895)	$(1,917)	$2,199

The Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Tax cost	$15,985,041	$7,734,384	$1,848,619
Gross unrealized appreciation	52,353	33,822	12,576
Gross unrealized depreciation	(116,532)	(38,695)	(10,611)
Net unrealized investment appreciation (depreciation)	$(64,179)	$(4,873)	$1,965

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to wash sales and differences in the tax treatment of material modification of debt securities, unrealized appreciation (depreciation) on derivatives and changes in the fair value of the hedged liabilities attributable to the risk being hedged.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from differences in the tax treatment of underlying fund investments, certain non-deductible expenses and return of capital distributions. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company reclassified $3,189, ($10) and $0 from total distributable earnings to paid-in capital in excess of par.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	December 31, 2025	December 31, 2024	December 31, 2023
Net increase in net assets resulting from operations	$598,898	$321,791	$67,777
Adjustments:
Net unrealized (gains) losses	55,875	3,094	(1,965)
Income not currently taxable	(1,509)	10	—
Expenses not currently deductible	1,026	75	492
Expenses for tax but not for book	(48)	(492)	—
Realized gain (loss) differences	4,667	3,084	—
Taxable income net of capital loss carryforward	$658,909	$327,562	$66,304
Capital loss carryforward	—	—	584
Taxable income(1)	$658,909	$327,562	$66,888

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

12. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Year Ended December 31,	For the Year Ended December 31,		For the Year Ended December 31,
	2025	2024		2023
Per Common Share Data(1):
NAV, beginning of period	$25.22	$25.20		$25.00
Net investment income	2.32	2.54		1.80
Net realized and unrealized gains (losses)(2)	(0.26)	—	(3)	0.25
Net increase in net assets from operations(2)	$2.06	$2.54		$2.05
Distributions recorded:
From distributable earnings to common stockholders	(2.29)	(2.52)		(1.85)
From distributable earnings to preferred stockholders	—	—		—	(3)
Total increase (decrease) in net assets	$(0.23)	$0.02		$0.20
NAV, end of period	$24.99	$25.22		$25.20
Shares outstanding, end of period	345,702,942	194,480,997		63,140,236
Weighted average shares outstanding	289,833,453	129,477,228		35,380,606
Total return based on NAV(4)	8.51%	10.53%		8.47%
Supplemental Data/Ratio(5):
Net assets, end of period	$8,640,506	$4,905,704		$1,590,837
Ratio of net expenses to average net assets	4.29%	3.99%		3.43%
Ratio of net expenses before voluntary waivers to average net assets	5.44%	4.75%		3.43%
Ratio of net expenses (without net incentive fees and interest and other debt expenses) to average net assets	0.61%	0.70%		1.10%
Ratio of interest and other debt expenses to average net assets	3.16%	2.48%		1.51%
Ratio of net incentive fees to average net assets	0.52%	0.81%		0.82%
Ratio of total expenses to average net assets	5.80%	5.30%		4.97%
Ratio of net investment income to average net assets	9.24%	10.05%		9.24%
Portfolio turnover	22%	20%		21%

(1)
The per share data was derived by using the weighted average Shares outstanding during the applicable period that the Shares were outstanding, except for distributions recorded, which reflects the actual amount per Share for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of Share issuances and distributions.
(3)
Amount rounds to less than $0.01
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

13. WAREHOUSE TRANSACTION

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

14. MERGER WITH MMLC II

On October 14, 2025, the Company completed its previously announced acquisition of MMLC II, pursuant to the Merger Agreement, dated as of July 11, 2025, by and among the Company, MMLC II and GSAM. Pursuant to the Merger Agreement, MMLC II merged with and into the

Company, with the Company continuing as the surviving company (the “Merger”).

In accordance with the terms of the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), each share of common stock, $0.001 par value per share, of MMLC II (“MMLC II Common Stock”) issued and outstanding immediately prior to the Effective Time, except for shares, if any, owned by MMLC II, the Company, or any of their respective consolidated subsidiaries, was converted into the right to receive an amount in cash equal to the NAV of MMLC II, or $18.41 per share.

As a result of the Merger, the Company paid approximately $441,182 to MMLC II’s former common stockholders.

The Merger was accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues (“ASC 805”), and the Company was the accounting survivor following the Merger. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill.

The following table summarizes the assets and liabilities of MMLC II acquired by the Company in connection with the Merger.

As of October 12, 2025
(Unaudited)
Assets acquired:
Investments at fair value	$886,381
Cash and cash equivalents	15,012
Interest and dividends receivable	6,705
Other assets	10
Total assets acquired	$908,108
Liabilities assumed
Debt(1)	$450,604
Dividend payable	8,297
Transaction/merger fees and expenses payable	3,140
Accrued expenses and other liabilities(2)	4,885
Total liabilities assumed	$466,926
Net assets acquired	$441,182
Transaction cost	3,636
Total consideration paid	444,818

(1)
The Company repaid $425,604 of the Debt assumed in connection with the Merger.
(2)
Includes $1,893 of management fees payable and $1,516 of incentive fees payable.

15. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

Fifth Amendment to MS Revolving Credit Facility

On January 29, 2026, GSCR Mott Street entered into the fifth amendment (the “Fifth Amendment”) to the MS Revolving Credit Facility. The Fifth Amendment, among other things, increased the total commitments under the MS Revolving Credit Facility from $2,000,000 to $2,400,000.

Issuance of New 2031 Notes

On February 23, 2026, the Company issued $400,000 aggregate principal amount of 5.875% unsecured notes due 2031 (the “New 2031 Notes”). The New 2031 Notes were issued as “additional notes” and have identical terms to the 2031 Notes. The New 2031 Notes are treated as a single class of notes with the 2031 Notes for all purposes under the indenture.

In connection with the New 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The Company designated this interest rate swap and the New 2031 Notes in a qualifying fair value hedging relationship.

Issuance of February 2028 Notes

On February 23, 2026, the Company issued $700,000 aggregate principal amount of 5.050% Notes due 2028 (the “February 2028 Notes”). The February 2028 Notes bear interest at the rate of 5.050% per annum, payable semi-annually in arrears on February 23 and August 23 of each year, commencing on August 23, 2026. The February 2028 Notes will mature on February 23, 2028 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the February 2028 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The Company designated this interest rate swap and the February 2028 in a qualifying fair value hedging relationship.

January, February and March Subscriptions

On January 1, 2026, the Company received $308,843 of proceeds relating to the issuance of 12,358,659 Shares. Included in the aforementioned proceeds is $95,351 that the Company received from affiliates of the Investment Adviser.

On February 2, 2026, the Company received $568,257 of proceeds relating to the issuance of 22,794,095 Shares and $100 of proceeds relating to the issuance of 4,011 Class S shares. Included in the aforementioned proceeds is $35,154 that the Company received from an affiliate of the Investment Adviser.

On March 2, 2026, the Company received $161,982, $1,999 and $300 of proceeds relating to the issuance of Shares, Class S shares and Class D shares. Included in the aforementioned proceeds is $46,492 that the Company received from an affiliate of the Investment Adviser.

Distributions

On February 25, 2026, the Board of Directors declared monthly distributions from the Company's taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
February 27, 2026	April 3, 2026
March 31, 2026	April 29, 2026
April 30, 2026	May 28, 2026

Goldman Sachs Private Credit Corp. – Tax Information (unaudited)

During the year ended December 31, 2025, the Company designated 88.77% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2025, the Company designated 97.27% of the dividends paid from net investment company taxable income as Section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $1,355,282, or if different, the maximum amount allowable, as capital gain dividends paid during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company designated $1,257,747 as short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

OTHER INFORMATION (unaudited)

Effective from April 12, 2016 and solely for the purpose of marketing the Company in the United Kingdom (“UK”), the Investment Adviser identified itself as the alternative investment fund manager (“AIFM”) of the Company. As an AIFM, the Investment Adviser is responsible for complying with the provisions of the Alternative Investment Fund Managers Regulations, 2013, as amended by the Alternative Investment Managers (Amendment, etc.) (EU Exit) Regulations 2019 which implement the Alternative Investment Fund Managers Directive (Directive 2011/61/EU) (the “Directive”) into UK law.

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

a. Remuneration Program Philosophy

The remuneration philosophy and the objectives of the remuneration program for the the AIFM are reflected in the Compensation Policy Statement as adopted by the Board of Directors of the AIFM, which includes the following:

1.
We pay for performance – this is an absolute requirement under our compensation program and inherent in our culture.
2.
We structure compensation, especially at senior levels, to align with GS Group Inc.’s stockholders’ long-term interests and the interests of the funds that the firm manages.
3.
We use compensation as an important tool to attract, retain and motivate talent.
4.
We align total compensation with corporate performance over the period.

The AIFM’s remuneration program is intended to be flexible enough to allow responses to changes in market conditions, but grounded in a framework that maintains effective remuneration practices.

b. Remuneration Governance

The Board of Directors of the AIFM is responsible for supervising the planning, implementation and revision of the compensation policy of the AIFM, subject to the oversight of the Compensation Committee of the Board of Directors of GS Group Inc. (the “GS Group Compensation Committee”), the ultimate parent of the AIFM.

The members of the GS Group Compensation Committee at the end of 2025 were Kimberley D. Harris (Chair), M. Michele Burns, John B. Hess, Kevin R. Johnson, Ellen J. Kullman, Lakshmi N. Mittal, and David A. Viniar (ex-officio). None of the members of the GS Group Compensation Committee was an employee of the firm. All members of the GS Group Compensation Committee were “independent” within the meaning of the New York Stock Exchange Rules and the firm’s Director Independence Policy.

The GS Group Compensation Committee has for several years recognised the importance of using an independent remuneration consultant that is appropriately qualified and that provides services solely to the GS Group Compensation Committee and not to the firm. The Compensation Committee continued to retain an independent remuneration consultant in 2025.

GS Group Inc.’s global process for setting variable remuneration (including the requirement to consider risk and compliance issues) applies to employees of the AIFM in the same way as to employees of other entities and in other regions and is subject to oversight by the senior management of the firm in the region.

c. Link Between Pay and Performance

Annual remuneration for employees is generally comprised of fixed and variable remuneration. The AIFM’s remuneration practices provide for variable remuneration determinations to be made on a discretionary basis. Variable remuneration is based on multiple factors and is not set as a fixed percentage of revenue or by reference to any other formula. Firmwide performance is a key factor in determining variable remuneration.

d. Performance Measurement

Year-end variable remuneration is determined through a discretionary process that relies on certain qualitative and quantitative metrics (amongst other factors) against which we assess performance at year-end. We do not set specific goals, targets or other objectives for purposes of determining year-end variable remuneration nor do we set an initial remuneration pool that is adjusted for any such goals, targets or other objectives.

Such metrics are not formulaic nor given any specific weight. In addition, employees are evaluated annually as part of the annual performance review process.

e. Risk Adjustment

Prudent risk management is a hallmark of both the firm’s and the AIFM’s culture and sensitivity to risk and risk management are key elements in assessing employee performance, including as part of the annual performance review process noted above.

We take risk into account in setting the amount and form of variable remuneration for employees. We provide guidelines to assist compensation managers when applying discretion during the remuneration process to promote consistent consideration of the different metrics / factors considered during the remuneration process. Further, to ensure the independence of control function employees, remuneration for those employees is not determined by individuals in revenue-producing positions but rather by the management of the relevant control function.

f. Structure of Remuneration

1.
Fixed Remuneration

2.
Variable Remuneration: For employees with total and variable remuneration above a specific threshold, variable remuneration is generally paid in a combination of cash and equity-based remuneration. In general, the portion paid in the form of an equity-based award increases as variable remuneration increases.

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2025:

Total remuneration for the financial year ending 31 December 2025 paid by the AIFM to 141 staff in respect of the management of the assets of the Company	US $28,577,691, made up of: • US $11,067,836 fixed remuneration • US $17,509,855 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $15,137,072
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $13,440,619

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

In respect of the period ended December 31, 2025, there have been no material changes to the information listed in Article 23 of the Directive.

IV. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

One New York Plaza

New York, NY 10004

USA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

(a) On and effective as of March 2, 2026, our Board of Directors reduced its size from seven directors to six directors due to a vacancy on the Board resulting from the retirement of a former director effective as of the close of business on December 31, 2025. The Board also appointed Timothy J. Leach and Katherine P. Uniacke as Class III directors in order to ensure that each class consists, as nearly as possible, of one-third of the total number of directors, in accordance with the requirements of our Certificate of Incorporation. Each of the Class III directors shall hold office until the 2026 annual meeting of stockholders and until his or her successor is duly elected and qualified or until his or her earlier death, resignation, removal or disqualification. Mr. Leach was formerly a Class I director and Ms. Uniacke was formerly a Class II director. Solely to allow the Board to effectuate such reallocation of director classes, Mr. Leach and Ms. Uniacke resigned as Class I and Class II directors, respectively, on March 2, 2026. Mr. Leach remains Chair of the Board, as well as Chair of each of the Governance and Nominating Committee, Compliance Committee, and Contract Review Committee and a member of the Audit Committee.

Neither Mr. Leach nor Ms. Uniacke has any family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of the Company, and there are no transactions or proposed transactions to which the Company is a party, or intended to be a party, in which Mr. Leach or Ms. Uniacke has, or will have, a material interest subject to Item 404(a) of Regulation S-K.

(b) None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of our board of directors (the “Board of Directors” or the “Board”). The Board of Directors consists of six directors (each, a “Director”), five of whom are Independent Directors. “Independent Directors” are directors who (1) are not deemed to be “interested persons,” of the Company (as defined in the Investment Company Act), (2) meet the definition of “independent directors” under the corporate governance standards of the New York Stock Exchange and (3) meet the independence requirements of Section 10A(m)(3) of the Exchange Act. The Board of Directors elects our officers, who serve at the discretion of the Board of Directors. The responsibilities of the Board of Directors include oversight of valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

The Board of Directors’ role in our management is one of oversight. Oversight of our investment activities extends to oversight of the risk management processes employed by GSAM, as part of its day-to-day management of our investment activities. The Board of Directors reviews risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of our Investment Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board of Directors’ risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. The Board’s oversight function cannot, however, eliminate all risks or ensure that particular events do not adversely affect the value of the Company’s investments. The Board of Directors also oversees the valuation of our assets.

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

In addition, our Board of Directors has adopted policies which provide that (a) no director shall hold office for more than 15 years and (b) a director shall retire as of December 31st of the calendar year in which he or she reaches his or her 75th birthday, unless a waiver of such requirement has been adopted by a majority of the other directors. These policies may be changed by the directors without a stockholder vote.

Directors

Information regarding the members of the Board is as follows:

Name and Age (1)	Position with the Company	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships
Interested Directors*
Katherine (“Kaysie”) P. Uniacke (65)	Class III Director	Director since May 2022; term expires 2026 (2029 if re-elected)

Ms. Uniacke is Chair of the Board—Goldman Sachs Asset Management International (2013-Present) and Advisory Director-Goldman Sachs (2013-Present). She was formerly Director—Goldman Sachs Dublin and Luxembourg family of funds (2013-2023).

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

Goldman Sachs Asset Management International; GS BDC; SCH; GS PMMC II; PSLF; West Bay
Independent Directors
Jaime Ardila (70)	Class II Director	Director since May 2022; term expires 2028

Mr. Ardila is retired. He is Director, Accenture plc (2013-Present), Chairperson, Nexa Resources (2019-Present), and Director, Grupo Energía Bogotá (GEB) (2024-Present). Formerly, he was Director of Ecopetrol (2016-2019); and held senior management positions with General Motors Company (an automobile manufacturer) (1984-1996 and 1998-2016), most recently as Executive Vice President, and President of General Motors’ South America region (2010-2016).

Independent Director—the Company and GS BDC.

Chair of the Board of Directors—SCH, GS PMMC II and PSLF.

Accenture plc (a management consulting services company); Nexa Resources (a mining company); Grupo Energía Bogotá (an electric utility company); GS BDC; SCH; GS PMMC II; PSLF
Carlos E. Evans (74)	Class I Director	Director since May 2022; term expires 2027

Mr. Evans is retired. He is Chairman, Highwoods Properties, Inc. (2018-Present); Director, National Coatings and Supplies Inc. (2015-Present); Director, Warren Oil Company, LLC (2016-Present); Director, American Welding & Gas Inc. (2015-Present); and Director, Johnson Management (2015-Present). He was formerly Director, Sykes Enterprises, Inc. (2016-2021).

Independent Director—the Company, GS BDC, and West Bay.

Highwoods Properties, Inc.; National Coatings and Supplies Inc.; Warren Oil Company, LLC; American Welding & Gas Inc.; Johnson Management; GS BDC; West Bay

Timothy J. Leach (70)	Class III Director	Director since May 2022; term expires 2026 (2029 if re-elected)

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

Chairman—the Company and GS BDC.

Independent Director—West Bay.

Habitat for Humanity of Sonoma County; GS Renewable Power LLC; GS BDC
Richard A. Mark (72)	Class II Director	Director since May 2022; term expires 2028

Mr. Mark is retired. He is Director, Viatris Inc. (2020–Present); and Director, Home Centered Care Institute (2021 – Present). He was formerly Director, Almost Home Kids (2016–2021) and Director, Mylan N.V. (2019–2020).

Independent Director—the Company, GS BDC, GS PMMC II, SCH and PSLF.

Viatris Inc.; Home Centered Care Institute; GS BDC; GS PMMC II, SCH, PSLF and West Bay
Susan B. McGee (66)	Class I Director	Director since May 2022; term expires 2027

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

Independent Director—the Company, GS BDC, SCH, GS PMMC II and PSLF.

ETTL Engineers and Consultants, Inc.; HIVE Digital Technologies Ltd; GS BDC; SCH; GS PMMC II; PSLF

* Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by GS Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1) Each director may be contacted by writing to the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Information regarding our executive officers who are not Directors is as follows:

Name	Age	Position(s)
Vivek Bantwal	48	Co-Chief Executive Officer
David Miller	56	Co-Chief Executive Officer
Tucker Greene	50	Chief Operating Officer and President
Stephanie Rader	43	Executive Vice President and Head of Business Development
Stanley Matuszewski	39	Chief Financial Officer and Treasurer
John Lanza	55	Principal Accounting Officer
Julien Yoo	54	Chief Compliance Officer
Caroline Kraus	48	Chief Legal Officer and Secretary
Justin Betzen	45	Vice President
Greg Watts	49	Vice President
Jennifer Yang	42	Vice President
Matthew Carter	39	Vice President

The address for each executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Interested Director

Katherine P. Uniacke. Ms. Uniacke is the sole interested director on the Board and has served in such capacity since May 2022. Ms. Uniacke is the chairperson of the board of Goldman Sachs Asset Management International, serves on the boards of GS BDC, SCH, GS PMMC II, PSLF, and West Bay; and is an advisory director to GS Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012, where she was named managing director in 1997 and partner in 2002. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Independent Directors

Timothy J. Leach. Mr. Leach is retired. Mr. Leach has served on the Board of Directors of the Company since May 2022 and has served as Chair of the Board since January 2023. He also serves as a member and Chairperson of the Board of Directors of GS BDC and as a member of the Board of West Bay. Mr. Leach has served as chair of the Board of Directors of MN8 Energy Inc. (f/k/a Goldman Sachs Renewable Power LLC), a renewable energy producer, since 2021. From 2008 until his retirement in July 2016, Mr. Leach served as chief investment officer of US Bank Wealth Management. Prior to joining US Bank, Mr. Leach held senior management positions with U.S. Trust Company and various investment advisers and asset managers, including Wells Fargo Private Investment Advisors, Wells Fargo Alternative Asset Management, ABN Amro Global Asset Management, ABN Amro Asset Management (USA) and Qualivest Capital Management. Based on the foregoing, Mr. Leach is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Jaime Ardila. Mr. Ardila is retired. Mr. Ardila has served on the Board of Directors of the Company since May 2022, including as Chair of the Board until January 2023. He also serves as a member of the Board of Directors of GS BDC and serves as Chair of the Board of Directors of SCH, GS PMMC II and PSLF. Mr. Ardila is a member of the Board of Directors of Accenture plc, a management consulting services company, where he serves as chairperson of the Finance Committee, a member of the Audit Committee, and a member of the Governance and Nominations Committee. He also serves as the chairperson of the Board of Directors of Nexa Resources S.A., a mining company, and a member of the Board of Directors of Grupo Energía Bogotá, an electric utility company. Previously, he was a member of the Board of Directors of Ola Electric Mobility, an electric vehicle manufacturer, from 2019 to 2023 and was also a member of the Board of Directors of Ecopetrol, an integrated oil company, where he served as chair of the Audit Committee and a member of the Business Committee and the Corporate Governance and Sustainability Committee, from 2016 to 2019. Mr. Ardila also worked for 29 years at General Motors Company, an automobile manufacturer, where he held several senior management positions, most recently as executive vice president of the company and president of General Motors’ South America region. Mr. Ardila joined General Motors in 1984. From 1996 to 1998, Mr. Ardila served as the managing director, Colombian Operations, of N M Rothschild & Sons Ltd, before rejoining General Motors in 1998. Based on the foregoing, Mr. Ardila is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Carlos E. Evans. Mr. Evans is retired. Mr. Evans has served on the Board of Directors of the Company since May 2022. He also serves on the Board of Directors of GS BDC and West Bay, including as Chair of the Board of Directors of West Bay. Mr. Evans is currently chairperson of the Board of Directors of Highwoods Properties, Inc., a real estate investment trust, where he serves as a member of the Compensation/Governance Committee and as chairperson of the Executive Committee. He previously served as chairman of the Compensation/Governance Committee of Highwoods Properties, Inc. Prior to his retirement in 2014, Mr. Evans worked for Wells Fargo Bank, most recently serving as executive vice president and group head of the eastern division of Wells Fargo commercial banking. From 2006 until

Wachovia Corporation’s merger with Wells Fargo in 2009, Mr. Evans served as wholesale banking executive and an executive vice president for the Wachovia general banking group. Previously, he held senior management positions with First Union National Bank and with Bank of America and its predecessors, including NationsBank, North Carolina National Bank and Bankers Trust of South Carolina, which he joined in 1973. Mr. Evans is chairperson emeritus of the board of Spoleto Festival USA and was previously chairman of the board of the Medical University of South Carolina Foundation. Mr. Evans serves on the boards of four private companies, National Coatings and Supplies Inc., Warren Oil Company, LLC, American Welding & Gas Inc. and Johnson Management. He also previously served on the Board of Directors of Sykes Enterprises, Incorporated, an international provider of outsourced customer contact management services. Based on the foregoing, Mr. Evans is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Richard A. Mark. Mr. Mark is retired. Mr. Mark has served on the Board of Directors of the Company since May 2022. Mr. Mark has been designated as the Board’s “audit committee financial expert” given his extensive accounting and finance experience. He also serves on the Board of Directors and as the chair of the audit committee of GS BDC, GS PMMC II, SCH, PSLF and West Bay. Prior to his retirement in 2015, Mr. Mark was a partner at Deloitte & Touche LLP, most recently leading the corporate development function of the advisory business of Deloitte. Mr. Mark began his career at Arthur Andersen & Co. and held various positions with Arthur Andersen, including audit partner, before joining Deloitte in 2002. Since November 2020, Mr. Mark has served on the Board of Directors of Viatris Inc. (“Viatris”), a global pharmaceuticals company. Prior to the closing of the transaction that combined Mylan N.V. and Pfizer Inc.’s off-patent branded and generic established medicines business, which resulted in the formation of Viatris, Mr. Mark served on the Board of Directors of Mylan N.V. from June 2019 until November 2020. Mr. Mark also served from July 2015 until August 2016 as chairperson of the board of directors and as a member of the audit committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. Since December 2021, Mr. Mark has served on the Board of Directors of the Home Centered Care Institute, a nonprofit organization focused on scaling home-based primary care. From May 2016 to December 2021, Mr. Mark served as a director of Almost Home Kids, an affiliate of Lurie Children’s Hospital of Chicago, which provides care to children with complicated health needs. Mr. Mark is a certified public accountant. Based on the foregoing, Mr. Mark is experienced with accounting, financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Susan B. McGee. Ms. McGee is retired. Ms. McGee has served on the Board of Directors of the Company since May 2022. She also serves on the Board of Directors of GS BDC, SCH, GS PMMC II and PSLF. Ms. McGee also serves on the Board of Directors for ETTL Engineers and Consultants Inc. and HIVE Digital Technologies Ltd. Ms. McGee formerly served as a director for Nobul Corporation, a digital real estate company, from 2019 to 2022. Ms. McGee worked for 26 years at U.S. Global Investors, Inc., an investment management firm, until June 2018, during which time she held several senior management positions, including president, general counsel and chief compliance officer. She was also involved in the governance of the U.S. Global Investors Funds, serving as vice president until June 2018. In addition, Ms. McGee formerly served on the Board of Governors of the Investment Company Institute and as chairperson of the Investment Company Institute Small Funds Committee until June 2018. She is also a member of the Board of Directors of the San Antonio Sports Foundation, a not-for-profit organization. Based on the foregoing, Ms. McGee is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Executive Officers Who Are Not Directors

Vivek J. Bantwal. Mr. Bantwal is the Co-Chief Executive Officer of the Company and has served in such capacity since August 2025. Mr. Bantwal is also the Co-Chief Executive Officer of GS BDC, SCH, GS PMMC II, PSLF, and West Bay. Mr. Bantwal is global co-head of Private Credit within GSAM. He joined Goldman Sachs in 1999, was named managing director in 2007, and partner in 2012. Mr. Bantwal serves as a member of the Firmwide Management Committee, Private Credit Investment Committee, Investment Grade Private Credit and Asset Finance Investment Committee, and the Firmwide Conduct Committee. He previously held the role of Global Head of the Financing Group within Investment Banking and co-chaired the Firmwide Capital Committee. Before that, he was Chief Operating Officer of the Global Markets Division. Earlier in his career, Mr. Bantwal co-headed the Americas Credit Finance Group, where he managed the firm’s Leveraged Finance and Structured Finance businesses. Mr. Bantwal also contributes to several organizations, including serving on the Undergraduate Executive Board of the Wharton School at the University of Pennsylvania, the Leadership Council of the Mindich Child Health and Development Institute at Mount Sinai, and the board of the American India Foundation. Mr. Bantwal earned a BS in Economics from the Wharton School of the University of Pennsylvania.

David D. Miller. Mr. Miller is the Co-Chief Executive Officer of the Company and has served in such capacity since May 2022. Mr. Miller is also the Co-Chief Executive Officer of GS BDC, SCH, GS PMMC II, PSLF, and West Bay. Mr. Miller is head of the GSAM Private Credit Direct Lending Team in the Americas. He joined Goldman Sachs in 2004, named managing director in 2012, and partner in 2014. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. Mr. Miller serves as a member of the Private Credit Investment Committee. In 2004, he co-founded Goldman Sachs’s middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller earned a BS from Auburn University.

Tucker E. Greene. Mr. Greene is the President and Chief Operating Officer of the Company and has served in such capacities since August 2025 and June 2023, respectively. Mr. Greene is also the President and Chief Operating Officer of GS BDC, SCH, GS PMMC II, PSLF, and West Bay. Mr. Greene previously served as a Vice President of the Company, GS BDC, SCH, GS PMMC II, and PSLF. He is also a managing director in the GSAM Private Credit Team, and a senior portfolio manager focused on fund management. Prior to his current role, Mr. Greene was a senior originator and underwriter in the GSAM Private Credit Team. Mr. Greene joined Goldman Sachs in 2004 in the Specialty Lending Group, primarily investing firm capital in directly originated middle market loans. Prior to joining Goldman Sachs,

Mr. Greene worked at GE Capital, focusing on underwriting loans in the media and telecommunications sector. Mr. Greene was named managing director in 2021. Mr. Greene earned a BS and MBA from Vanderbilt University.

Stanley Matuszewski. Mr. Matuszewski is the Chief Financial Officer and Treasurer of the Company and has served in such capacity since November 2023. Mr. Matuszewski also is the Chief Financial Officer and Treasurer of GS BDC, SCH, GS PMMC II, PSLF, and West Bay. He is also a managing director in the GSAM Private Credit Team. Prior to his current role, he managed the Business Development Companies Asset Management Product Controllers team, which is responsible for valuation oversight. Prior to joining Goldman Sachs in 2013, he worked at Morgan Stanley in the Valuation Review Group. Mr. Matuszewski was named managing director in 2025.

Stephanie L. Rader. Ms. Rader is the Executive Vice President and Head of Business Development of the Company and has served in such capacity since May 2022. Ms. Rader is global co-head of Alternatives Capital Formation within GSAM, with responsibility for capital raising, product strategy, research and investor relations across private equity, private credit, real estate, infrastructure, sustainability and hedge funds/liquid alternatives. Before this, she was the Global Head of Private Credit Client Solutions for Goldman Sachs Asset Management. Prior to that, Ms. Rader led Distressed and Bank Loan Sales within Global Markets. She is a member of the Asset and Wealth Management New Activity Committee, Private Credit Investment Committee, and Asset and Wealth Management Inclusion and Diversity Council. She also serves on the Board of Trustees of The Association of Community Employment Program for Homeless in New York City. Ms. Rader joined Goldman Sachs in 2004 and was named managing director in 2015 and partner in 2018. Ms. Rader earned a BA in Public Policy and a BA in Economics from Duke University.

John Lanza. Mr. Lanza is the Principal Accounting Officer of the Company and has served in such capacity since November 2023. Mr. Lanza is also the Principal Accounting Officer of GS BDC, SCH, GS PMMC II and PSLF. Mr. Lanza has held several positions with GSAM. Mr. Lanza currently manages the Business Development Companies and Direct Hedge Funds Asset Management Fund Controllers teams, which are responsible for accounting and financial reporting oversight. He previously served as the head of Operational Risk and Governance in the Consumer and Wealth Management Division. Prior to that, Mr. Lanza was the global head of Regulatory Reform and Control Oversight and before that he managed the GSAM Alternative Investments Global Fund Services Group.

Caroline Kraus. Ms. Kraus is the Chief Legal Officer and Secretary of the Company and has served in such capacity since August 2022. Ms. Kraus is also a managing director and senior counsel at GSAM and the Chief Legal Officer and Secretary of GS BDC, SCH, GS PMMC II, PSLF, and West Bay, as well as various other Goldman Sachs funds. Ms. Kraus joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, she was an associate at Weil, Gotshal & Manges, LLP.

Julien Yoo. Ms. Yoo is the Chief Compliance Officer of the Company and has served in such capacity since May 2022. Ms. Yoo is also the managing director of GSAM Compliance, head of the U.S. Regulatory Compliance team within GSAM Compliance, and Chief Compliance Officer of GS BDC, SCH, GS PMMC II, PSLF and West Bay. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a vice president in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Justin Betzen. Mr. Betzen is a Vice President of the Company and has served in such capacity since August 2022. Mr. Betzen is also a Vice President of GS BDC, SCH, GS PMMC II, PSLF, and West Bay. He is also a managing director and senior underwriter in GSAM Private Credit in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined the firm as a vice president in 2013. He was named managing director in 2019. Prior to rejoining the firm, Mr. Betzen worked at Newstone Capital Partners and was focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group and was focused on software, services and payments companies.

Greg D. Watts. Mr. Watts is a Vice President of the Company and has served in such capacity since August 2022. Mr. Watts is also a Vice President of GS BDC, SCH, GS PMMC II, PSLF, and West Bay. He also serves as head of underwriting and portfolio management for the GSAM Private Credit Direct Lending Team in Americas. He has spent greater than 20 years as a credit investor in middle market companies and has overseen billions of dollars of investments from origination to exit as well as a significant amount of experience in workouts and restructurings. Mr. Watts is a member of the Private Credit Investment Committee. Mr. Watts joined Goldman Sachs in 2007 and was named managing director in 2015 and partner in 2022. Prior to joining Goldman Sachs, Mr. Watts spent five years with GE Capital’s Technology, Media and Telecom Finance Group as a senior vice president and risk team leader in underwriting and portfolio management. Before working at GE Capital, Mr. Watts was an associate at Investcorp International after beginning his career as an investment banking analyst in Salomon Smith Barney’s Mergers and Acquisitions Group. He earned a BBA in Finance from the University of Georgia.

Jennifer Yang. Ms. Yang is a Vice President of the Company and has served in such capacity since August 2022. Ms. Yang is also a Vice President of GS BDC, SCH, GS PMMC II, PSLF, and West Bay. She is also a managing director in Credit Alternatives within GSAM, with oversight of Healthcare. She is responsible for leading and managing the healthcare investment strategy and portfolio. Ms. Yang joined Goldman Sachs in 2018 as a vice president and was named managing director in 2021. Prior to joining Goldman Sachs, Ms. Yang was an executive director at Varagon Capital Partners, where she was responsible for structuring, executing and managing credit investments in the healthcare sector. Previously, she was a vice president at Fifth Street Asset Management, focused on healthcare deal execution.

Matthew Carter. Mr. Carter is a Vice President of the Company and has served in such capacity since February 2025. Mr. Carter is also a Vice President of GS BDC, SCH, GS PMMC II, PSLF and West Bay. Mr. Carter is a managing director and senior underwriter in Private Credit within Asset & Wealth Management at Goldman Sachs. He leads workout and restructuring activities for the U.S. direct lending business. Mr. Carter joined Goldman Sachs in 2014 as an associate in the Specialty Lending Group within the Special Situations Group and was named managing director in 2023. Prior to joining Goldman Sachs, Mr. Carter worked in the Investment Banking Division at Barclays Capital for five years and started his career in the Private Fund Investments Group at Lehman Brothers.

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

The Audit Committee held four formal meetings in 2025.

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

The Governance and Nominating Committee held three formal meetings in 2025.

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

The Compliance Committee held four formal meetings in 2025.

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

The Contract Review Committee held one formal meeting in 2025.

Code of Ethics

We have a code of ethics that applies to our principal executive officers, principal financial officer and principal accounting officer. Our Code of Ethics is discussed under “Item 1. Business-Code of Ethics” of the Original Report and a copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to, among others, our Co-Chief Executive Officers and Chief Financial Officer. We intend to disclose any material amendment to or waivers of required provisions of the Code of Business Conduct and Ethics on a current report on Form 8-K. Our Code of Business Conduct and Ethics is filed as an exhibit to this Annual Report on Form 10-K.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to its directors, officers and other covered persons. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. While there is no insider trading policy with respect to the Company itself, the Company follows repurchase procedures and complies with all applicable securities laws when transacting in its own securities. A copy of the Company’s insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

Director Charter

We have adopted a Director Charter, which applies to, among other things, the authority and duties of our directors, composition of our Board of Directors and the election and role of the Chair of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

None of our executive officers are currently compensated by us. We do not currently have any employees. Our day-to-day operations are managed by the Investment Adviser.

Compensation of Directors

For the fiscal year ended December 31, 2025, each Independent Director was compensated with a $100,000 annual fee (or $50,000 upon the Company’s NAV being less than $1,500,000,000) for his or her services as Director. In addition, the Chair earns an additional annual fee of $25,000 (or $12,500 upon the Company’s NAV being less than $1,500,000,000), and the director designated as the “audit committee financial expert,” as defined in Item 407 of Regulation S-K, earns an additional annual fee of $15,000 (or $7,500 upon the Company’s NAV being less than $1,500,000,000) for his or her additional services in such capacity. The Independent Directors are also reimbursed for travel and other reasonable expenses incurred in connection with attending meetings. No compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

In addition, we purchase liability insurance on behalf of our Directors. We may also pay the incidental costs of a Director to attend training or other types of conferences relating to the business development company (“BDC”) industry.

	Total Compensation From the Company for the Year Ended December 31, 2025 (1)	Total Compensation from the Goldman Sachs Fund Complex for the Year Ended December 31, 2025 (2)
Interested Director
Kaysie Uniacke	—
Independent Directors
Jaime Ardila	$100,000	$485,000
Carlos E. Evans	$100,000	$362,826
Timothy J. Leach (3)	$125,000	$403,391
Richard A. Mark (4)	$115,000	$395,652
Susan B. McGee	$100,000	$415,000
Former Independent Directors
Ross J. Kari (5)	$100,000	$443,000

(1)

The Company did not award any portion of the fees earned by its directors in stock or options during the year ended December 31, 2025. The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

(2)

Reflects compensation earned during the year ended December 31, 2025. For purposes of this table, the Goldman Sachs Fund Complex includes the Company, MMLC II (prior to the Merger), GS BDC, SCH, GS PMMC II, PSLF and West Bay.

(3)	Includes compensation as Chair of the Board.
(4)	Includes compensation as “audit committee financial expert”.
(5)	Mr. Kari retired from the Board of Directors and all committees thereof, effective as of the close of business on December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 3, 2026, certain ownership information with respect to shares of the Company’s common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of the Company’s common stock and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such shares of common stock.

Name and Address (1)	Type of Ownership	Number of Shares Owned	Percentage
Beneficial Owners of 5% or more
Nomura Asset Management Co Ltd (1)	Beneficial	22,305,081.07	5.8%
Interested Director
Kaysie Uniacke	—	—	—
Independent Directors
Jaime Ardila	Beneficial	15,382.13	*
Carlos E. Evans	Beneficial	2,590.62	*
Timothy J. Leach	Beneficial	5,077.70	*
Richard A. Mark	Beneficial	3,976.14	*
Susan B. McGee	Beneficial	—	—
Executive Officers
Vivek Bantwal	Beneficial	29,925.08	*
David Miller	Beneficial	13,110.35	*
Stephanie Rader	—	—	—
Tucker Greene	Beneficial	7,192.36	*
Stanley Matuszewski	—	—	—
John Lanza	—	—	—
Julien Yoo	—	—	—
Caroline Kraus	—	—	—
Justin Betzen	Beneficial	7,925.59	*
Greg Watts	Beneficial	7,866.22	*
Jennifer Yang	—	—	—
Matthew Carter	—	—	—
All executive officers and directors as a group (18 persons)(2)		93,046.19	*

*	Amount rounds to less than 1%.
(1)

Based on the records of the Company’s transfer agent as of May 28, 2025. The address of Nomura Asset Management Co Ltd, a Japanese limited company, is Toyosu Bayside Cross Tower, 2-2-1, Toyosu, Koto-ku, Tokyo, 135-0061, Japan.

(2)	The address for each of the Company’s directors and executive officers is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Transactions with Related Persons; Review, Approval or Ratification of Transactions with Related Persons

Investment Management Agreement

GSAM serves as our Investment Adviser. Our Investment Adviser has been registered as an investment adviser with the SEC since 1990 and is a subsidiary of GS Group Inc., a bank holding company. GS & Co., a wholly-owned subsidiary of GS Group Inc., serves as our placement agent in connection with the continuous private offering of our shares of common stock.

Subject to the supervision of the Board of Directors, the Investment Adviser provides day-to-day advice regarding the Company’s portfolio transactions and is responsible for the Company’s business affairs and other administrative matters pursuant to an investment management agreement between us and the Investment Adviser (the “Investment Management Agreement”).

For the year ended December 31, 2025, we paid our Investment Adviser a total of $72.43 million in fees (excluding fees that are accrued but not paid and net of fee waivers by the Investment Adviser) pursuant to the Investment Management Agreement, which consisted of approximately $43.56 million in management fees and $28.87 million in incentive fees.

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

For information regarding our co-investment opportunities, see “Item 1. Business—Allocation of Investment Opportunities”.

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

For the year ended December 31, 2025, the Company incurred expenses for services provided by the Transfer Agent under the Transfer Agency Agreement of approximately $3.53 million. As of December 31, 2025, approximately $1.06 million remained payable.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024 were $1,571,900 and $637,800, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP to the Company for the years ended December 31, 2025 and 2024.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024 were $1,610,799 and $1,555,770, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report and Goldman Sachs & Co. LLC for services related to the 17Ad-13 report.

Tax Fees

No fees were billed by PricewaterhouseCoopers LLP to the Company for services rendered to the Company for tax compliance, tax advice and tax planning for the years ended December 31, 2025 and 2024.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP to the Company for products and services provided to the Company, other than the services reported in “Audit Fees” above, for the years ended December 31, 2025 and 2024.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

Aggregate Non-Audit Fees

The aggregate fees billed for non-audit services to GSAM and its affiliates by PricewaterhouseCoopers LLP for services for the year ended December 31, 2025 was $19.0 million and for the year ended December 31, 2024 was $20.7 million.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 82 of this annual report on Form 10-K.

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (File No. 814-01627), filed on May 13, 2025).
4.1	Description of Securities (incorporated by reference to the “Description of Our Shares” set forth in the Company’s Registration Statement on Form 8-A (File No. 000-56531), filed on November 4, 2025).

4.2

Indenture, dated as of May 6, 2025, by and between the Company and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025).

4.3

First Supplemental Indenture, dated as of May 6, 2025, relating to the 5.875% Notes due 2028, by and between the Company and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025)

4.4

Second Supplemental Indenture, dated as of May 6, 2025, relating to the 6.250% Notes due 2030, by and between the Company and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025).

4.5	Form of 5.875% Notes due 2028 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025).

4.6	Form of 6.250% Notes due 2030 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025).

4.7

Registration Rights Agreement, dated as of May 6, 2025, relating to the 5.875% Notes due 2028, by and between the Company and BofA Securities, Inc., as the representative of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025).

4.8

Registration Rights Agreement, dated as of May 6, 2025, relating to the 6.250% Notes due 2030, by and between the Company and BofA Securities, Inc., as the representative of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on May 7, 2025).

4.9

Third Supplemental Indenture, dated as of October 17, 2025, relating to the 5.375% Notes due 2029, by and between the Company and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01627) filed on October 17, 2025).

4.10	Form of 5.375% Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01627) filed on October 17, 2025).

4.11

Registration Rights Agreement, dated as of October 17, 2025, relating to the 5.375% Notes due 2029, by and between the Company and Morgan Stanley & Co. LLC, as the representative of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01627) filed on October 17, 2025).

4.12

Registration Rights Agreement, dated as of December 16, 2025, relating to the 5.375% Notes due 2029, by and between the Company and Morgan Stanley & Co. LLC, as the representative of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01627) filed on December 16, 2025).

4.13

Fourth Supplemental Indenture, dated as of November 24, 2025, relating to the 5.875% Notes due 2031, by and between the Company and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on November 24, 2025).

4.14	Form of 5.875% Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on November 24, 2025).

4.15

Registration Rights Agreement, dated as of November 24, 2025, relating to the 5.875% Notes due 2031, by and between the Company and Wells Fargo Securities, LLC, as the representative of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on November 24, 2025).

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

10.9

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

10.14

Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of June 16, 2025, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on June 20, 2025).

10.15*

Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of October 14, 2025, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent.

10.16

Sixth Amendment to Senior Secured Revolving Credit Agreement, dated as of December 17, 2025, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on December 22, 2025).

10.17

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

10.18

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

10.19

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

10.20

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

10.21

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

10.22

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

10.23

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

10.24

Third Amendment to Loan and Servicing Agreement, dated as of July 16, 2025, by and among GSCR Mott Street, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as servicer and as transferor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01627), filed on November 12 2025).

10.25

Fourth Amendment to Loan and Servicing Agreement, dated as of October 24, 2025, by and among GSCR Mott Street, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as servicer and as transferor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on October 29, 2025).

10.26

Notice of Commitment Increase Request, dated as of November 4, 2024, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on November 6, 2024).

10.27

Notice of Commitment Increase Request, dated as of November 25, 2024, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on November 27, 2024).

10.28

Notice of Commitment Increase Request, dated as of July 17, 2025, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01627), filed on November 12, 2025).

10.29

Notice of Commitment Increase Request, dated as of October 14, 2025, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01627), filed on November 12, 2025).

10.30	Form of Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A (File No. 000-56531), filed on November 4, 2025).

10.31

Distribution and Servicing Plan of the Company, dated as of November 11, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01627), filed on November 12, 2025).

10.32

Multiple Class Plan of the Company, dated as of November 11, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01627), filed on November 12, 2025).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 5, 2024).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 5, 2024).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 4, 2025).

21.1	Subsidiaries of Goldman Sachs Private Credit Corp (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 814-01627) filed on March 4, 2025).

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: March 3, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 3, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Vivek Bantwal, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2026.

Signature	Title

/s/ Vivek Bantwal Vivek Bantwal	Co-Chief Executive Officer (Co-Principal Executive Officer)

/s/ David Miller David Miller	Co-Chief Executive Officer (Co-Principal Executive Officer)

/s/ Stanley Matuszewski Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ John Lanza John Lanza	Principal Accounting Officer

/s/ Timothy J. Leach Timothy J. Leach	Chairperson of the Board of Directors

/s/ Carlos E. Evans Carlos E. Evans	Director

/s/ Jaime Ardila	Director
Jaime Ardila

/s/ Richard A. Mark	Director
Richard A. Mark

/s/ Susan B. McGee	Director
Susan B. McGee

/s/ Katherine Uniacke	Director
Katherine Uniacke