Form 10-Q
period 2026-03-31
Goldman Sachs Private Credit Corp.
filed 2026-05-12
CIK 1920145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 12, 2026, was 377,693,351 Class I Shares, 144,246 Class S Shares and 12,197 Class D Shares, respectively. Common shares of common stock outstanding exclude May 1, 2026 subscriptions since the issuance price for such shares has not been finalized at this time.

GOLDMAN SACHS PRIVATE CREDIT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026 (Unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $16,633,714 and $15,623,069)	$16,481,322	$15,607,836
Non-controlled affiliated investments (cost of $44,046 and $81,054)	27,268	66,674
Total investments, at fair value (cost of $16,677,760 and $15,704,123)	$16,508,590	$15,674,510
Investments in affiliated money market fund (cost of $343,539 and $273,743)	343,539	273,743
Cash	163,728	197,449
Interest and dividends receivable	96,238	86,798
Deferred financing costs	37,237	36,924
Receivable for investments sold	107,317	37,844
Receivable from investment adviser	9,750	4,459
Deferred offering costs	410	715
Unrealized appreciation on derivatives	—	343
Other assets	245,763	2,072
Total assets	$17,512,572	$16,314,857
Liabilities
Debt (net of debt issuance costs of $53,297 and $34,274)	$7,585,358	$7,061,721
Payable for investments purchased	72,873	135,487
Distribution payable	124,100	108,900
Payable for share repurchases	425,497	281,339
Interest and other debt expenses payable	84,005	51,453
Management fees payable	13,903	10,416
Incentive fees based on income payable	20,162	15,794
Stockholder servicing and/or distribution fees payable	2	—
Accrued expenses and other liabilities	9,611	9,241
Total liabilities	$8,335,511	$7,674,351
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (372,733,420 and 345,702,942 shares issued and outstanding as of March 31, 2026 and December 31, 2025)	373	346
Paid-in capital in excess of par	9,383,576	8,705,055
Distributable earnings (loss)	(206,888)	(64,895)
Total net assets	$9,177,061	$8,640,506
Total liabilities and net assets	$17,512,572	$16,314,857
Net asset value per share
Class I Shares:
Net Assets	$9,174,671	$8,640,506
Common stock outstanding ($0.001 par value, 1,000,000,000 shares authorized)	372,636,362	345,702,942
Net asset value per share	$24.62	$24.99
Class S Shares:
Net Assets	$2,091	$—
Common stock outstanding ($0.001 par value, 1,000,000,000 shares authorized)	84,920	—
Net asset value per share	$24.62	$—
Class D Shares:
Net Assets	$299	$—
Common stock outstanding ($0.001 par value, 1,000,000,000 shares authorized)	12,138	—
Net asset value per share	$24.62	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$347,814	$181,402
Other income	12,958	4,426
From non-controlled affiliated investments:
Dividend income	2,806	4,315
Interest income	328	1,343
Other income	24	38
Total investment income	$363,930	$191,524
Expenses:
Interest and other debt expenses	$106,839	$38,602
Management fees	29,197	18,202
Incentive fees based on income	27,762	16,459
Stockholder servicing and/or distribution fees	2	—
Professional fees	1,012	629
Offering costs	337	269
Directors’ fees	123	169
Other general and administrative expenses	5,269	2,569
Total expenses	$170,541	$76,899
Fee waivers	(17,470)	(22,595)
Expense support	(9,750)	(4,177)
Net expenses	$143,321	$50,127
Net investment income	$220,609	$141,397
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(10,926)	$(3,673)
Foreign currency transactions	(1,405)	3,266
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(137,159)	(19,584)
Non-controlled affiliated investments	(2,398)	(2,706)
Foreign currency translations	(1,372)	(10,165)
Net realized and unrealized gains (losses)	$(153,260)	$(32,862)
Net increase in net assets from operations	$67,349	$108,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Net assets at beginning of period	$8,640,506	$4,905,704
Increase (decrease) in net assets from operations:
Net investment income	$220,609	$141,397
Net realized gain (loss)	(12,331)	(407)
Net change in unrealized appreciation (depreciation)	(140,929)	(32,455)
Net increase in net assets from operations	$67,349	$108,535
Distributions to stockholders from:
Class I
Distributable earnings to common stockholders	$(209,325)	$(135,118)
Class S
Distributable earnings to common stockholders	$(15)	$—
Class D
Distributable earnings to common stockholders	$(2)	$—
Total distributions to stockholders	$(209,342)	$(135,118)
Capital transactions:
Class I
Issuance of common shares	$1,039,082	$1,284,212
Repurchased shares, net of early repurchase deduction	(425,360)	(66,971)
Reinvestment of common stockholder distributions	62,427	48,672
Net increase in net assets from capital transactions	$676,149	$1,265,913
Class S
Issuance of common shares	$2,099	$—
Repurchased shares, net of early repurchase deduction	—	—
Reinvestment of common stockholder distributions	—	—
Net increase in net assets from capital transactions	$2,099	$—
Class D
Issuance of common shares	$300	$—
Repurchased shares, net of early repurchase deduction	—	—
Reinvestment of common stockholder distributions	—	—
Net increase in net assets from capital transactions	$300	$—
Total increase in net assets	$536,555	$1,239,330
Net assets at end of period	$9,177,061	$6,145,034
Class I distributions per share	$0.56	$0.58
Class S distributions per share	$0.34	$—
Class D distributions per share	$0.18	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net increase in net assets from operations:	$67,349	$108,535
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(2,140,632)	(1,129,763)
Payment-in-kind interest capitalized	(11,322)	(7,104)
Investments in affiliated money market fund, net	(69,796)	111,227
Proceeds from sales of investments and principal repayments	1,176,861	189,525
Net realized (gain) loss on investments	10,926	3,673
Net change in unrealized (appreciation) depreciation on investments	139,557	22,290
Net change in unrealized (appreciation) depreciation on foreign currency translation	316	(173)
Net change in unrealized (appreciation) depreciation on interest rate swaps accounted for as hedge instruments and the related hedged items	(321)	—
Amortization of premium and accretion of discount, net	(9,472)	(4,374)
Amortization of deferred financing and debt issuance costs	5,487	1,882
Amortization of deferred offering costs	337	269
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(69,473)	29,230
(Increase) decrease in interest and dividends receivable	(9,440)	(2,053)
(Increase) decrease in receivable from investment adviser	(5,291)	(1,103)
(Increase) decrease in other assets	(264,240)	(3,375)
Increase (decrease) in interest and other debt expenses payable	33,619	1,043
Increase (decrease) in management fees payable	3,487	1,373
Increase (decrease) in incentive fees based on income payable	4,368	(2,580)
Increase (decrease) in stockholder servicing and/or distribution fees payable	2	—
Increase (decrease) in payable for investments purchased	(62,614)	(217,527)
Increase (decrease) in accrued expenses and other liabilities	732	(1,141)
Net cash provided by (used for) operating activities	$(1,199,560)	$(900,146)
Cash flows from financing activities:
Proceeds from issuance of common shares	$1,041,481	$1,284,212
Repurchased shares, net of early repurchase deduction	(281,202)	(25,575)
Offering costs paid	(394)	(499)
Common stock distributions paid	(131,715)	(75,880)
Financing costs and debt issuance costs paid	(25,889)	(3,238)
Borrowings on debt	3,188,908	975,844
Repayments of debt	(2,625,034)	(1,285,568)
Net cash provided by (used for) financing activities	$1,166,155	$869,296
Net increase (decrease) in cash	$(33,405)	$(30,850)
Effect of foreign exchange rate changes on cash	(316)	173
Cash, beginning of period	197,449	120,377
Cash, end of period	$163,728	$89,700
Supplemental and non-cash activities
Interest expense paid	$64,685	$34,431
Accrued but unpaid distributions	$124,100	$75,012
Reinvestment of common stockholder distributions	$62,427	$48,672
Accrued but unpaid share repurchases	$425,497	$66,980

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date(5)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Debt Investments-179.3%
Australia-4.1%
1st Lien/Senior Secured Debt-4.1%
Prestige Bidco Pty Ltd (dba Pickles Auctions)	Distributors	8.79%	B + 4.75%		08/25/31	AUD	72,042	$46,361	$49,457	(7) (8) (9)
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		03/19/33	AUD	159,424	—	—	(7) (9) (10)
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		03/19/33	AUD	15,942	—	—	(7) (9) (10)
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		03/19/33	AUD	1,183	—	—	(7) (9) (10)
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		03/19/33	AUD	118	—	—	(7) (9) (10)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals	8.79%	B + 5.00%		10/29/32	AUD	240,767	157,046	164,456	(7) (8) (9)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals		B + 5.00%		10/29/32	AUD	42,717	—	—	(7) (8) (9) (10)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals	9.09%	B + 5.00%		10/29/32	AUD	34,950	20,260	21,220	(7) (8) (9) (10)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	8.89%	B + 5.00%		07/30/31	AUD	171,644	108,404	115,761	(7) (8) (9)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	9.35%	B + 5.00%		07/30/31	AUD	42,983	7,025	6,474	(7) (8) (9) (10)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	8.85%	SN + 5.00%		07/30/31	GBP	16,374	21,292	21,186	(7) (8) (9)
Total 1st Lien/Senior Secured Debt								360,388	378,554
Total Australia								$360,388	$378,554
Belgium-0.3%
1st Lien/Senior Secured Debt-0.3%
Ranch Bidco B.V. (dba Innovad)	Biotechnology	6.79%	E + 4.75%		01/28/33	EUR	25,622	$29,881	$29,318	(7) (9)
Ranch Bidco B.V. (dba Innovad)	Biotechnology		E + 4.75%		01/28/33	EUR	6,837	(153)	(53)	(7) (9) (10)
Total 1st Lien/Senior Secured Debt								29,728	29,265
Total Belgium								$29,728	$29,265
Canada-3.4%
1st Lien/Senior Secured Debt-3.4%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.33%	C + 4.75%		11/01/30	CAD	64,832	$46,125	$46,139	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.41%	S + 4.75%		11/01/30		36,519	36,140	36,153	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.32%	C + 4.75%		11/01/30	CAD	16,104	6,556	6,443	(7) (8) (9) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.41%	S + 4.75%		11/01/30		14,330	14,150	14,187	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.42%	S + 4.75%		11/01/30	CAD	6,444	125	93	(7) (8) (9) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals		S + 4.75%		11/01/30	CAD	4,296	(57)	(31)	(7) (8) (9) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.17%	S + 6.00%		02/01/27		83,908	83,796	83,069	(7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.17%	S + 6.00%		02/01/27		8,047	5,868	5,795	(7) (8) (9) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	9.69%	S + 6.00%		02/01/27		4,543	3,073	3,031	(7) (8) (9) (10)
123Dentist Inc.	Health Care Providers & Services	7.03%	C + 4.75%		08/10/29	CAD	29,972	7,994	7,829	(7) (8) (9) (10)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.31%	C + 5.00%		01/14/33	CAD	62,346	44,465	44,369	(7) (9)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.27%	C + 5.00%		01/14/33	CAD	11,607	1,165	1,150	(7) (9) (10)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%		01/14/33	CAD	8,291	(353)	(354)	(7) (9) (10)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.56%	C + 5.25%		06/30/31	CAD	52,850	38,285	37,421	(7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		C + 5.25%		06/30/31	CAD	11,547	(56)	(124)	(7) (8) (9) (10)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.56%	C + 5.25%		06/30/31	CAD	7,698	868	839	(7) (8) (9) (10)
iWave Information Systems, Inc.	Software	9.68%	S + 6.00%		11/24/28		27,595	27,296	27,181	(8) (9)
iWave Information Systems, Inc.	Software	9.68%	S + 6.00%		11/24/28		6,771	611	576	(8) (9) (10)
Total 1st Lien/Senior Secured Debt								316,051	313,766
Total Canada								$316,051	$313,766
Cayman Islands-1.8%
1st Lien/Senior Secured Debt-0.0%
Corinthia Bidco Limited (dba Walkers)	Professional Services		S + 4.00%		02/23/32		75,000	$—	$—	(7) (9) (10)
Corinthia Bidco Limited (dba Walkers)	Professional Services		S + 4.00%		02/23/32		30,000	—	—	(7) (9) (10)
Corinthia Bidco Limited (dba Walkers)	Professional Services		S + 4.00%		02/23/32		15,000	—	—	(7) (9) (10)
Total 1st Lien/Senior Secured Debt								—	—
Structured Finance Obligation – Debt Instruments-1.8%
Diameter Capital CLO 11, Ltd. - Class D1	Financial Services	6.52%	S + 2.85%	07/09/25	07/20/38		30,000	30,000	29,479	(9)
Diameter Capital CLO 11, Ltd. - Class D2	Financial Services	7.87%	S + 4.20%	07/09/25	07/20/38		5,000	5,000	4,948	(9)
Diameter Capital CLO 11, Ltd. - Class E	Financial Services	8.72%	S + 5.05%	07/09/25	07/20/38		15,000	15,000	14,553	(9)
Diameter Capital CLO 13, Ltd. - Class D1	Financial Services	6.28%	S + 2.55%	11/26/25	01/20/39		5,580	5,580	5,516	(9)
Diameter Capital CLO 13, Ltd. - Class D2	Financial Services	7.38%	S + 3.65%	11/26/25	01/20/39		2,000	2,000	1,919	(9)
Diameter Capital CLO 13, Ltd. - Class E	Financial Services	8.33%	S + 4.60%	11/26/25	01/20/39		13,000	13,000	12,652	(9)
Madison Park Funding LXX, Ltd. - Class D	Financial Services	6.47%	S + 2.80%	08/04/25	09/04/38		30,000	30,000	29,455	(9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date(5)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Madison Park Funding LXX, Ltd. - Class E	Financial Services	8.67%	S + 5.00%	08/04/25	09/04/38		20,000	20,000	19,363	(9)
Octagon 78, Ltd. - Class D	Financial Services	6.91%	S + 2.80%	07/14/25	10/20/38		31,250	31,250	30,880	(9)
Octagon 78, Ltd. - Class E	Financial Services	9.11%	S + 5.00%	07/14/25	10/20/38		20,000	20,000	19,349	(9)
Total Structured Finance Obligation-Debt Instruments								171,830	168,114
Total Cayman Islands								$171,830	$168,114
France-1.3%
1st Lien/Senior Secured Debt-1.2%
Financière N (dba Nemera)	Health Care Equipment & Supplies	6.88%	E + 4.75%	03/14/25	05/07/32	EUR	11,428	$12,803	$13,077	(7) (8) (9)
Financière N (dba Nemera)	Health Care Equipment & Supplies	6.88%	E + 4.75%	03/14/25	05/07/32	EUR	5,357	2,585	2,559	(7) (8) (9) (10)
Financière N (dba Nemera)	Health Care Equipment & Supplies	8.45%	S + 4.75%	04/11/25	05/07/32		3,171	3,143	3,140	(7) (8) (9)
Algae BidCo (dba Solabia Group)	Pharmaceuticals	6.88%	E + 4.75%	05/30/25	10/29/32	EUR	11,676	13,497	13,361	(7) (8) (9)
Algae BidCo (dba Solabia Group)	Pharmaceuticals		E + 4.75%	05/30/25	10/29/32	EUR	2,848	(89)	(33)	(7) (8) (9) (10)
Seven BidCo (dba Septeo)	Software	6.41%	E + 4.40%	08/01/25	08/27/32	EUR	51,173	59,546	58,113	(7) (8) (9)
Seven BidCo (dba Septeo)	Software	6.53%	E + 4.50%	11/20/25	08/27/32	EUR	18,286	21,587	20,766	(7) (8) (9)
Seven BidCo (dba Septeo)	Software		E + 4.40%	08/01/25	08/27/32	EUR	8,823	(47)	(179)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								113,025	110,804
2nd Lien/Senior Secured Debt-0.1%
Algae PikCo (dba Solabia Group)	Pharmaceuticals	9.13%	E + 7.00%	05/30/25	10/31/33	EUR	2,964	3,327	3,383	(7) (8) (9)
Total 2nd Lien/Senior Secured Debt								3,327	3,383
Total France								$116,352	$114,187
India-0.1%
1st Lien/Senior Secured Debt-0.1%
AGS Health BCP LLC (dba AGS Health)	Health Care Technology	8.17%	S + 4.50%		08/02/32		12,918	$12,888	$12,821	(7) (8) (9)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%		08/02/32		4,583	(5)	(34)	(7) (8) (9) (10)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%		08/02/32		1,667	(4)	(13)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								12,879	12,774
Total India								$12,879	$12,774
Italy-1.0%
1st Lien/Senior Secured Debt-0.9%
Optima S.p.A. (dba Casa Optima)	Consumer Staples Distribution & Retail		E + 5.50%	05/22/25	02/03/33	EUR	5,566	$(29)	$(64)	(7) (9) (10)
Rota Bidco S.p.A. (dba Casa Optima)	Consumer Staples Distribution & Retail	7.51%	E + 5.50%	05/22/25	02/03/33	EUR	33,350	38,860	38,162	(7) (9)
Rota Bidco S.p.A. (dba Casa Optima)	Consumer Staples Distribution & Retail	7.51%	E + 5.50%	05/22/25	02/03/33	EUR	12,541	14,613	14,350	(7) (9)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	7.14%	E + 5.00%	04/15/25	04/11/32	EUR	15,749	17,936	17,794	(7) (8) (9)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	7.03%	E + 5.00%	06/25/25	06/24/32	EUR	9,224	10,488	10,422	(7) (8) (9)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	6.98%	E + 5.00%	04/15/25	04/11/32	EUR	4,500	2,095	1,984	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								83,963	82,648
2nd Lien/Senior Secured Debt-0.1%
INK (BC) FINCO S.R.L. (dba Namirial)	Software	10.28%	E + 8.25% PIK	04/15/25	04/11/33	EUR	3,555	$4,052	$4,017	(7) (8) (9)
INK (BC) FINCO S.R.L. (dba Namirial)	Software	10.26%	E + 8.25% PIK	06/25/25	06/24/33	EUR	2,025	2,302	2,288	(7) (8) (9)
Total 2nd Lien/Senior Secured Debt								6,354	6,305
Total Italy								$90,317	$88,953
Luxembourg-0.2%
1st Lien/Senior Secured Debt-0.2%
Netrisk Group Luxco 4 S.à r.l.	Insurance	7.13%	E + 5.00%	01/15/25	02/05/32	EUR	13,200	$13,427	$15,028	(7) (8) (9)
Netrisk Group Luxco 4 S.à r.l.	Insurance		E + 5.00%	01/15/25	02/05/32	EUR	2,400	(20)	(42)	(7) (8) (9) (10)
Netrisk Group Luxco 4 S.à r.l.	Insurance		E + 5.25%	01/15/25	02/05/32	EUR	1,000	140	(17)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								13,547	14,969
Total Luxembourg								$13,547	$14,969
Netherlands-0.0%
1st Lien/Senior Secured Debt-0.0%
Unit4 Group Holding B.V.	Software		E + 4.50%		12/18/32	EUR	82,979	$—	$—	(7) (9) (10)
Unit4 Group Holding B.V.	Software		E + 4.50%		12/18/32	EUR	10,372	—	—	(7) (9) (10)
Unit4 Group Holding B.V.	Software		E + 4.50%		12/18/32	EUR	7,779	—	—	(7) (9) (10)
Total 1st Lien/Senior Secured Debt								—	—
Total Netherlands								$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date(5)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Sweden-0.9%
1st Lien/Senior Secured Debt-0.9%
OMEGA II AB (dba Fortnox)	Software	6.27%	STIBOR + 4.25%		06/17/32	SEK	139,883	$14,388	$14,628	(7) (8) (9)
OMEGA II AB (dba Fortnox)	Software		STIBOR + 4.25%		06/17/32	SEK	37,895	10	(40)	(7) (8) (9) (10)
Runner Bidco AB (dba nShift)	Software	6.96%	STIBOR + 5.00%		08/21/30	SEK	302,827	31,686	31,509	(7) (8) (9)
Runner Bidco AB (dba nShift)	Software	9.12%	N + 5.00%		08/21/30	NOK	99,288	9,769	10,100	(7) (8) (9)
Runner Bidco AB (dba nShift)	Software	7.03%	E + 5.00%		08/21/30	EUR	24,822	28,768	28,260	(7) (8) (9)
Runner Bidco AB (dba nShift)	Software		E + 5.00%		08/21/30	EUR	12,411	(97)	(215)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								84,524	84,242
Total Sweden								$84,524	$84,242
Switzerland-0.6%
1st Lien/Last-Out Unitranche(11)-0.6%
Esperanto BidCo AG (dba BSI Software)	Software	5.35%	SARON + 5.35%		09/27/31	CHF	24,087	$29,813	$29,597	(7) (8) (9)
Esperanto BidCo AG (dba BSI Software)	Software	5.35%	SARON + 5.35%		09/27/31	CHF	9,074	10,566	11,150	(7) (8) (9)
Esperanto BidCo AG (dba BSI Software)	Software	7.49%	E + 5.35%		09/27/31	EUR	6,929	7,531	7,889	(7) (8) (9)
Esperanto BidCo AG (dba BSI Software)	Software	5.35%	SARON + 5.35%		09/27/31	CHF	2,561	2,982	3,147	(7) (8) (9)
Total 1st Lien/Last-Out Unitranche								50,892	51,783
Total Switzerland								$50,892	$51,783
United Kingdom-4.5%
1st Lien/Senior Secured Debt-4.2%
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.22%	SN + 7.50% (Incl. 0.50% PIK)		07/25/28	GBP	14,649	$19,141	$18,711	(8) (9)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.22%	SN + 7.50% (Incl. 0.50% PIK)		07/25/28	GBP	8,648	11,255	11,045	(8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.88%	B + 5.25%	10/04/24	10/06/31	AUD	16,301	10,896	11,247	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.22%	B + 5.25%	09/13/24	10/06/31	GBP	15,214	19,921	20,137	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	7.51%	C + 5.25%	09/13/24	10/06/31	CAD	14,958	10,828	10,753	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	11.73%	SN + 8.00% PIK	09/13/24	10/04/32	GBP	14,536	18,824	18,855	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.91%	S + 5.25%	09/13/24	10/06/31		9,635	9,473	9,635	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	11.73%	SN + 8.00% PIK	09/13/24	10/04/32	GBP	8,590	11,124	11,142	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.98%	SN + 5.25%	09/13/24	10/06/31	GBP	8,266	10,667	10,941	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.98%	SN + 5.25%	09/13/24	10/06/31	GBP	5,984	7,722	7,920	(7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.91%	S + 5.25%	09/13/24	10/06/31		4,665	4,587	4,665	(7) (8) (9)
Consilio Midco Limited (dba Cyncly)	Software	6.88%	E + 4.75%	04/08/25	04/16/32	EUR	59,423	66,974	67,654	(7) (8) (9)
Consilio Midco Limited (dba Cyncly)	Software	8.45%	S + 4.75%	04/08/25	04/16/32		56,779	56,271	55,927	(7) (8) (9)
Consilio Midco Limited (dba Cyncly)	Software	8.45%	S + 4.75%	04/08/25	04/16/32		34,997	34,683	34,472	(7) (8) (9)
Consilio Midco Limited (dba Cyncly)	Software	8.45%	S + 4.75%	04/08/25	04/16/32		19,808	3,117	3,004	(7) (8) (9) (10)
Consilio Midco Limited (dba Cyncly)	Software		S + 4.75%	04/08/25	04/16/32		13,205	—	(198)	(7) (8) (9) (10)
SI Swan UK Bidco Limited (dba Sapiens International)	Software	8.42%	S + 4.75%		12/17/32		91,320	90,882	90,635	(7) (8) (9)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%		12/17/32		15,836	(38)	(119)	(7) (8) (9) (10)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%		06/17/26		13,724	—	(103)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								386,327	386,323
2nd Lien/Senior Secured Debt-0.3%
Consilio IntermediateCo Limited (dba Cyncly)	Software	11.23%	S + 7.50% PIK	04/08/25	04/14/33		15,385	$15,185	$15,078	(7) (8) (9)
Consilio IntermediateCo Limited (dba Cyncly)	Software	9.60%	E + 7.50% PIK	04/08/25	04/14/33	EUR	10,393	11,678	11,772	(7) (8) (9)
Consilio IntermediateCo Limited (dba Cyncly)	Software	11.17%	S + 7.50% PIK	04/08/25	04/14/33		6,629	26	(106)	(7) (8) (9) (10)
Total 2nd Lien/Senior Secured Debt								26,889	26,744
Total United Kingdom								$413,216	$413,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
United States-161.1%
1st Lien/Senior Secured Debt-155.1%
Advanced Cooling Technologies, Inc.	Aerospace & Defense		S + 4.50%	02/27/33	$23,805	$—	$—	(7) (10)
Advanced Cooling Technologies, Inc.	Aerospace & Defense		S + 4.50%	02/27/33	4,658	—	—	(7) (10)
Bleriot US Bidco Inc.	Aerospace & Defense	6.20%	S + 2.50%	10/31/30	23,989	24,017	24,006
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.90%	S + 5.25% (Incl. 1.54% PIK)	01/09/30	42,434	41,707	41,480	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.90%	S + 5.25% (Incl. 1.54% PIK)	01/09/30	5,791	5,736	5,661	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.66%	S + 5.00%	01/09/28	5,670	501	439	(7) (8) (10)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.91%	S + 5.25% (Incl. 1.54% PIK)	01/09/30	2,587	2,562	2,529	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.65%	S + 5.00%	01/09/30	1,459	1,450	1,426	(7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.70%	S + 5.00%	09/30/31	24,141	23,932	24,020	(7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	9,775	(45)	(49)	(7) (8) (10)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.91%	P + 4.00%	09/30/31	5,755	1,060	1,084	(7) (8) (10)
Propulsion (BC) Finco S.a.r.l.	Aerospace & Defense	6.20%	S + 2.50%	12/01/32	12,938	13,003	12,936	(9)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.16%	S + 5.50%	04/18/30	10,103	9,955	9,901	(7) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/18/30	1,763	(26)	(35)	(7) (8) (10)
Auctane, Inc.	Air Freight & Logistics		S + 4.75%	12/31/32	193,000	—	—	(7) (10)
eShipping, LLC	Air Freight & Logistics	8.20%	S + 4.50%	12/23/32	124,944	124,338	123,695	(7) (8)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	47,149	(113)	(471)	(7) (8) (10)
eShipping, LLC	Air Freight & Logistics	10.25%	P + 3.50%	12/23/32	15,248	880	801	(7) (8) (10)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	8,326	(40)	(83)	(7) (8) (10)
OneSky Flight, LLC	Air Freight & Logistics	6.43%	S + 2.75%	02/17/33	5,500	5,473	5,479
Rand Parent, LLC	Air Freight & Logistics	6.70%	S + 3.00%	03/18/30	3,227	3,224	3,219
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.45%	S + 4.75%	08/02/32	112,223	111,182	111,101	(7) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	34,354	(156)	(344)	(7) (8) (10)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	13,369	(122)	(134)	(7) (8) (10)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	3,808	(35)	(38)	(7) (8) (10)
Clarios Global LP	Automobile Components	6.42%	S + 2.75%	01/28/32	16,393	16,322	16,335
Clarios Global LP	Automobile Components	6.17%	S + 2.50%	05/06/30	9,003	9,040	8,967
Dealer Tire Financial, LLC	Automobile Components	6.67%	S + 3.00%	07/02/31	5,160	5,150	5,134
DexKo Global Inc.	Automobile Components	7.68%	S + 3.75%	10/04/28	1,930	1,913	1,885	(9)
Mavis Tire Express Services Corp.	Automobile Components	6.67%	S + 3.00%	05/04/28	9,865	9,885	9,849	(12)
American Builders & Contractors Supply Co., Inc.	Building Products	5.42%	S + 1.75%	01/31/31	29,620	29,701	29,592
Chamberlain Group Inc	Building Products	6.42%	S + 2.75%	09/08/32	22,568	22,597	22,335
Icebox Holdco III, Inc.	Building Products	6.95%	S + 3.25%	12/22/31	22,551	22,609	22,551	(12)
MI Windows and Doors, LLC	Building Products	6.42%	S + 2.75%	03/28/31	14,226	14,334	13,064
Potters Industries, LLC	Building Products	6.17%	S + 2.50%	12/23/32	2,900	2,898	2,895
Quikrete Holdings, Inc.	Building Products	5.92%	S + 2.25%	03/19/29	9,097	9,113	9,084
Quikrete Holdings, Inc.	Building Products	5.92%	S + 2.25%	04/14/31	7,918	7,928	7,901
Quikrete Holdings, Inc.	Building Products	5.92%	S + 2.25%	02/10/32	3,106	3,081	3,098
Standard Industries, Inc.	Building Products	5.42%	S + 1.75%	09/22/28	27,652	27,730	27,587	(12)
Tecta America Corp.	Building Products	6.42%	S + 2.75%	02/18/32	2,680	2,691	2,667
White Cap Buyer LLC	Building Products	6.92%	S + 3.25%	10/19/29	14,841	14,812	14,242
Cube Industrials Buyer Inc	Capital Goods	6.67%	S + 3.00%	10/17/31	21,157	21,215	21,121
AAP Buyer Inc.	Chemicals	6.42%	S + 2.75%	09/09/31	7,110	7,147	7,110
Albaugh, LLC	Chemicals	7.42%	S + 3.75%	04/06/29	2,206	2,202	2,116
Burgess Pigment Co.	Chemicals		S + 5.00%	03/19/31	215,295	—	—	(7) (10)
Burgess Pigment Co.	Chemicals		S + 5.00%	03/19/31	23,659	—	—	(7) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Formulations Parent Corporation (dba Chase Corp)	Chemicals	7.65%	S + 4.00%	04/09/32		$99,500	$97,724	$98,754
Illuminate Buyer, LLC	Chemicals	6.17%	S + 2.50%	12/31/29		32,150	32,177	31,868
Innophos, Inc.	Chemicals	8.03%	S + 4.25%	03/16/29		11,805	11,792	11,150
Olympus Water US Holding Corporation	Chemicals	6.70%	S + 3.00%	06/20/31		16,338	16,311	15,658
Olympus Water US Holding Corporation	Chemicals	6.95%	S + 3.25%	11/03/32		1,995	1,995	1,918
Paint Intermediate III, LLC	Chemicals	6.67%	S + 3.00%	10/09/31		4,414	4,409	4,389
SCIH Salt Holdings, Inc.	Chemicals	6.35%	S + 2.75%	01/31/29		15,910	16,006	15,858	(12)
Sparta U.S. HoldCo LLC	Chemicals	6.67%	S + 3.00%	08/02/30		12,020	12,012	11,999
W.R. Grace & Co.-Conn.	Chemicals	6.70%	S + 3.00%	08/19/32		8,458	8,425	8,419
AlixPartners, LLP	Commercial Services & Supplies	5.67%	S + 2.00%	08/12/32		31,795	31,865	31,464
Allied Universal Holdco LLC	Commercial Services & Supplies	6.92%	S + 3.25%	08/20/32		11,293	11,309	11,287
Amentum Government Services Holdings LLC	Commercial Services & Supplies	5.67%	S + 2.00%	09/29/31		2,941	2,945	2,939	(9)
Asplundh Tree Expert, LLC	Commercial Services & Supplies	5.52%	S + 1.75%	09/07/27		5,258	5,265	5,260
BEP Intermediate Holdco LLC (dba Buyers Edge)	Commercial Services & Supplies	6.42%	S + 2.75%	04/25/31		9,141	9,179	9,119
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.27%	S + 6.50%	08/01/29		14,877	14,700	14,802	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.52%	S + 5.75%	08/01/29		5,541	5,473	5,375	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.52%	S + 5.75%	08/01/29		4,740	1,927	1,828	(7) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.27%	S + 6.50%	08/01/29		4,520	4,459	4,498	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.60%	S + 6.50%	08/01/29		3,476	2,414	2,440	(7) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.27%	S + 6.50%	08/01/29		2,243	2,215	2,232	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies		S + 6.50%	08/01/29		1,671	(12)	(50)	(7) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.27%	S + 6.50%	08/01/29		748	738	744	(7) (8)
Edko, LLC	Commercial Services & Supplies	8.45%	S + 4.75%	10/02/31		37,032	36,686	36,662	(7) (8)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31		13,200	(61)	(132)	(7) (8) (10)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31		6,600	(61)	(66)	(7) (8) (10)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.71%	S + 5.00%	09/24/31		13,612	13,461	13,441	(7) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.67%	S + 5.00%	09/24/31		7,809	3,302	3,294	(7) (8) (10)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.67%	S + 5.00%	09/24/31		3,909	1,225	1,221	(7) (8) (10)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		146,887	145,632	145,050	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		59,920	30,334	30,011	(7) (8) (10)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		48,107	47,691	47,506	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		43,100	42,713	42,561	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		34,170	33,841	33,743	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32		24,528	(210)	(307)	(7) (8) (10)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.17%	S + 5.50% (Incl. 2.75% PIK)	08/22/31		100,518	98,516	99,261	(7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.67%	S + 5.00%	08/22/30		11,500	5,877	5,865	(7) (8) (10)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.66%	S + 5.00%	08/22/31		5,715	5,618	5,643	(7) (8)
Madison IAQ LLC	Commercial Services & Supplies	6.13%	S + 2.50%	06/21/28		23,632	23,683	23,607	(12)
Madison IAQ LLC	Commercial Services & Supplies	6.38%	S + 2.75%	11/08/32		5,566	5,526	5,574
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	9.92%	S + 6.25% (Incl. 2.75% PIK)	12/05/31		12,716	12,559	12,525	(7) (8) (9)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	9.98%	SN + 6.25% (Incl. 2.75% PIK)	12/05/31	GBP	5,387	6,782	7,023	(7) (8) (9)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	8.29%	E + 6.25% (Incl. 2.75% PIK)	12/05/31	EUR	4,813	5,039	5,479	(7) (8) (9)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	9.92%	S + 6.25% (Incl. 2.75% PIK)	12/05/31	GBP	1,358	1,810	1,771	(7) (8) (9)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies		SN + 6.25% (Incl. 2.75% PIK)	12/05/31	GBP	1,084	104	(22)	(7) (8) (9) (10)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.25% PIK)	12/16/32		94,051	93,598	93,111	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies		S + 4.75%	12/16/32		$25,800	$(62)	$(258)	(7) (8) (10)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	10.25%	P + 3.50%	12/16/32		12,900	3,722	3,655	(7) (8) (10)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.85%	S + 5.25% (Incl. 2.88% PIK)	12/15/31		109,502	108,601	108,955	(7) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.42%	S + 4.75%	12/15/31		34,537	22,284	22,363	(7) (8) (10)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.42%	S + 4.75%	12/15/31		14,678	3,937	3,985	(7) (8) (10)
Thevelia (US), LLC	Commercial Services & Supplies	6.70%	S + 3.00%	06/18/29		3,474	3,489	3,402	(9)
USA DeBusk, LLC	Commercial Services & Supplies	8.93%	S + 5.25%	04/30/31		106,816	105,672	105,748	(7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	8.92%	S + 5.25%	04/30/31		28,545	20,215	20,228	(7) (8) (10)
USA DeBusk, LLC	Commercial Services & Supplies	8.92%	S + 5.25%	04/30/30		12,047	11,723	11,726	(7) (8) (10)
USA DeBusk, LLC	Commercial Services & Supplies	8.94%	S + 5.25%	04/30/30		7,603	1,686	1,662	(7) (8) (10)
Vaco Holdings, LLC	Commercial Services & Supplies	8.85%	S + 5.00%	01/22/29		2,026	1,997	1,311
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.67%	S + 6.00%	05/01/29		115,217	114,589	113,489	(7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.67%	S + 6.00%	05/01/29		12,105	8,573	8,464	(7) (8) (10)
Wand NewCo 3, Inc.	Commercial Services & Supplies	6.17%	S + 2.50%	01/30/31		10,998	11,044	10,895
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.42%	S + 4.75%	08/05/32		18,981	18,814	18,791	(7) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		5,796	(26)	(58)	(7) (8) (10)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		5,071	(46)	(51)	(7) (8) (10)
Brown Group Holding, LLC	Construction & Engineering	6.17%	S + 2.50%	07/01/31		14,667	14,698	14,679
Brown Group Holding, LLC	Construction & Engineering	6.17%	S + 2.50%	07/01/31		11,903	11,914	11,910
Chromalloy Corporation	Construction & Engineering	6.91%	S + 3.25%	03/27/31		26,492	26,435	26,479	(12)
DG Investment Intermediate Holdings 2, Inc.	Construction & Engineering	6.92%	S + 3.25%	07/09/32		8,574	8,599	8,563
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		38,313	37,992	37,930	(7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		14,190	6,865	6,811	(7) (8) (10)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		5,321	1,199	1,188	(7) (8) (10)
KKR Apple Bidco, LLC	Construction & Engineering	6.17%	S + 2.50%	09/23/31		28,199	28,182	28,199
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.79%	B + 4.75%	10/24/30		48,113	47,825	47,632	(7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.86%	B + 4.75%	10/24/30	AUD	47,597	31,249	32,511	(7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 4.75%	10/24/30		4,811	(32)	(48)	(7) (8) (9) (10)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.20%	S + 4.50%	08/29/31		27,885	27,770	27,536	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.20%	S + 4.50%	08/29/31		9,102	9,046	8,988	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,070	(16)	(51)	(7) (8) (10)
Smyrna Ready Mix Concrete, LLC	Construction Materials	6.67%	S + 3.00%	04/02/29		4,975	4,986	4,965
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	9.70%	S + 6.00%	10/04/30		70,648	69,380	69,058	(7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		8,410	(130)	(189)	(7) (8) (10)
IRB Holding Corp.	Consumer Staples Distribution & Retail	6.18%	S + 2.50%	12/16/30		10,736	10,743	10,703
TKC Holdings, Inc.	Consumer Staples Distribution & Retail	8.18%	S + 4.50%	08/19/30		2,875	2,847	2,854
Berlin Packaging LLC	Containers & Packaging	6.91%	S + 3.25%	06/07/31		9,875	9,904	9,494
Charter NEX US, Inc.	Containers & Packaging	6.17%	S + 2.50%	11/29/30		13,457	13,508	13,361
Clydesdale Acquisition Holdings, Inc.	Containers & Packaging	6.84%	S + 3.18%	04/13/29		18,738	18,719	17,832	(12)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	8.92%	S + 5.25%	11/01/30		74,044	73,144	72,933	(7) (8)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		8,719	(100)	(131)	(7) (8) (10)
Precision Concepts Parent Inc.	Containers & Packaging	8.42%	S + 4.75%	08/02/32		7,821	7,754	7,743	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.42%	S + 4.75%	08/02/32		5,712	5,658	5,655	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
Precision Concepts Parent Inc.	Containers & Packaging	8.42%	S + 4.75%	08/02/32	$3,874	$3,838	$3,836	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.42%	S + 4.75%	08/02/32	3,414	3,385	3,380	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.42%	S + 4.75%	08/02/32	3,162	672	670	(7) (8) (10)
Pregis TopCo Corporation	Containers & Packaging	7.67%	S + 4.00%	02/01/29	14,852	14,914	14,822
Proampac PG Borrower LLC	Containers & Packaging	7.78%	S + 4.00%	03/07/33	16,945	17,014	16,322
TricorBraun Holdings, Inc.	Containers & Packaging	6.92%	S + 3.25%	03/03/31	6,067	6,050	5,753
BCPE Empire Holdings, Inc.	Distributors	6.92%	S + 3.25%	12/11/30	5,132	5,145	5,049
CD&R Hydra Buyer Inc.	Distributors	7.77%	S + 4.00%	03/25/31	13,342	13,434	13,328
DFS Holding Company, Inc.	Distributors	11.20%	S + 7.50% (Incl. 5.00% PIK)	01/31/29	44,707	43,853	41,577	(8)
DFS Holding Company, Inc.	Distributors	11.20%	S + 7.50% (Incl. 5.00% PIK)	01/31/29	3,277	3,215	3,047	(8)
Fluid-Flow Products, Inc.	Distributors	6.92%	S + 3.25%	03/04/33	20,146	20,205	20,121	(12)
Veritiv Corporation	Distributors	7.70%	S + 4.00%	12/02/30	5,600	5,582	5,432
Windsor Holdings III, LLC	Distributors	6.42%	S + 2.75%	08/01/30	15,471	15,470	15,220
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.70%	S + 6.00%	04/26/29	24,171	23,815	23,446	(7) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.67%	S + 6.00%	04/26/29	11,390	6,068	5,900	(7) (8) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	2,278	(35)	(68)	(7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.70%	S + 5.00%	06/06/31	124,264	123,503	123,642	(7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	56,751	(248)	(284)	(7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.70%	S + 5.00%	06/06/31	11,693	889	916	(7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	2,245	(72)	(11)	(7) (8) (10)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	8.77%	S + 5.00%	11/01/28	50,750	49,469	50,496	(8)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	8.86%	S + 5.00%	11/01/28	4,949	1,369	1,460	(8) (10)
Curriculum Associates, LLC	Diversified Consumer Services	8.17%	S + 4.50%	05/07/32	257,069	255,637	254,499	(7) (8)
Curriculum Associates, LLC	Diversified Consumer Services	8.17%	S + 4.50%	05/07/32	168,784	100,511	99,582	(7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.25%	12/21/29	8,386	(79)	(84)	(7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29	6,203	5,659	5,706	(7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29	5,059	5,034	5,009	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29	1,640	1,632	1,624	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29	551	548	545	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29	547	545	542	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29	544	541	538	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.25%	12/21/29	270	(2)	(3)	(7) (8) (10)
Genuine Financial Holdings, LLC	Diversified Consumer Services	6.92%	S + 3.25%	09/27/30	12,858	12,843	11,000
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	6.92%	S + 3.25%	12/15/28	269	269	232
Southeast Mechanical, LLC	Diversified Consumer Services	9.78%	S + 6.00%	07/06/27	15,341	3,641	3,611	(8) (10) (13)
Southeast Mechanical, LLC	Diversified Consumer Services	9.78%	S + 6.00%	07/06/27	3,369	3,361	3,343	(8) (13)
Southeast Mechanical, LLC	Diversified Consumer Services	9.78%	S + 6.00%	07/06/27	2,364	2,359	2,346	(8) (13)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27	600	(3)	(5)	(8) (10) (13)
Splash Car Wash, Inc.	Diversified Consumer Services	8.70%	S + 5.00%	03/17/32	29,030	28,835	28,813	(7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	14,666	(54)	(110)	(7) (8) (10)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	4,125	(26)	(31)	(7) (8) (10)
Spotless Brands, LLC	Diversified Consumer Services	8.67%	S + 5.00%	07/25/28	60,119	11,010	10,136	(7) (8) (10)
Spotless Brands, LLC	Diversified Consumer Services	9.45%	S + 5.75%	07/25/28	42,130	42,169	41,920	(7) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.49%	S + 5.75%	07/25/28	6,532	6,538	6,499	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.65%	S + 5.00%	05/01/31	$59,252	$58,814	$58,659	(7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.66%	S + 5.00%	05/01/31	15,586	15,439	15,430	(7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	9,154	(66)	(92)	(7) (8) (10)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.02%	S + 6.25%	08/15/30	25,864	25,470	25,735	(7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.03%	S + 6.25%	08/15/30	11,063	7,659	7,721	(7) (8) (10)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30	1,368	(18)	(7)	(7) (8) (10)
Citadel Securities LP	Diversified Financial Services	5.70%	S + 2.00%	10/31/31	19,456	19,471	19,467
Alpha Generation LLC	Electric Utilities	5.42%	S + 1.75%	09/30/31	5,312	5,318	5,293
Lightning Power LLC	Electric Utilities	5.92%	S + 2.25%	08/18/31	14,097	14,181	14,113
Pike Corporation	Electric Utilities	8.18%	S + 4.50%	12/20/32	209,202	209,202	207,633	(7) (8)
Pike Corporation	Electric Utilities		S + 4.50%	12/20/32	45,479	—	(341)	(7) (8) (10)
Pike Corporation	Electric Utilities		S + 4.50%	12/20/32	30,319	—	(227)	(7) (8) (10)
LSF12 Crown US Commercial Bidco LLC	Electrical Equipment	6.67%	S + 3.00%	12/02/31	24,792	24,922	24,792
Nvent Electric Public Limited Company	Electrical Equipment	6.67%	S + 3.00%	01/30/32	14,132	14,178	14,103
Spectris PLC	Electrical Equipment	6.45%	S + 2.75%	12/06/32	8,479	8,513	8,479
Trystar, LLC	Electrical Equipment	7.92%	S + 4.25%	08/06/31	23,191	23,002	22,959	(7) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	13,378	(32)	(134)	(7) (8) (10)
Trystar, LLC	Electrical Equipment	7.92%	S + 4.25%	08/06/31	12,536	12,427	12,411	(7) (8)
Trystar, LLC	Electrical Equipment	7.92%	S + 4.25%	08/06/31	9,921	9,839	9,822	(7) (8)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	6,279	(48)	(63)	(7) (8) (10)
Trystar, LLC	Electrical Equipment	8.17%	S + 4.50%	08/06/31	4,459	4,438	4,415	(7) (8)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	3,568	(17)	(36)	(7) (8) (10)
GIP Pilot Acquisition Partners LP	Energy Equipment & Services	5.65%	S + 2.00%	10/04/30	28,353	28,447	28,346
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.20%	S + 4.50%	12/31/32	214,770	213,727	212,622	(7) (8)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services		S + 4.50%	12/31/32	70,791	(172)	(708)	(7) (8) (10)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.20%	S + 4.50%	12/31/32	26,940	3,911	3,772	(7) (8) (10)
WhiteWater DBR HoldCo, LLC	Energy Equipment & Services	5.95%	S + 2.25%	03/03/31	28,287	28,418	28,316	(12)
Whitewater Whistler Holdings, LLC	Energy Equipment & Services	5.45%	S + 1.75%	02/15/30	27,824	27,865	27,743	(12)
Arcis Golf LLC	Entertainment	6.42%	S + 2.75%	11/24/28	21,578	21,683	21,560
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	9.80%	S + 6.00%	12/31/27	2,814	2,812	2,800	(8)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/27	367	(1)	(2)	(8) (10)
EOC Borrower, LLC	Entertainment	6.42%	S + 2.75%	03/24/32	5,647	5,687	5,620
Fender Musical Instruments Corporation	Entertainment	7.77%	S + 4.00%	12/01/28	2,763	2,745	2,492
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.70%	S + 5.00%	12/06/29	52,121	51,806	51,860	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.70%	S + 5.00%	12/06/29	7,724	7,670	7,686	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	6,959	(43)	(35)	(7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29	5,961	2,619	2,632	(7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29	2,273	2,246	2,261	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	1,461	(6)	(7)	(7) (8) (10)
AllSpring Buyer, LLC	Financial Services	6.75%	S + 3.00%	11/01/30	26,489	26,523	26,489	(12)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.17%	S + 4.50%	07/30/32	39,595	39,254	39,001	(7) (8)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32	4,949	(45)	(74)	(7) (8) (10)
Bottomline Technologies, Inc.	Financial Services	8.20%	S + 4.50%	05/14/29	76,601	76,601	75,835	(7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.78%	S + 6.00%	01/25/28	6,228	6,200	6,150	(8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	249	(2)	(3)	(8) (10)
Celero Commerce LLC	Financial Services	8.70%	S + 5.00%	02/28/31	104,838	104,166	104,052	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date(5)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Celero Commerce LLC	Financial Services	8.72%	S + 5.00%		02/28/31		$24,962	$6,912	$6,802	(7) (8) (10)
Celero Commerce LLC	Financial Services		S + 5.00%		02/28/31		8,321	(51)	(62)	(7) (8) (10)
Computer Services, Inc.	Financial Services	8.20%	S + 4.50%		11/17/31		209,735	209,707	207,638	(7) (8)
Computer Services, Inc.	Financial Services		S + 4.50%		11/17/31		21,460	(50)	(215)	(7) (8) (10)
Computer Services, Inc.	Financial Services		S + 4.50%		11/17/31		13,333	(31)	(133)	(7) (8) (10)
Coretrust Purchasing Group LLC	Financial Services	8.92%	S + 5.25%		10/01/29		62,272	61,232	61,961	(8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%		10/01/29		7,459	(99)	(37)	(8) (10)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%		10/01/29		2,609	(12)	(13)	(8) (10)
DRW Holdings, LLC	Financial Services	7.17%	S + 3.50%		06/26/31		5,814	5,819	5,698
Edelman Financial Center, LLC	Financial Services	6.67%	S + 3.00%		04/07/28		23,971	24,030	23,931
Eisner Advisory Group LLC	Financial Services	7.67%	S + 4.00%		02/28/31		18,120	18,241	17,207
Focus Financial Partners, LLC	Financial Services	6.17%	S + 2.50%		09/15/31		21,169	21,159	20,457
Franklin Square Holdings, L.P.	Financial Services	5.92%	S + 2.25%		04/25/31		28,394	28,511	23,709
Fullsteam Operations LLC	Financial Services	8.89%	S + 5.25%		08/08/31		177,307	175,721	175,091	(7) (8)
Fullsteam Operations LLC	Financial Services		S + 5.25%		08/08/31		59,102	(265)	(739)	(7) (8) (10)
Fullsteam Operations LLC	Financial Services		S + 5.25%		08/08/31		19,701	(177)	(246)	(7) (8) (10)
HighTower Holdings LLC	Financial Services	6.41%	S + 2.75%		02/03/32		9,433	9,468	9,321
Jane Street Group, LLC	Financial Services	5.67%	S + 2.00%		12/15/31		23,822	23,601	23,359
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.20%	S + 7.50% (Incl. 4.50% PIK)		06/01/28		6,488	6,026	5,353	(8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.20%	S + 7.50% (Incl. 4.50% PIK)		06/01/28		1,363	1,266	1,124	(8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.17%	S + 5.50%		09/26/30		35,637	35,334	35,280	(7) (8) (9)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%		09/26/30		1,990	(18)	(20)	(7) (8) (9) (10)
Priority Holdings, LLC (dba Priority Payment)	Financial Services	7.42%	S + 3.75%		08/02/32		182,319	181,776	177,192	(9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	8.92%	S + 5.25%		02/24/31		42,984	42,717	42,662	(7) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%		02/24/31		6,250	(41)	(47)	(7) (8) (10)
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	Food Products	6.63%	6.63%	10/26/25	05/31/61		120,700	120,102	120,096	(7) (9)
Chobani, LLC	Food Products	5.92%	S + 2.25%		10/28/32		26,445	26,564	26,433
Eagle Family Foods Group LLC	Food Products	8.79%	S + 5.00%		08/12/30		179,747	178,349	177,950	(7) (8)
Eagle Family Foods Group LLC	Food Products		S + 5.00%		08/12/30		22,753	(167)	(228)	(7) (8) (10)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%		03/02/33		38,948	—	—	(7) (10)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%		03/02/33		13,430	—	—	(7) (10)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%		03/02/33		5,372	—	—	(7) (10)
Froneri International Ltd.	Food Products	5.88%	S + 2.25%		09/30/31		802	798	785	(9)
PFI Lower Midco LLC	Food Products	7.67%	S + 4.00%		12/01/32		3,042	3,024	3,048
Rubix Foods, LLC	Food Products	8.42%	S + 4.75%		04/30/31		42,414	42,043	41,566	(7) (8)
Rubix Foods, LLC	Food Products		S + 4.75%		04/30/31		3,300	(28)	(66)	(7) (8) (10)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.45%	S + 4.75%		12/11/30		150,854	148,896	149,345	(7) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%		12/11/30		17,538	(207)	(175)	(7) (8) (10)
Kenan Advantage Group, Inc.	Ground Transportation	6.92%	S + 3.25%		01/25/29		6,553	6,559	6,468
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.26%	E + 5.25%		11/28/31	EUR	25,290	27,136	28,646	(7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		E + 5.25%		11/28/31		15,754	(138)	(315)	(7) (8) (10)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.26%	E + 5.25%		11/28/31		12,695	9,195	9,140	(7) (8) (10)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.92%	S + 5.25%		11/28/31		9,309	9,150	9,123	(7) (8)
Hologic Inc.	Health Care Equipment & Supplies		S + 2.25%		04/07/33		9,950	9,925	9,826	(12)
Medline Borrower, LP	Health Care Equipment & Supplies	5.42%	S + 1.75%		10/23/28		4,889	4,903	4,895	(9)
Zeus Company LLC	Health Care Equipment & Supplies	9.10%	S + 5.50%		02/28/31		81,182	80,023	75,094	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
Zeus Company LLC	Health Care Equipment & Supplies	9.21%	S + 5.50%	02/28/30	$11,354	$1,361	$662	(7) (8) (10)
Zeus Company LLC	Health Care Equipment & Supplies	9.20%	S + 5.50%	02/28/31	7,505	7,364	6,942	(7) (8)
Advarra Holdings, Inc.	Health Care Providers & Services	8.17%	S + 4.50%	09/15/31	75,868	75,555	74,920	(7) (8)
Advarra Holdings, Inc.	Health Care Providers & Services	8.17%	S + 4.50%	09/15/31	41,265	41,095	40,749	(7) (8)
Advarra Holdings, Inc.	Health Care Providers & Services	8.17%	S + 4.50%	09/15/31	20,444	20,347	20,188	(7) (8)
Advarra Holdings, Inc.	Health Care Providers & Services		S + 4.50%	09/15/31	7,087	(14)	(89)	(7) (8) (10)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.67%	S + 5.00%	08/07/31	64,349	63,767	63,706	(7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	5,589	(65)	(56)	(7) (8) (10)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	2,487	(48)	(25)	(7) (8) (10)
ExamWorks BidCo Inc.	Health Care Providers & Services	6.17%	S + 2.50%	02/06/33	10,918	10,956	10,898
Global Medical Response, Inc.	Health Care Providers & Services	7.17%	S + 3.50%	10/01/32	12,718	12,764	12,664
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.52%	S + 5.75%	06/13/28	12,623	12,474	12,497	(7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.56%	S + 5.75%	06/13/28	6,395	301	294	(7) (8) (10)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.52%	S + 5.75%	06/13/28	1,442	560	562	(7) (8) (10)
LifePoint Health, Inc.	Health Care Providers & Services	7.15%	S + 3.50%	05/19/31	3,669	3,669	3,663
Lumexa Imaging, Inc.	Health Care Providers & Services	6.70%	S + 3.00%	12/17/32	9,277	9,302	9,294	(12)
Netsmart Technologies, Inc.	Health Care Providers & Services	8.87%	S + 5.20% (Incl. 2.70% PIK)	08/25/31	184,760	183,245	181,988	(7) (8)
Netsmart Technologies, Inc.	Health Care Providers & Services	8.87%	S + 5.20% (Incl. 2.70% PIK)	08/25/31	62,093	61,803	61,162	(7) (8)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 5.20% (Incl. 2.70% PIK)	08/25/31	24,158	(197)	(362)	(7) (8) (10)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 5.20% (Incl. 2.70% PIK)	08/25/31	23,684	(100)	(355)	(7) (8) (10)
Onex TSG Intermediate Corp.	Health Care Providers & Services	6.95%	S + 3.25%	08/06/32	4,850	4,827	4,867
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services	8.67%	S + 5.00%	10/15/32	274,558	271,243	271,812	(7) (8)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services	8.67%	S + 5.00%	10/15/32	50,072	2,669	2,832	(7) (8) (10)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 5.00%	10/15/32	31,816	(372)	(318)	(7) (8) (10)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services	8.73%	SN + 5.00%	10/15/32	25,126	24,770	24,875	(7) (8)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 5.00%	10/15/32	14,594	(68)	(146)	(7) (8) (10)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 5.00%	10/15/32	14,238	—	(142)	(7) (8) (10)
SpecialtyCare, Inc.	Health Care Providers & Services	8.66%	S + 5.00%	12/18/29	137,539	137,263	136,852	(7) (8)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 5.00%	12/18/29	9,688	(31)	(48)	(7) (8) (10)
SpecialtyCare, Inc.	Health Care Providers & Services	8.67%	S + 5.00%	12/18/29	4,771	1,212	1,214	(7) (8) (10)
SpendMend Holdings LLC	Health Care Providers & Services	8.85%	S + 5.00%	03/01/28	3,359	3,357	3,325	(8)
SpendMend Holdings LLC	Health Care Providers & Services	8.85%	S + 5.00%	03/01/28	924	924	915	(8)
SpendMend Holdings LLC	Health Care Providers & Services	8.85%	S + 5.00%	03/01/28	456	74	71	(8) (10)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		S + 7.00% PIK	03/18/27	31,574	27,212	13,892	(7) (8) (13) (14)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	10.77%	S + 7.00% PIK	03/18/27	3,547	3,759	3,689	(7) (8) (13) (15)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology	8.17%	S + 4.50%	08/02/32	24,584	24,527	24,400	(7) (8)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32	8,333	(9)	(63)	(7) (8) (10)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32	2,916	(7)	(22)	(7) (8) (10)
Athenahealth Group, Inc.	Health Care Technology	6.42%	S + 2.75%	02/15/29	8,457	8,449	8,288
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology	9.67%	S + 6.00%	08/28/30	215,037	211,140	212,886	(7) (8)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology		S + 6.00%	08/28/30	8,650	(153)	(87)	(7) (8) (10)
Businessolver.com, Inc.	Health Care Technology	8.20%	S + 4.50%	12/03/32	25,772	25,726	25,450	(7) (8)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	3,859	(9)	(48)	(7) (8) (10)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	1,719	(8)	(21)	(7) (8) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
Cotiviti, Inc.	Health Care Technology	6.42%	S + 2.75%	05/01/31	$74,571	$72,406	$68,559
Cotiviti, Inc.	Health Care Technology	6.42%	S + 2.75%	03/26/32	4,975	4,833	4,569
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.57%	S + 5.00%	05/11/29	3,498	3,465	3,446	(8)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	400	(5)	(6)	(8) (10)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.60%	S + 5.00%	05/11/29	329	326	324	(8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.92%	S + 4.25%	05/19/32	96,268	95,854	95,064	(7) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	50,667	(13)	(633)	(7) (8) (10)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	22,520	—	—	(7) (10)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	20,267	(89)	(253)	(7) (8) (10)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.63%	S + 6.00%	09/30/31	48,886	48,463	47,908	(7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.00%	09/30/31	6,984	(64)	(140)	(7) (8) (10)
WebPT, Inc.	Health Care Technology	10.05%	S + 6.25% (Incl 3.13% PIK)	01/18/30	3,300	3,100	2,871	(8)
WebPT, Inc.	Health Care Technology		S + 6.25% (Incl 3.13% PIK)	01/18/30	278	(18)	(36)	(8) (10)
WebPT, Inc.	Health Care Technology	10.05%	S + 6.25% (Incl 3.13% PIK)	01/18/30	237	223	206	(8)
Fertitta Entertainment, LLC	Hotels, Restaurants & Leisure	6.92%	S + 3.25%	01/27/29	5,636	5,638	5,518
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.45%	S + 4.75%	12/31/31	50,101	49,495	49,474	(7) (8)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.42%	S + 4.75%	12/31/31	7,930	1,187	1,143	(7) (8) (10)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.45%	S + 4.75%	12/31/31	2,643	497	496	(7) (8) (10)
Raising Cane's Restaurants, LLC	Hotels, Restaurants & Leisure	5.67%	S + 2.00%	09/18/31	20,236	20,344	20,135
Raising Cane's Restaurants, LLC	Hotels, Restaurants & Leisure	5.67%	S + 2.00%	11/03/32	923	924	916
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.66%	S + 5.00%	04/14/31	19,160	18,951	18,921	(7) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.66%	S + 5.00%	04/14/31	4,445	2,997	2,979	(7) (8) (10)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	2,228	(23)	(28)	(7) (8) (10)
Whatabrands LLC	Hotels, Restaurants & Leisure	6.17%	S + 2.50%	08/03/28	15,514	15,544	15,478
AI Aqua Merger Sub, Inc.	Household Durables	6.41%	S + 2.75%	07/31/28	8,385	8,377	8,360	(9)
CURiO Brands LLC	Household Products	8.70%	S + 5.00%	04/02/31	21,064	20,881	20,854	(7) (8)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	3,451	(14)	(35)	(7) (8) (10)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	1,725	(14)	(17)	(7) (8) (10)
CPM Holdings, Inc.	Industrial Conglomerates	8.17%	S + 4.50%	09/28/28	11,295	11,170	11,291
Victory Buyer LLC	Industrial Conglomerates	6.67%	S + 3.00%	02/14/33	4,175	4,154	4,172
Acrisure, LLC	Insurance	6.92%	S + 3.25%	06/21/32	12,350	12,348	11,949
Acrisure, LLC	Insurance	6.67%	S + 3.00%	11/06/30	4,634	4,607	4,482
Alliant Holdings Intermediate, LLC	Insurance	6.17%	S + 2.50%	09/19/31	25,386	25,394	25,167
AmWINS Group, Inc.	Insurance	5.67%	S + 2.00%	01/30/32	26,023	25,931	25,823
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.70%	S + 5.00%	07/24/31	60,086	59,669	59,485	(7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 4.50%	07/24/33	52,130	—	—	(7) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.70%	S + 5.00%	07/24/31	25,469	22,474	22,416	(7) (8) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 4.50%	07/24/33	12,443	—	1	(7) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 4.50%	07/24/32	6,221	—	—	(7) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.70%	S + 5.00%	07/24/30	4,741	1,484	1,470	(7) (8) (10)
Asurion LLC	Insurance	7.42%	S + 3.75%	02/23/33	10,154	10,187	9,805
Broadstreet Partners, Inc.	Insurance	6.17%	S + 2.50%	06/13/31	21,173	21,220	20,625
Galway Borrower LLC	Insurance	8.20%	S + 4.50%	09/29/28	109,445	108,848	108,350	(7) (8)
Galway Borrower LLC	Insurance		S + 4.50%	09/29/28	17,962	(43)	(180)	(7) (8) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
Galway Borrower LLC	Insurance	8.20%	S + 4.50%	09/29/28	$10,495	$3,935	$3,886	(7) (8) (10)
Galway Borrower LLC	Insurance	8.20%	S + 4.50%	09/29/28	4,511	4,488	4,466	(7) (8)
Galway Borrower LLC	Insurance	8.20%	S + 4.50%	09/29/28	3,235	3,219	3,203	(7) (8)
HUB International Limited	Insurance	5.92%	S + 2.25%	06/20/30	28,179	28,283	28,099
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.20%	S + 4.50%	11/22/32	110,718	110,187	109,611	(7) (8)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	11/22/32	18,660	(44)	(187)	(7) (8) (10)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.19%	S + 4.50%	11/22/32	16,421	3,654	3,568	(7) (8) (10)
OneDigital Borrower, LLC	Insurance	6.67%	S + 3.00%	07/02/31	11,561	11,572	11,152
Sedgwick Claims Management Services, Inc.	Insurance	6.17%	S + 2.50%	07/31/31	17,862	17,926	17,515
Truist Insurance Holdings LLC	Insurance	6.45%	S + 2.75%	05/06/31	21,277	21,308	20,952
USI, Inc.	Insurance	5.95%	S + 2.25%	11/21/29	14,809	14,801	14,763
USI, Inc.	Insurance	5.95%	S + 2.25%	09/29/30	5,174	5,188	5,154
Ark Data Centers, LLC	IT Services	8.45%	S + 4.75%	11/27/30	59,783	58,805	57,691	(7) (8)
Ark Data Centers, LLC	IT Services	8.41%	S + 4.75%	11/27/30	35,167	7,742	6,857	(7) (8) (10)
Ark Data Centers, LLC	IT Services	8.45%	S + 4.75%	11/27/30	10,550	8,625	8,422	(7) (8) (10)
Cloud Software Group, Inc.	IT Services	6.95%	S + 3.25%	03/21/31	14,138	14,184	12,908
Cloud Software Group, Inc.	IT Services	6.95%	S + 3.25%	08/13/32	9,851	9,876	8,983
CNT Holdings I Corp.	IT Services	6.17%	S + 2.50%	11/08/32	15,803	15,858	15,785
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.92%	S + 5.25%	10/02/29	38,242	37,735	38,051	(7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.92%	S + 5.25%	10/02/29	22,925	22,719	22,810	(7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	13,926	(154)	(70)	(7) (8) (10)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.92%	S + 5.25%	10/02/29	13,510	13,347	13,442	(7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.92%	S + 5.25%	10/02/29	10,118	2,415	2,479	(7) (8) (10)
Ingram Micro, Inc.	IT Services	5.94%	S + 2.25%	09/22/31	7,790	7,818	7,800	(9)
Kaseya Inc.	IT Services	6.92%	S + 3.25%	03/22/32	3,188	3,153	2,969
Plano HoldCo Inc.	IT Services	7.20%	S + 3.50%	10/02/31	8,503	8,476	6,802
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.20%	S + 4.50%	06/03/32	70,593	70,354	70,240	(7)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	17,700	(15)	(89)	(7) (10)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	9,962	(43)	(50)	(7) (10)
US Signal Company, LLC	IT Services	9.27%	S + 5.50%	09/04/29	37,426	37,171	37,052	(7) (8)
US Signal Company, LLC	IT Services	9.27%	S + 5.50%	09/04/29	11,516	8,550	8,522	(7) (8) (10)
US Signal Company, LLC	IT Services	9.28%	S + 5.50%	09/04/29	5,758	1,541	1,526	(7) (8) (10)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	15,005	14,972	14,855	(7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	6,847	6,815	6,778	(7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	1,716	(4)	(17)	(7) (8) (10)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	1,437	1,423	1,423	(7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	1,176	1,167	1,164	(7) (8)
Alterra Mountain Company	Leisure Products	6.17%	S + 2.50%	08/17/28	11,990	12,028	11,968
Alterra Mountain Company	Leisure Products	6.17%	S + 2.50%	05/31/30	3,731	3,731	3,727
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.42%	S + 6.75%	07/18/28	29,964	29,593	29,514	(7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.42%	S + 6.75%	07/18/28	3,879	3,827	3,821	(7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.42%	S + 6.75%	07/18/28	1,970	1,160	1,152	(7) (8) (10)
Great Outdoors Group, LLC	Leisure Products	6.92%	S + 3.25%	01/23/32	10,628	10,656	10,596
GSM Holdings, Inc.	Leisure Products	8.70%	S + 5.00%	09/30/31	3,506	3,358	3,471
MajorDrive Holdings IV LLC	Leisure Products	7.96%	S + 4.00%	06/01/28	7,361	7,372	6,659

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date(5)	Maturity		Par (6)	Cost	Fair Value	Footnotes
SRAM, LLC	Leisure Products	5.92%	S + 2.25%		02/27/32		$14,815	$14,867	$14,729
WCG Intermediate Corp.	Life Sciences Tools & Services	6.42%	S + 2.75%		02/25/32		14,097	14,088	13,715
Brookfield WEC Holdings Inc.	Machinery	5.67%	S + 2.00%		01/27/31		16,965	17,001	16,928
Dwyer Instruments, LLC	Machinery	8.45%	S + 4.75%		07/20/29		74,262	73,704	73,519	(8)
Dwyer Instruments, LLC	Machinery	8.45%	S + 4.75%		07/20/29		22,679	22,508	22,452	(8)
Dwyer Instruments, LLC	Machinery	8.45%	S + 4.75%		07/20/29		18,688	8,175	8,124	(8) (10)
Dwyer Instruments, LLC	Machinery	8.45%	S + 4.75%		07/20/29		14,534	14,425	14,389	(8)
Dwyer Instruments, LLC	Machinery	8.45%	S + 4.75%		07/20/29		11,034	10,953	10,923	(8)
Dwyer Instruments, LLC	Machinery	8.45%	S + 4.75%		07/20/29		7,640	7,577	7,564	(8)
Dwyer Instruments, LLC	Machinery	8.45%	S + 4.75%		07/20/29		4,044	4,014	4,004	(8)
Dwyer Instruments, LLC	Machinery	8.45%	S + 4.75%		07/20/29		1,202	1,192	1,190	(8)
Engineered Machinery Holdings, Inc.	Machinery	6.95%	S + 3.25%		11/26/32		24,108	24,177	24,174
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.70%	S + 5.00%		06/30/32		28,248	27,988	27,966	(7) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%		06/30/32		5,215	(23)	(52)	(7) (8) (10)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.67%	S + 5.00%		06/30/32		4,345	540	536	(7) (8) (10)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.17%	S + 4.50%		08/20/31		36,298	36,030	35,935	(7) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%		08/20/30		6,600	(47)	(66)	(7) (8) (10)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.42%	S + 4.75%		12/02/31		170,025	168,599	168,325	(7) (8)
Paris US Holdco, Inc. (dba Precinmac)	Machinery		S + 4.75%		12/02/31		44,321	(190)	(443)	(7) (8) (10)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.42%	S + 4.75%		12/02/31		22,160	1,480	1,440	(7) (8) (10)
Pro Mach Group, Inc.	Machinery	6.42%	S + 2.75%		10/15/32		17,107	17,115	17,064
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.45%	S + 4.75%		12/26/31		163,002	161,599	160,965	(7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.42%	S + 4.75%		12/26/31		42,112	10,186	9,881	(7) (8) (10)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.45%	S + 4.75%		12/26/31		21,109	4,974	4,887	(7) (8) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.20%	S + 4.50%		07/01/31		45,179	44,728	44,614	(7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	7.82%	S + 4.50%		07/01/30		12,157	5,675	5,648	(7) (8) (9) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.20%	S + 4.50%		07/01/31		12,132	2,313	2,255	(7) (8) (9) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	6.63%	E + 4.50%		07/01/31	EUR	11,214	12,197	12,800	(7) (8) (9)
TK Elevator Midco GmbH	Machinery	6.38%	S + 2.75%		04/30/30		19,898	20,025	19,929
ABG Intermediate Holdings 2 LLC	Media	5.92%	S + 2.25%		12/21/28		19,739	19,833	19,684
Fleet Midco I Limited	Media	6.42%	S + 2.75%		02/21/31		2,966	2,972	2,966	(9)
Recorded Books Inc. (dba RBMedia)	Media	8.67%	S + 5.00%		09/03/30		126,108	124,335	124,847	(7) (8)
Recorded Books Inc. (dba RBMedia)	Media	8.67%	S + 5.00%		08/31/29		22,061	9,988	10,040	(7) (8) (10)
Recorded Books Inc. (dba RBMedia)	Media	8.67%	S + 5.00%		09/03/30		14,800	14,639	14,652	(7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%		09/03/30		9,297	(138)	(93)	(7) (8) (10)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%		09/03/30		3,874	(57)	(39)	(7) (8) (10)
Univision Communications Inc.	Media	7.03%	S + 3.25%		01/31/29		7,979	7,966	7,866	(12)
Versant Media Group Inc	Media	7.20%	S + 3.50%		01/30/31		8,750	8,765	8,734	(9)
Arsenal AIC Parent LLC	Metals & Mining	6.42%	S + 2.75%		08/19/30		8,571	8,626	8,582
AL GCX Fund VIII Holdings LLC	Oil, Gas & Consumable Fuels	5.67%	S + 2.00%		01/30/32		25,591	25,600	25,535
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels	5.92%	S + 2.25%		12/17/32		25,325	25,264	25,301
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels	5.65%	S + 2.00%		12/09/30		35,366	35,484	35,278
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	5.42%	S + 1.75%		11/22/32		28,274	28,253	28,354
BX Frontier Member I LLC	Oil, Gas & Consumable Fuels	5.86%	5.86%	09/22/25	12/31/60		62,977	53,029	53,433	(7) (8) (9) (10)
CQP Holdco LP	Oil, Gas & Consumable Fuels	5.45%	S + 1.75%		12/31/32		29,369	29,433	29,204
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	8.95%	S + 5.25%		06/30/31		4,307	4,249	4,242	(7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (6)	Cost	Fair Value	Footnotes
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		S + 5.25%	06/30/31		$941	$(6)	$(14)	(7) (8) (9) (10)
Kohler Energy Co LLC	Oil, Gas & Consumable Fuels	6.70%	S + 3.00%	05/01/31		19,953	19,980	19,903
Meade Pipeline Co LLC	Oil, Gas & Consumable Fuels	5.69%	S + 2.00%	09/22/32		20,360	20,382	20,326
Oryx Midstream Services Permian Basin, LLC	Oil, Gas & Consumable Fuels	5.93%	S + 2.25%	10/05/28		28,198	28,285	28,206
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	7.17%	S + 3.50%	05/10/30		2,314	2,315	2,305
Prairie ECI Acquiror LP	Oil, Gas & Consumable Fuels	6.92%	S + 3.25%	08/01/29		3,804	3,802	3,807
Third Coast Infrastructure LLC	Oil, Gas & Consumable Fuels	7.42%	S + 3.75%	09/25/30		19,734	19,748	19,833
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	6.17%	S + 2.50%	02/16/28		23,803	23,924	23,783
VRS Buyer, Inc. (dba LiquidTech)	Oil, Gas & Consumable Fuels	7.17%	S + 3.50%	10/12/32		55,879	55,614	55,774
VRS Buyer, Inc. (dba LiquidTech)	Oil, Gas & Consumable Fuels		S + 3.50%	10/12/32		5,721	(13)	(11)	(10)
Whitewater Matterhorn Holdings LLC	Oil, Gas & Consumable Fuels	5.45%	S + 1.75%	06/16/32		25,586	25,698	25,426
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	8.67%	S + 5.00%	09/30/30		23,768	23,274	23,412	(7) (8)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	7.03%	E + 5.00%	09/30/30	EUR	14,788	15,272	16,837	(7) (8)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals		S + 5.00%	10/01/29		4,892	(87)	(73)	(7) (8) (10)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	8.67%	S + 5.00%	09/30/30		3,636	3,554	3,581	(7) (8)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	8.67%	S + 5.00%	09/30/30		3,058	3,031	3,012	(7) (8)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	8.67%	S + 5.00%	09/30/30		3,042	3,017	2,997	(7) (8)
Covetrus, Inc.	Pharmaceuticals	8.70%	S + 5.00%	10/13/29		2,518	2,521	2,332
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals	8.67%	S + 5.00%	12/18/31		68,120	67,096	66,077	(7) (8)
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals		S + 5.00%	12/18/31		9,980	(143)	(299)	(7) (8) (10)
Ankura Consulting Group, LLC	Professional Services	7.17%	S + 3.50%	12/29/31		10,622	10,572	10,118
Atwell, LLC	Professional Services		S + 4.75%	04/25/33		47,344	—	—	(7) (10)
Atwell, LLC	Professional Services		S + 4.75%	04/25/33		14,035	—	—	(7) (10)
Atwell, LLC	Professional Services		S + 4.75%	04/25/33		7,485	—	—	(7) (10)
Berkeley Research Group LLC	Professional Services	6.95%	S + 3.25%	05/01/32		14,272	14,255	13,857
Engage2Excel, Inc.	Professional Services	10.99%	S + 7.25%	07/01/29		25,587	25,297	24,947	(7) (8)
Engage2Excel, Inc.	Professional Services	10.99%	S + 7.25%	07/01/29		2,129	1,465	1,437	(7) (8) (10)
Grant Thornton Advisors LLC	Professional Services	6.42%	S + 2.75%	06/02/31		5,508	5,509	5,119	(12)
iCIMS, Inc.	Professional Services	9.42%	S + 5.75%	08/18/28		53,887	52,937	50,654	(8)
iCIMS, Inc.	Professional Services	9.92%	S + 6.25%	08/18/28		6,000	5,946	5,700	(8)
iCIMS, Inc.	Professional Services	9.42%	S + 5.75%	08/18/28		4,771	578	382	(8) (10)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.52%	S + 5.75%	11/30/28		1,960	1,957	1,950	(8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.52%	S + 5.75%	11/30/28		1,928	1,925	1,918	(8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.50%	P + 4.75%	11/30/28		349	150	150	(8) (10)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.17%	S + 4.50%	08/18/32		58,974	58,629	58,532	(7) (8)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32		31,856	(146)	(239)	(7) (8) (10)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/31		12,725	(106)	(95)	(7) (8) (10)
Westwood Professional Services Inc.	Professional Services	8.20%	S + 4.50%	09/19/31		133,902	132,969	133,232	(7) (8)
Westwood Professional Services Inc.	Professional Services	8.20%	S + 4.50%	09/19/31		23,552	7,819	7,818	(7) (8) (10)
Westwood Professional Services Inc.	Professional Services		S + 4.50%	09/19/31		12,239	(96)	(61)	(7) (8) (10)
Genesee & Wyoming Inc.	Rail Transportation	5.45%	S + 1.75%	04/10/31		26,508	26,541	26,361	(12)
MRI Software LLC	Real Estate Mgmt. & Development	8.45%	S + 4.75%	02/10/28		37,749	37,719	37,419	(7)
MRI Software LLC	Real Estate Mgmt. & Development	8.46%	S + 4.75%	02/10/28		2,038	782	770	(7) (10)
MRI Software LLC	Real Estate Mgmt. & Development	8.45%	S + 4.75%	02/10/28		305	75	74	(7) (10)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.17%	S + 6.50%	07/01/27		9,362	9,324	9,269	(8)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.17%	S + 6.50%	07/01/27		8,880	8,844	8,792	(8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.16%	S + 6.50%	07/01/27	$938	$127	$125	(8) (10)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	64,529	63,814	63,561	(7) (8)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	62,759	62,063	61,817	(7) (8)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	12,291	(115)	(184)	(7) (8) (10)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.17%	S + 4.50%	08/29/31	16,938	16,814	16,599	(7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.17%	S + 4.50%	08/29/31	3,388	740	694	(7) (8) (10)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	2,117	(17)	(42)	(7) (8) (10)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.20%	S + 4.50%	01/22/33	64,525	64,209	63,719	(7) (8)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	01/22/33	19,302	(47)	(241)	(7) (8) (10)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.20%	S + 4.50%	01/22/33	8,272	1,338	1,275	(7) (8) (10)
Aptean, Inc.	Software	8.42%	S + 4.75%	01/30/31	122,868	122,142	121,332	(7) (8)
Aptean, Inc.	Software		S + 4.75%	01/30/31	11,618	(46)	(145)	(7) (8) (10)
Aptean, Inc.	Software	8.68%	S + 4.75%	01/30/31	8,357	1,861	1,806	(7) (8) (10)
Arches Buyer Inc.	Software	7.02%	S + 3.25%	12/06/27	7,072	7,075	7,038
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.70%	S + 5.00%	07/01/30	11,502	11,354	11,387	(7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.70%	S + 5.00%	07/01/30	754	749	746	(7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.70%	S + 5.00%	07/01/30	730	719	723	(7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	7.85%	S + 4.15%	07/28/31	45,788	45,551	45,101	(7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/28/31	11,207	(46)	(168)	(7) (8) (10)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	5,443	(34)	(82)	(7) (8) (10)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	2,562	(16)	(38)	(7) (8) (10)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.20%	S + 4.50%	07/14/31	50,400	50,036	49,266	(7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.20%	S + 4.50%	07/14/31	24,000	23,754	23,460	(7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.20%	S + 4.50%	07/14/31	12,424	12,334	12,144	(7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.50%	07/14/31	9,600	(77)	(216)	(7) (8) (9) (10)
Avalara, Inc	Software	6.45%	S + 2.75%	03/26/32	5,647	5,674	5,510
Clearwater Analytics, LLC	Software		S + 4.50%	03/31/32	584,354	—	—	(7) (10)
Clearwater Analytics, LLC	Software		S + 4.50%	03/31/32	108,214	—	—	(7) (10)
Clearwater Analytics, LLC	Software		S + 4.50%	03/31/32	70,339	—	—	(7) (10)
Clover Holdings 2 LLC	Software	7.68%	S + 4.00%	12/09/31	4,000	3,988	3,825
ConnectWise, LLC	Software	7.46%	S + 3.50%	09/29/28	10,671	10,699	9,826
Convenient Payments Acquisition, Inc.	Software	9.67%	S + 6.00%	12/31/26	12,735	12,686	12,607	(7) (8)
Convenient Payments Acquisition, Inc.	Software	9.67%	S + 6.00%	12/31/26	1,658	1,651	1,642	(7) (8)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26	990	(4)	(10)	(7) (8) (10)
Crewline Buyer, Inc. (dba New Relic)	Software	10.42%	S + 6.75%	11/08/30	72,867	71,664	71,774	(7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	7,326	(113)	(110)	(7) (8) (10)
Dayforce Bidco, LLC (dba Dayforce)	Software	6.66%	S + 3.00%	02/04/33	130,988	130,673	123,747	(7) (12)
Dayforce Bidco, LLC (dba Dayforce)	Software	6.42%	S + 2.75%	02/04/31	25,000	3,000	625	(7) (10)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/18/32	50,000	—	—	(7) (10)
Edition Holdings, Inc. (dba Enverus)	Software	8.17%	S + 4.50%	12/20/32	46,491	46,321	46,026	(7) (8)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32	9,706	(18)	(97)	(7) (8) (10)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32	4,035	(15)	(40)	(7) (8) (10)
Epicor Software Corp	Software	6.17%	S + 2.50%	05/30/31	7,064	7,106	6,921
First Advantage Holdings, LLC	Software	6.45%	S + 2.75%	10/31/31	502	504	488	(9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.17%	S + 5.50% (Incl. 2.00% PIK)	01/17/31	27,891	27,770	27,751	(7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	8.67%	S + 5.00% (Incl. 2.00% PIK)	01/17/31	7,186	7,138	7,007	(7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.50% (Incl. 2.00% PIK)	01/17/31	3,839	(24)	(29)	(7) (8) (10)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.50% (Incl. 2.00% PIK)	01/17/31	460	(6)	(11)	(7) (8) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (6)	Cost	Fair Value	Footnotes
HighLevel, Inc.	Software	8.17%	S + 4.50%	02/23/33		$122,358	$121,753	$121,746	(7)
HighLevel, Inc.	Software		S + 4.50%	02/23/33		17,493	(86)	(87)	(7) (10)
HighLevel, Inc.	Software		S + 4.50%	02/23/33		5,449	(27)	(27)	(7) (10)
Hyland Software, Inc.	Software	8.70%	S + 5.00%	09/19/30		93,327	92,332	92,860	(7) (8)
Hyland Software, Inc.	Software		S + 5.00%	09/19/29		4,525	(41)	(23)	(7) (8) (10)
iSolved Inc	Software	6.42%	S + 2.75%	10/15/30		6,544	6,565	6,221
Javelin Buyer, Inc.	Software	6.42%	S + 2.75%	12/05/31		15,620	15,706	14,849
Jeppesen Holdings, LLC	Software	8.42%	S + 4.75%	11/01/32		226,662	225,580	223,828	(7) (8)
Jeppesen Holdings, LLC	Software		S + 4.75%	11/01/32		11,333	(53)	(142)	(7) (8) (10)
KPA Parent Holdings, Inc.	Software	8.17%	S + 4.50%	03/12/32		25,988	25,758	25,598	(7) (8)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		3,713	(16)	(56)	(7) (8) (10)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		2,599	(22)	(39)	(7) (8) (10)
Kryptona Bidco US, LLC (dba Kyriba)	Software	9.44%	S + 5.75% (Incl. 3.13% PIK)	12/18/31		103,808	102,111	102,770	(7) (8) (9)
Kryptona Bidco US, LLC (dba Kyriba)	Software	9.44%	S + 5.75% (Incl. 3.13% PIK)	12/18/31		50,074	49,578	49,573	(7) (8) (9)
Kryptona Bidco US, LLC (dba Kyriba)	Software	8.06%	E + 5.75% (Incl. 3.13% PIK)	12/18/31	EUR	24,024	24,622	27,490	(7) (8) (9)
Kryptona Bidco US, LLC (dba Kyriba)	Software		S + 5.75% (Incl. 3.13% PIK)	12/18/31		10,825	(178)	(108)	(7) (8) (9) (10)
Kryptona Bidco US, LLC (dba Kyriba)	Software	8.06%	E + 5.75% (Incl. 3.13% PIK)	12/18/31	EUR	10,586	12,129	12,113	(7) (8) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software	8.20%	S + 4.50%	09/27/32		33,729	33,531	32,970	(7) (8)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/27/32		7,824	(28)	(176)	(7) (8) (10)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31		4,054	(28)	(91)	(7) (8) (10)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31		1,824	(13)	(41)	(7) (8) (10)
ML Holdco, LLC (dba MeridianLink)	Software	8.17%	S + 4.50%	10/25/32		100,161	99,684	99,160	(7) (8)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32		26,057	(61)	(261)	(7) (8) (10)
NC Topco, LLC (dba NContracts)	Software	8.17%	S + 4.50%	09/02/31		55,825	55,418	55,127	(7) (8)
NC Topco, LLC (dba NContracts)	Software	8.42%	S + 4.75%	09/02/31		15,966	15,802	15,766	(7) (8)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/02/31		6,386	(52)	(80)	(7) (8) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.41%	S + 4.75%	05/03/29		275,000	275,000	272,250	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.82%	N + 4.50%	05/03/29	NOK	158,670	14,962	16,223	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.18%	S + 4.50%	05/03/29		93,333	93,274	92,400	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.20%	S + 4.50%	05/03/29		64,211	64,048	63,569	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.20%	S + 4.50%	05/03/29		21,262	21,260	21,049	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.20%	S + 4.50%	05/03/29		15,032	14,983	14,882	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.50%	05/03/29		14,253	(42)	(143)	(7) (8) (9) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.23%	SN + 4.50%	05/03/29	GBP	7,240	9,267	9,487	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.20%	S + 4.50%	05/03/29		1,947	1,947	1,928	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.20%	S + 4.50%	05/03/29		1,558	939	925	(7) (8) (9) (10)
One, Inc. Software Corporation	Software	8.20%	S + 4.50%	12/06/32		245,730	243,358	242,044	(7) (8)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32		47,256	(226)	(709)	(7) (8) (10)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32		18,902	(181)	(284)	(7) (8) (10)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 4.75%	04/01/33		145,580	—	—	(7) (10)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 4.75%	04/01/33		62,390	—	—	(7) (10)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 4.75%	04/01/33		25,993	—	—	(7) (10)
Project Boost Purchaser, LLC	Software	6.45%	S + 2.75%	07/16/31		16,060	16,075	15,456
Quartz Acquireco LLC	Software	5.95%	S + 2.25%	06/28/30		17,633	17,593	14,635
Renaissance Holding Corp.	Software	7.67%	S + 4.00%	04/05/30		98,032	97,584	69,205	(7)
Runway Bidco, LLC (dba Redwood Software)	Software	8.70%	S + 5.00%	12/17/31		64,902	64,431	64,253	(7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		16,287	(78)	(163)	(7) (8) (10)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		8,144	(64)	(81)	(7) (8) (10)
Singlewire Software, LLC	Software	8.45%	S + 4.75%	05/10/30		47,069	46,629	46,598	(7) (8)
Singlewire Software, LLC	Software	8.45%	S + 4.75%	05/10/30		23,792	23,379	23,554	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
Singlewire Software, LLC	Software		S + 4.75%	05/10/30	$7,560	$(101)	$(76)	(7) (8) (10)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.45%	S + 4.75%	07/02/29	32,942	32,864	32,530	(7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.45%	S + 4.75%	07/02/29	17,848	17,747	17,625	(7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 4.75%	07/02/29	1,983	(11)	(25)	(7) (8) (10)
UKG Inc.	Software	6.17%	S + 2.50%	02/10/31	15,707	15,729	14,986
Vamos Bidco, Inc. (dba VIP)	Software	8.45%	S + 4.75%	01/30/32	68,163	67,625	67,140	(7) (8)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	28,616	(154)	(429)	(7) (8) (10)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	8,585	(74)	(129)	(7) (8) (10)
World Wide Technology Holding Co. LLC	Software	5.67%	S + 2.00%	03/01/30	21,956	22,065	21,832
Zelis Payments Buyer, Inc.	Software	6.92%	S + 3.25%	11/26/31	4,518	4,532	4,364
Harbor Freight Tools USA, Inc.	Specialty Retail	5.92%	S + 2.25%	06/11/31	14,131	13,942	13,969
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	06/02/31	129,542	(277)	(972)	(7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.70%	S + 5.00%	06/02/31	89,919	89,375	89,470	(7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.70%	S + 5.00%	06/02/31	49,302	45,196	45,288	(7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	10.75%	P + 4.00%	05/31/30	11,619	2,753	2,764	(7) (8) (10)
Ahead DB Holdings, LLC	Technology Hardware & Equipment	6.20%	S + 2.50%	02/03/31	14,562	14,485	14,333
Fortress Intermediate 3, Inc	Technology Hardware & Equipment	6.67%	S + 3.00%	06/27/31	4,229	4,269	4,192
McAfee, LLC	Technology Hardware & Equipment	6.67%	S + 3.00%	03/01/29	15,848	15,852	14,105
Virtusa Corporation	Technology Hardware & Equipment	6.92%	S + 3.25%	02/15/29	9,418	9,401	8,441
Victors Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals	8.20%	S + 4.50%	12/23/32	126,118	125,812	125,172	(7) (8)
Victors Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals		S + 4.50%	12/23/32	18,789	(90)	(141)	(7) (8) (10)
Victors Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals		S + 4.50%	12/23/32	9,879	(24)	(74)	(7) (8) (10)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.67%	S + 5.00%	12/05/31	189,822	186,858	186,975	(7) (8)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.67%	S + 5.00%	12/05/31	25,709	11,794	11,774	(7) (8) (10)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 5.00%	12/05/31	2,085	(30)	(31)	(7) (8) (10)
Champ Acquisition Corporation	Textiles, Apparel & Luxury Goods	6.95%	S + 3.25%	11/25/31	15,309	15,495	15,342
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.42%	S + 5.75%	10/07/30	71,331	70,071	70,617	(7) (8)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.42%	S + 5.75%	10/07/30	39,982	39,230	39,582	(7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.17%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	205,601	202,368	190,695	(7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	8.93%	S + 5.25%	12/31/29	23,406	6,741	5,419	(7) (8) (10)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.17%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	14,094	1,444	591	(7) (8) (10)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	8.45%	S + 4.75%	04/09/30	134,261	133,947	132,247	(7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 4.75%	04/09/30	7,802	(20)	(117)	(7) (8) (10)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.67%	S + 5.00%	01/24/33	102,611	101,606	101,585	(7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.67%	S + 5.00%	01/24/33	18,002	8,510	8,551	(7) (10)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	10.75%	P + 4.00%	01/24/33	17,282	1,432	1,427	(7) (10)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	4,320	(42)	(43)	(7) (10)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.70%	S + 5.00% (Incl. 2.75% PIK)	12/06/32	80,139	79,373	79,137	(7) (8)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.20%	S + 4.50%	12/06/32	29,148	3,240	3,031	(7) (8) (10)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.17%	S + 4.50%	12/06/32	10,931	624	592	(7) (8) (10)
Deep Blue Operating I LLC	Water Utilities	6.42%	S + 2.75%	10/01/32	17,000	17,005	17,042
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.02%	S + 5.25%	03/31/27	5,832	3,241	3,222	(7) (8) (10)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.02%	S + 5.25%	03/31/27	5,817	5,785	5,759	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.02%	S + 5.25%	03/31/27	5,817	5,785	5,759	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.02%	S + 5.25%	03/31/27	3,636	3,616	3,600	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	729	(4)	(7)	(7) (8) (10)
Diamond Communications LLC	Wireless Telecommunication Services	7.67%	S + 4.00%	05/28/30	25,000	4,945	4,925	(8) (10)
Diamond Communications LLC	Wireless Telecommunication Services	7.67%	S + 4.00%	05/28/30	25,000	19,894	19,875	(8) (10)
Total 1st Lien/Senior Secured Debt						14,395,740	14,231,537

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche(11)-2.4%
EDB Parent, LLC (dba Enterprise DB)	Software	10.67%	S + 7.00%	07/07/28	6,169	$6,114	$6,092	(8)
EDB Parent, LLC (dba Enterprise DB)	Software	10.67%	S + 7.00%	07/07/28	4,010	3,204	3,205	(8) (10)
EDB Parent, LLC (dba Enterprise DB)	Software	10.67%	S + 7.00%	07/07/28	1,493	1,480	1,474	(8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.92%	S + 6.25%	12/07/28	53,171	52,889	52,905	(7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.92%	S + 6.25%	12/07/28	31,829	31,651	31,670	(7) (8)
K2 Towers II, LLC	Wireless Telecommunication Services	8.28%	S + 4.58%	05/02/29	5,092	4,816	4,791	(7) (8) (10)
K2 Towers III, LLC	Wireless Telecommunication Services	8.34%	S + 4.67%	12/06/28	54,001	46,255	45,985	(7) (8) (10)
Octagon Towers LLC	Wireless Telecommunication Services	8.65%	S + 4.98%	09/04/28	5,742	4,732	4,703	(7) (8) (10)
Peppertree Towers, LLC	Wireless Telecommunication Services	8.28%	S + 4.58%	05/15/29	9,001	8,194	8,149	(7) (8) (10)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.70%	S + 5.03%	12/22/28	27,776	27,633	27,637	(7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.70%	S + 5.03%	12/22/28	20,641	2,305	2,342	(7) (8) (10)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.25%	S + 4.75%	02/01/29	28,283	28,140	28,141	(7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.42%	S + 4.75%	02/01/29	16,718	8,975	8,984	(7) (8) (10)
Total 1st Lien/Last-Out Unitranche						226,388	226,078

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date(5)	Maturity	Par (6)	Cost	Fair Value	Footnotes
2nd Lien/Senior Secured Debt-3.6%
Sazerac Company, Inc.	Beverages	5.67%	S + 2.00%		07/09/32	$24,040	$24,148	$24,007
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	Food Products	5.00%	5.00%	10/26/25	05/31/61	29,300	29,155	29,155	(7) (9)
Colossus Acquireco LLC	Oil, Gas & Consumable Fuels	5.38%	S + 1.75%		07/30/32	25,397	25,319	25,290
Beach Acquisition Bidco LLC	Textiles, Apparel & Luxury Goods	6.95%	S + 3.25%		09/12/32	25,212	25,408	25,243
Tiger Acquisition, LLC (dba Sabre Industries)	Wireless Telecommunication Services		S + 5.25%		05/01/34	156,392	—	—	(7) (10)
VB-S1 ISSUER, LLC (dba Vertical Bridge)	Wireless Telecommunication Services	8.60%	8.60%	02/12/26	03/15/56	225,000	225,000	225,000
Total 2nd Lien/Senior Secured Debt							329,030	328,695
Total United States							$14,951,158	$14,786,310
Total Debt Investments							$16,610,882	$16,455,984

Investment (1) (2)	Industry (3)	Effective Yield	Initial Acquisition Date(5)	Maturity	Shares(6)	Cost	Fair Value	Footnotes
Equity and Other-0.6%
Cayman Islands-0.5%
Structured Finance Obligation – Equity Instruments-0.5%
Diameter Capital CLO 11, Ltd. - Subordinated Notes	Financial Services	9.00%	07/09/25	07/20/38	$8,770	$8,049	$6,237	(9)
Diameter Capital CLO 13, Ltd. - Subordinated Notes	Financial Services	8.33%	11/26/25	01/20/39	7,580	7,580	6,425	(9)
Madison Park Funding LXX, Ltd. - Subordinated Notes	Financial Services	11.30%	08/04/25	09/04/38	20,090	18,011	14,761	(9)
Octagon 78, Ltd. - Subordinated Notes	Financial Services	9.11%	07/14/25	10/20/38	23,344	20,065	17,131	(9)
Total Structured Finance Obligation – Equity						53,705	44,554
Total Cayman Islands						53,705	44,554
United States-0.1%
Common Stock-0.1%
VisionSafe Parent, LLC	Aerospace & Defense		04/19/24		880	$885	$921	(7) (8) (16)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services		04/26/24		6,287,153	5,912	4,275	(7) (8) (16)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services		07/06/22		400	616	392	(8) (13) (16)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21		2,700	$237	$226	(8) (16)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24		27,194,622	$—	$—	(8) (13) (16)
Peppertree Towers, LLC	Wireless Telecommunication Services		12/18/25		9	$10	$11	(7) (8) (16)
Total Common Stock						7,660	5,825
Preferred Stock-0.0%
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		10/02/24		221	$36	$39	(8) (16)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services		01/09/26		320,487	$320	$320	(7) (8) (16)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24		13,194,756	$3,101	$—	(8) (13) (16)
CloudBees, Inc.	Software		11/24/21		134,557	2,031	1,814	(8) (16)
Total Preferred Stock						5,488	2,173
Membership Interest-0.0%
BX Frontier Member I Holdings LLC	Oil, Gas & Consumable Fuels		09/22/25		3%	$—	$—	(7) (8) (9) (10) (16)
Total Membership Interest						—	—
Warrants-0.0%
CloudBees, Inc.	Software		11/24/21		38,977	$25	$54	(8) (16)
Total Warrants						25	54
Total United States						$13,173	$8,052
Total Equity and Other						$66,878	$52,606
Total Investments-179.9%						$16,677,760	$16,508,590
Investments in Affiliated Money Market Fund-3.7%
United States-3.7%
Goldman Sachs Financial Square Government Fund - Institutional Shares					343,539,367	$343,539	$343,539	(17) (18)
Total United States						$343,539	$343,539
Total Investments in Affiliated Money Market Fund						343,539	343,539
Total Investments and Investments in Affiliated Money Market Fund-183.6%						$17,021,299	$16,852,129

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Assets are pledged as collateral for the Revolving Credit Facilities (as defined below). See Note 6 “Debt.”
(3)
For Industry subtotal and percentage, see Note 4 “Investments.”
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments represent the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA(“C”), SARON (“SARON”), BBSW (“B”), STIBOR (“STIBOR”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”),unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2026, the rate for 6 month S was 3.70%, 3 month S was 3.68%,1 month S was 3.66%, 6 month E was 2.48%, 3 month E was 2.08%, 3 month SN was 3.73%, 3 month N was 4.34%, 3 month C was 2.29%, 1 month C was 2.27%, 6 month B was 4.78%, 3 month B was 4.31%, 1 month B was 4.06%, 3 month SARON was (0.07)%, 3 month STIBOR was 2.19% and 3 month P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026.
(5)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” As of March 31, 2026, the aggregate fair value of these securities is $1,159,411 or 12.6% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(6)
Par amount is presented for debt investments, while the number of shares or units or percentage of membership interests owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or "USD”) unless otherwise noted, Euros (“EUR”), Great British Pounds (“GBP”), Australian Dollars (“AUD”), Swiss Franc (“CHF”), Norwegian Kroner (“NOK”), Swedish Krona (“SEK”), or Canadian Dollars (“CAD”).
(7)
Represents co-investments made with in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission (the “SEC”). See Note 3 “Significant Agreements and Related Party Transactions.”
(8)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(9)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, the aggregate fair value of these non-qualifying assets is $3,130,032 or 17.9% of the Company’s total assets.
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
(12)
Position or portion thereof unsettled as of March 31, 2026.
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
(18)
The annualized seven-day yield as of March 31, 2026 is 3.56%.

PIK - Payment-In-Kind

ADDITIONAL INFORMATION

Interest Rate Swaps

Counterparty	Hedged Instrument	Company Receives	Company Pays	Frequency	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized appreciation/ (depreciation)
BNP Paribas	5.050% February 2028 Notes	5.05%	S + 1.72%	Semiannual	02/23/28	$700,000	$(4,623)	$—	$(4,623)
Bank of America	5.875% May 2028 Notes	5.88%	S + 2.37%	Semiannual	04/06/28	400,000	(1,453)	—	(1,453)
Bank of America	5.375% January 2029 Notes	5.38%	S + 2.00%	Semiannual	12/31/28	400,000	(2,770)	—	(2,770)
Bank of America	6.250% May 2030 Notes	6.25%	S + 2.71%	Semiannual	04/06/30	600,000	(2,823)	—	(2,823)
BNP Paribas	5.875% January 2031 Notes	5.88%	S + 2.41%	Semiannual	12/31/30	500,000	(4,806)	—	(4,806)
BNP Paribas	5.875% January 2031 Notes	5.88%	S + 2.46%	Semiannual	12/31/30	400,000	(4,448)	—	(4,448)
Total Interest Rate Swaps						$3,000,000	$(20,923)	$—	$(20,923)

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

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
Spotless Brands, LLC	Diversified Consumer Services	8.86%	S + 5.00%	07/25/28	$60,141	$8,335	$7,334	(7) (8) (10)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28	42,239	42,282	42,028	(7) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28	6,549	6,555	6,516	(7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.96%	S + 5.00%	05/01/31	59,402	58,946	58,808	(7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.90%	S + 5.00%	05/01/31	15,608	11,106	11,058	(7) (8) (10)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	9,154	(70)	(92)	(7) (8) (10)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.07%	S + 6.25%	08/15/30	25,930	25,516	25,800	(7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.08%	S + 6.25%	08/15/30	11,063	4,066	4,106	(7) (8) (10)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30	1,368	(19)	(7)	(7) (8) (10)
Citadel Securities LP	Diversified Financial Services	5.67%	S + 2.00%	10/31/31	35,353	35,417	35,525	(12)
Lightning Power LLC	Electric Utilities	5.97%	S + 2.25%	08/18/31	14,133	14,221	14,192	(12)
Pike Corporation	Electric Utilities	8.20%	S + 4.50%	12/20/32	209,202	209,202	209,202	(7)
Pike Corporation	Electric Utilities		S + 4.50%	12/20/32	45,479	—	—	(7) (10)
Pike Corporation	Electric Utilities		S + 4.50%	12/20/32	30,319	—	—	(7) (10)
LSF12 Crown US Commercial Bidco LLC	Electrical Equipment	7.37%	S + 3.50%	12/02/31	24,854	24,989	24,986
Nvent Electric Public Limited Company	Electrical Equipment	6.84%	S + 3.00%	01/30/32	14,168	14,216	14,252
Spectris PLC	Electrical Equipment	6.58%	S + 2.75%	09/30/32	8,500	8,535	8,532	(12)
Trystar, LLC	Electrical Equipment	8.09%	S + 4.25%	08/06/31	24,865	24,655	24,616	(7) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	15,486	—	—	(7) (10)
Trystar, LLC	Electrical Equipment	8.09%	S + 4.25%	08/06/31	12,543	2,850	2,790	(7) (8) (10)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	10,409	(51)	(83)	(7) (8) (10)
Trystar, LLC	Electrical Equipment	8.09%	S + 4.25%	08/06/31	9,946	9,861	9,847	(7) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	5,162	—	—	(7) (10)
GIP Pilot Acquisition Partners LP	Energy Equipment & Services	5.94%	S + 2.00%	10/04/30	28,353	28,451	28,384
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.17%	S + 4.50%	12/31/32	214,170	213,100	213,099	(7)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services		S + 4.50%	12/31/32	71,390	(178)	(178)	(7) (10)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.17%	S + 4.50%	12/31/32	26,940	1,886	1,886	(7) (10)
WhiteWater DBR HoldCo, LLC	Energy Equipment & Services	5.94%	S + 2.25%	03/03/31	28,359	28,495	28,501	(12)
Whitewater Whistler Holdings, LLC	Energy Equipment & Services	5.44%	S + 1.75%	02/15/30	27,869	27,914	27,753	(12)
Arcis Golf LLC	Entertainment	6.47%	S + 2.75%	11/24/28	21,629	21,744	21,656
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	9.79%	S + 6.00%	12/31/27	3,302	3,301	3,286	(8)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/27	367	(2)	(2)	(8) (10)
EOC Borrower, LLC	Entertainment	6.72%	S + 3.00%	03/24/32	5,661	5,703	5,686
Fender Musical Instruments Corporation	Entertainment	7.82%	S + 4.00%	12/01/28	2,763	2,743	2,487
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29	52,254	51,920	51,993	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29	7,744	7,686	7,705	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	6,959	(46)	(35)	(7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.77%	S + 5.00%	12/06/29	5,968	2,623	2,638	(7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.73%	S + 5.00%	12/06/29	2,279	2,250	2,267	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	1,461	(6)	(7)	(7) (8) (10)
AllSpring Buyer, LLC	Financial Services	6.69%	S + 3.00%	11/01/30	16,956	16,962	17,036
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.34%	S + 4.50%	07/30/32	39,595	39,244	39,199	(7) (8)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32	4,949	(46)	(49)	(7) (8) (10)
Bottomline Technologies, Inc.	Financial Services	8.17%	S + 4.50%	05/14/29	76,795	76,795	76,795	(7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.83%	S + 6.00%	01/25/28	6,228	6,196	6,181	(8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.83%	S + 6.00%	01/25/28	249	39	40	(8) (10)

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
(9)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, the aggregate fair value of these non-qualifying assets is $2,498,222 or 15.3% of the Company’s total assets.
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

The Company is conducting an offering of the Company’s shares of common stock, including Class I shares (“Class I shares”), Class S shares (“Class S shares”) and Class D shares (“Class D shares” and, together with the Class I shares and Class S shares, the “Shares”), each par value $0.001 per share, on a continuous basis (the “Offering”). The offering and sale of common stock is exempt from registration in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Regulation D and Regulation S thereunder, for offers and sales of securities that do not involve a public offering and for offers and sales of securities outside of the United States.

Prior to and including April 6, 2023 (the “Initial Issuance Date”), the per share purchase price for the Class I shares in the Offering was $25.00 per share. The initial per share purchase price was $24.93 for Class S shares, which were issued for the first time on February 1, 2026. The initial per share purchase price was $24.72 for Class D shares, which were issued for the first time on March 1, 2026. Thereafter, the purchase price per share for each class of the Company’s common stock will equal the net asset value (“NAV”) per share, as of the effective date of the applicable monthly share purchase date.

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

Merger with Goldman Sachs Middle Market Lending Corp. II

On July 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Goldman Sachs Middle Market Lending Corp. II (“MMLC II”) and GSAM. The Merger Agreement provided that, on the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), MMLC II would merge with and into the Company, with the Company continuing as the surviving company (the “Merger”). On October 14, 2025, the Company completed the Merger. For further information, see Note 11 “Merger with MMLC II”.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 3, 2026. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been reclassified to the current period presentation and has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Prepayment premiums	$353	$16
Accelerated amortization of upfront loan origination fees and unamortized discounts	$3,892	$1,064

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

At times, Goldman Sachs, GSAM or their affiliates earn fees for transaction services provided to portfolio companies that are non-recurring and non-refundable. For certain transactions, where the Company participates as a co-lender, Goldman Sachs, GSAM or their affiliates may share a portion of the fees with the Company. For further details, see Note 3 “Significant Agreements and Related Party Transactions — Co-Investment Activity.” The fees are capitalized into the loan balance and recognized over the life of the loan when deemed yield enhancing, otherwise, they are recorded as “Other Income” when earned. For the three months ended March 31, 2026, and 2025, Goldman Sachs, GSAM or their affiliates shared a portion of fees with the Company in the amount of $7,090 and $0 which are included in Other Income in the Consolidated Statements of Operations and no amounts were capitalized into a loan balance and recognized over the life of the loan.

Collateralized loan obligation (“CLO”) equity investments, which are included in Structured Finance Obligation – Equity Instruments in the Consolidated Schedules of Investments, recognize interest income by utilizing an effective interest methodology based upon an effective yield utilizing projected cashflows, as required by ASC 325-40, Beneficial Interest in Securitized Financial Assets.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2026, the Company had an investment held in one portfolio company on non-accrual status, which represented 0.2% and 0.1% of the total investments (excluding investments in money market fund, if any) at amortized cost and at fair value. As of December 31, 2025, the Company had an investment held in one portfolio company on non-accrual status, which represented 0.2% and 0.1% of the total investments (excluding investments in money market fund, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of March 31, 2026 and December 31, 2025, the Company held an aggregate cash balance of $163,728 and $197,449. Foreign currency of $11,639 and $45,194 (acquisition cost of $11,781 and $45,020) is included in cash as of March 31, 2026 and December 31, 2025.

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

Allocation of Income, Expenses, Gains and Losses

Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the aggregate net asset value of that class in relation to the aggregate net asset value of the Company. Expenses that are specific to a class of shares are allocated to such class directly.

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

For the three months ended March 31, 2026 and 2025, Management Fees amounted to $29,197 and $18,202 and the Investment Adviser voluntarily agreed to waive $9,870 and $10,595. As of March 31, 2026, $13,903 remained payable.

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

For the three months ended March 31, 2026 and 2025, Incentive Fees based on income amounted to $27,762 and $16,459 and the Investment Adviser voluntarily waived $7,600 and $12,000. As of March 31, 2026, $20,162 remained payable.

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

For the three months ended March 31, 2026 and 2025, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $0, which were not realized.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company will also reimburse the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. Administration and Custodian fees are included in the Consolidated Statements of Operations in Other general and administrative expenses.

For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $2,497 and $1,325. As of March 31, 2026, $3,981 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency agreement, with GS & Co. pursuant to which GS & Co. serves as the Company’s transfer agent (“Transfer Agent”), registrar and distribution paying agent. The Company pays the Transfer Agent fees at an annual rate of 0.05% of the average of the Company’s NAV at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end). Transfer Agent fees are included in the Consolidated Statements of Operations in Other general and administrative expenses.

For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Transfer Agent of $1,143 and $696. As of March 31, 2026, $1,143 remained payable.

Affiliates

As of March 31, 2026 and December 31, 2025, affiliates of the Investment Adviser owned 19.6% and 21.6% of the Shares.

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2026
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$273,743	$1,552,432	$(1,482,636)	$—	$—	$343,539	$2,806
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	34,376	—	(37,079)	—	2,703	—	—
SDB HOLDCO, LLC (dba Specialty Dental Brands)	22,413	88	(22)	—	(4,898)	17,581	85
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	9,885	20	(15)	—	(203)	9,687	267
Total Non-Controlled Affiliates	$340,417	$1,552,540	$(1,519,752)	$—	$(2,398)	$370,807	$3,158
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$444,718	$8,078,788	$(8,249,763)	$—	$—	$273,743	$17,563
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	24,851	13,475	(1,311)	—	(2,639)	34,376	2,648
SDB HOLDCO, LLC (dba Specialty Dental Brands)	22,379	7,774	(23)	—	(7,717)	22,413	1,777
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	—	9,984	(15)	—	(84)	9,885	243
Total Non-Controlled Affiliates	$491,948	$8,110,021	$(8,251,112)	$—	$(10,440)	$340,417	$22,231

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2026 and December 31, 2025, there were $2,832 and $3,486, respectively, included within Accrued expenses and other liabilities, and $1,445 and $2,512, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program. Furthermore, the Relief requires that any transaction fee (as described in the Relief) received by the Investment Adviser and/or a participant in connection with a co-investment transaction will be distributed to the participants on a pro rata basis based on the amounts they invested or committed, as the case may be, in such co-investment transaction.

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

For the three months ended March 31, 2026, the Company incurred placement fees of $2 and $0 which were attributable to Class S and Class D shares, respectively. For the three months ended March 31, 2025, the Company incurred placement fees of $0 and $0 which were attributable to Class S and Class D shares, respectively. As of March 31, 2026, $2 remained payable.

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

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the three months ended March 31, 2026 and March 31, 2025, as applicable.

The following table presents a summary of Expense Payments and the related Reimbursement Payments:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
For the Three Months Ended March 31, 2026
January 31, 2026	$3,250	$—	$3,250
February 28, 2026	3,250	—	3,250
March 31, 2026	3,250	—	3,250
Total	$9,750	$—	$9,750
For the Three Months Ended March 31, 2025
January 31, 2025	$1,222	$—	$1,222
February 28, 2025	1,216	—	1,216
March 31, 2025	1,739	—	1,739
Total	$4,177	$—	$4,177

For the three months ended March 31, 2026 and March 31, 2025, the Investment Adviser agreed to advance $9,750 and $4,177, which have been included within Expense support in the Consolidated Statements of Operations. As of March 31, 2026, unreimbursed Expense Payments were $59,565.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$15,796,172	$15,644,882	$15,059,143	$15,033,160
1st Lien/Last-Out Unitranche	277,280	277,861	295,586	297,348
2nd Lien/Senior Secured Debt	365,600	365,127	109,673	110,097
Structured Finance Obligation – Debt Instruments	171,830	168,114	171,830	172,100
Structured Finance Obligation – Equity Instruments	53,705	44,554	55,039	54,401
Preferred Stock	5,488	2,173	5,168	2,093
Common Stock	7,660	5,825	7,660	5,282
Membership Interest	—	—	—	—
Warrants	25	54	24	29
Total investments	$16,677,760	$16,508,590	$15,704,123	$15,674,510

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2026				December 31, 2025
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	21.3%		38.3%		18.4%		33.4%
Financial Services	8.8		15.9		9.4		17.1
Commercial Services & Supplies	6.9		12.4		8.4		15.2
Health Care Providers & Services	6.1		11.0		6.1		11.1
Diversified Consumer Services	4.8		8.6		5.0		9.1
Machinery	4.2		7.6		4.5		8.2
Trading Companies & Distributors	3.8		6.9		3.3		5.9
Food Products	3.3		6.0		2.2		4.1
Insurance	3.2		5.7		3.0		5.5
Health Care Technology	3.1		5.5		4.5		8.2
Wireless Telecommunication Services	2.9		5.3		1.8		3.2
Oil, Gas & Consumable Fuels	2.8		5.1		3.4		6.1
Professional Services	2.6		4.6		2.9		5.2
IT Services	2.3		4.1		2.7		4.9
Pharmaceuticals	1.9		3.5		2.0		3.7
Chemicals	1.9		3.4		1.9		3.4
Energy Equipment & Services	1.8		3.3		1.9		3.5
Construction & Engineering	1.5		2.7		1.7		3.1
Air Freight & Logistics	1.5		2.7		1.5		2.8
Textiles, Apparel & Luxury Goods	1.5		2.6		1.5		2.7
Electric Utilities	1.4		2.5		1.4		2.6
Media	1.1		2.1		0.8		1.5
Containers & Packaging	1.0		1.9		1.4		2.4
Health Care Equipment & Supplies	1.0		1.8		1.0		1.8
Building Products	0.9		1.7		1.1		2.0
Distributors	0.9		1.7		1.0		1.8
Specialty Retail	0.9		1.6		1.0		1.7
Consumer Staples Distribution & Retail	0.8		1.5		0.5		0.9
Technology Hardware, Storage & Peripherals	0.8		1.4		0.8		1.5
Aerospace & Defense	0.8		1.3		0.8		1.4
Hotels, Restaurants & Leisure	0.7		1.2		0.7		1.3
Electrical Equipment	0.6		1.0		0.6		1.0
Leisure Products	0.5		0.9		0.5		0.9
Real Estate Mgmt. & Development	0.3		0.6		0.4		0.6
Automobile Components	0.3		0.5		0.3		0.5
Technology Hardware & Equipment	0.3		0.4		0.3		0.5
Entertainment	0.2		0.3		0.2		0.4
Biotechnology	0.2		0.3		—	(1)	—	(1)
Rail Transportation	0.2		0.3		—		—
Beverages	0.1		0.3		0.2		0.3
Capital Goods	0.1		0.2		0.1		0.2
Household Products	0.1		0.2		0.1		0.2
Diversified Financial Services	0.1		0.2		0.2		0.4
Water Utilities	0.1		0.2		0.1		0.2
Industrial Conglomerates	0.1		0.2		0.1		0.1
Life Sciences Tools & Services	0.1		0.1		0.1		0.2
Metals & Mining	0.1		0.1		0.1		0.2
Household Durables	0.1		0.1		—	(1)	0.1
Ground Transportation	—	(1)	0.1		—	(1)	0.1
Construction Materials	—	(1)	—	(1)	—	(1)	0.1
Telecommunication services	—		—		0.1		0.1
Total	100.0%		179.9%		100.0%		181.4%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2026	December 31, 2025
United States	89.6%	90.1%
United Kingdom	2.5	2.6
Australia	2.3	2.3
Canada	1.9	1.7
Cayman Islands	1.3	1.4
France	0.7	0.6
Italy	0.5	0.2
Sweden	0.5	0.6
Switzerland	0.3	0.3
Belgium	0.2	—	(1)
Luxembourg	0.1	0.1
India	0.1	0.1
Netherlands	—	—
Total	100.0%	100.0%
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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$12,191,035	Discounted cash flows	Discount Rate	6.4% - 20.3%	8.9%
	$13,892	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	$277,861	Discounted cash flows	Discount Rate	6.3% - 12.4%	8.5%
2nd Lien/Senior Secured Debt	$36,432	Discounted cash flows	Discount Rate	7.9% - 11.8%	11.1%
Equity
Preferred Stock	$359	Comparable multiples	EV/EBITDA(6)	12.3x - 13.3x	13.1x
	$1,814	Comparable multiples	EV/Revenue	—	3.0x
Common Stock	$5,825	Comparable multiples	EV/EBITDA(6)	9.5x - 26.0x	12.5x
Warrants	$54	Comparable multiples	EV/Revenue	—	3.0x
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$8,340,684	Discounted cash flows	Discount Rate	6.4% - 17.3%	9.1%
	$18,800	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	$239,601	Discounted cash flows	Discount Rate	6.1% - 11.3%	8.6%
2nd Lien/Senior Secured Debt	$33,352	Discounted cash flows	Discount Rate	10.9% - 11.8%	11.5%
Equity
Preferred Stock	$37	Comparable multiples	EV/EBITDA(6)	—	13.0x
	$2,056	Comparable multiples	EV/Revenue	—	3.9x
Common Stock	$5,272	Comparable multiples	EV/EBITDA(6)	9.5x - 13.0x	11.6x
Warrants	$29	Comparable multiples	EV/Revenue	—	3.9x

(1)
As of March 31, 2026, included within the fair value of Level 3 assets of $13,261,554 is an amount of $734,282 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $12,505,328 or 94.4% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$2,959,828	$12,685,054	$15,644,882	$—	$3,228,090	$11,805,070	$15,033,160
1st Lien/Last-Out Unitranche	—	—	277,861	277,861	—	—	297,348	297,348
2nd Lien/Senior Secured Debt	—	74,540	290,587	365,127	—	73,305	36,792	110,097
Structured Finance Obligation – Debt Instruments	—	168,114	—	168,114	—	172,100	—	172,100
Structured Finance Obligation – Equity Instruments	—	44,554	—	44,554	—	54,401	—	54,401
Preferred Stock	—	—	2,173	2,173	—	—	2,093	2,093
Common Stock	—	—	5,825	5,825	—	—	5,282	5,282
Membership Interest	—	—	—	—	—	—	—	—
Warrants	—	—	54	54	—	—	29	29
Investments in Affiliated Money Market Fund	343,539	—	—	343,539	273,743	—	—	273,743
Unrealized appreciation on derivatives	—	—	—	—	—	2,044	—	2,044
Total Assets	$343,539	$3,247,036	$13,261,554	$16,852,129	$273,743	$3,529,940	$12,146,614	$15,950,297

Liabilities	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Unrealized depreciation on derivatives	—	(20,923)	—	(20,923)	—	(2,075)	—	(2,075)
Total Liabilities	$—	$(20,923)	$—	$(20,923)	$—	$(2,075)	$—	$(2,075)

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2026
1st Lien/Senior Secured Debt	$11,805,070	$1,455,948	$5	$(60,431)	$(524,991)	$9,453	$—	$—	$12,685,054	$(58,435)
1st Lien/Last-Out Unitranche	297,348	5,227	—	(1,182)	(23,849)	317	—	—	277,861	(1,115)
2nd Lien/Senior Secured Debt	36,792	254,417	—	(632)	—	10	—	—	290,587	(632)
Preferred Stock	2,093	320	—	(240)	—	—	—	—	2,173	(240)
Common Stock	5,282	—	—	543	—	—	—	—	5,825	543
Warrants	29	—	—	25	—	—	—	—	54	25
Total assets	$12,146,614	$1,715,912	$5	$(61,917)	$(548,840)	$9,780	$—	$—	$13,261,554	$(59,854)
For the Three Months Ended March 31, 2025
1st Lien/Senior Secured Debt	$5,131,334	$711,520	$(2,923)	$202	$(100,786)	$4,425	$—	$(59,082)	$5,684,690	$(2,991)
1st Lien/Last-Out Unitranche	261,643	4,766	—	479	—	162	—	—	267,050	479
Common Stock	5,372	—	—	(696)	—	—	—	—	4,676	(696)
Total assets	$5,398,349	$716,286	$(2,923)	$(15)	$(100,786)	$4,587	$—	$(59,082)	$5,956,416	$(3,208)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	March 31, 2026	December 31, 2025
Truist Revolving Credit Facility	3	$1,600,745	$2,892,631
BNPP Revolving Credit Facility	3	$1,100,000	$850,000
MS Revolving Credit Facility	3	$1,698,914	$1,193,154
5.050% February 2028 Notes	2	$690,900	$1,193,154
5.875% May 2028 Notes	2	$399,600	$408,080
5.375% January 2029 Notes	2	$649,374	$662,640
6.250% May 2030 Notes	2	$593,880	$613,200
5.875% January 2031 Notes	2	$874,260	$502,150

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 220% and 222%.

The Company’s outstanding debt was as follows:

	March 31, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(2)	$3,275,000	$1,669,268	$1,600,745	$3,275,000	$414,054	$2,892,631
BNPP Revolving Credit Facility(3)	1,100,000	—	1,100,000	1,100,000	250,000	850,000
MS Revolving Credit Facility(4)	2,400,000	706,190	1,698,914	2,000,000	809,048	1,193,154
5.050% February 2028 Notes	700,000	—	684,702	—	—	—
5.875% May 2028 Notes	400,000	—	394,884	400,000	—	396,958
5.375% January 2029 Notes	660,000	—	647,309	660,000	—	649,041
6.250% May 2030 Notes	600,000	—	590,535	600,000	—	594,052
5.875% January 2031 Notes	900,000	—	868,269	500,000	—	485,885
Total debt	$10,035,000	$2,375,458	$7,585,358	$8,535,000	$1,473,102	$7,061,721

(1)
The carrying value is presented net of the unamortized debt issuance costs and includes the cumulative hedging adjustments for those borrowings that are designated in a fair value hedging relationship, as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $3,555,000. As of March 31, 2026 and December 31, 2025, the amount available is reduced by $5,000 and $630 of outstanding letters of credit. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2026, the Company had outstanding borrowings denominated in USD of $619,000, in Euros of EUR 398,350, in CAD of CAD 191,425, in GBP of GBP 79,550, in AUD of AUD 348,750, in NOK of NOK 85,000 and in CHF of CHF 23,200. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $2,051,000, in Euros of EUR 298,800, in CAD of CAD 118,050, in GBP of GBP 79,550, in CHF of CHF 24,200, in AUD of AUD 386,250 and in NOK of NOK 90,000.
(3)
Provides, under certain circumstances, a total borrowing capacity of $1,100,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2026, the Company had outstanding borrowings denominated in USD of $1,100,000. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $850,000.
(4)
Provides, under certain circumstances, a total borrowing capacity of $2,400,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2026, the Company had outstanding borrowings denominated in USD of $1,489,900, in GBP of GBP 16,050 and in AUD of AUD 272,150. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $989,900, in GBP of GBP 16,050 and in AUD of AUD 272,150.

The combined weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2026 and for the year ended December 31, 2025 were 5.53% and 6.00%, respectively. The combined average debt of the aggregate borrowings outstanding for the three months ended March 31, 2026 was $7,195,746 and for the year ended December 31, 2025 was $3,368,655.

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into a credit facility with Truist Bank (the “Truist Revolving Credit Facility”), as administrative agent, the lenders and issuing banks party thereto. The total loans and commitments under the Truist Revolving Credit Facility are $3,275,000, of which $2,545,000 is under a multicurrency sub-facility, $580,000 is under a USD sub-facility and $150,000 is under a term loan tranche as of March 31, 2026. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total loans and commitments under the Truist Revolving Credit Facility up to $3,555,000. The Company has amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023, and December 17, 2025. See Note 12. “Subsequent Events.”

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

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum stockholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of March 31, 2026, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $24,901 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of March 31, 2026 and December 31, 2025, outstanding deferred financing costs were $17,527 and $18,554.

The following table presents the summary information regarding the Truist Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Borrowing interest expense	$23,436	$9,881
Facility fees	1,328	655
Amortization of financing costs	1,027	595
Total	$25,791	$11,131
Weighted average interest rate	5.04%	5.84%
Average outstanding balance	$1,885,727	$686,759

BNPP Revolving Credit Facility

On September 28, 2023, SPV Public I entered into a credit facility with BNP Paribas (the “BNPP Revolving Credit Facility”), as administrative agent, State Street Bank and Trust Company, as collateral agent, the Company, as equityholder and investment advisor, and the lenders party thereto. The Company has amended the BNPP Revolving Credit Facility on numerous occasions between May 30, 2024 and January 31, 2025. See Note 12. “Subsequent Events.”

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

The BNPP Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of March 31, 2026, the Company and SPV Public I were in compliance with these covenants.

Costs of $7,796 were incurred in connection with obtaining and amending the BNPP Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BNPP Revolving Credit Facility using the straight-line method. As of March 31, 2026 and December 31, 2025, outstanding deferred financing costs were $4,008 and $4,546.

The following table presents the summary information regarding the BNPP Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$14,018	$12,792
Facility fees	195	133
Amortization of financing costs	538	514
Total	$14,751	$13,439
Weighted average interest rate	5.37%	6.02%
Average outstanding balance	$1,058,333	$861,111

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as transferor and servicer, and the lenders party thereto, in an initial principal amount of $1,000,000 (the “Tranche A Advances”). The Company amended the MS Revolving Credit Facility on October 24, 2024 (the “MS Facility First Amendment”). The MS Facility First Amendment, among other things, created a second tranche of commitments in the amount of $1,000,000 (the “Tranche B Advances”). The Company entered into the second amendment of the MS Revolving Credit Facility on June 12, 2025 (the “MS Facility Second Amendment”). The MS Facility Second Amendment, among other things, provided for a one year extension of the revolving period from August 8, 2027 to August 8, 2028, a one year extension of the stated maturity date from August 9, 2029 to August 9, 2030, an amended minimum utilization schedule, revisions to certain eligibility criteria and concentration limitations with respect to PIK assets, and the addition of CHF and Norwegian Krone as eligible currencies. The Company entered into the third amendment of the MS Revolving Credit Facility on July 16, 2025 (the "MS Facility Third Amendment"). The MS Facility Third Amendment provided for an amendment to the calculation of the Yield Rate, such that from and after May 9, 2025, solely with respect to minimum utilization, Yield is calculated based off of only the Applicable Margin (rather than the applicable benchmark plus the Applicable Margin) (each capitalized term, as defined in the MS Revolving Credit Facility). The MS Facility Fourth Amendment (the "MS Facility Fourth Amendment") (i) combined the two tranches of commitments and reduced the applicable margin of each respective tranche to a single applicable margin equal to (x) on and after the Fourth Amendment Date (as defined in the MS Facility Fourth Amendment) and during the revolving period, 1.80% per annum and (y) during the amortization period, 2.30% per annum and (ii) extended the period during which GSCR Mott Street may not terminate or permanently reduce the MS Revolving Credit Facility from August 9, 2025 to October 24, 2026. On January 29, 2026, GSCR Mott Street entered into the fifth amendment (the “Fifth Amendment”) to the MS Revolving Credit Facility. The Fifth Amendment, among other things, increased the total commitments under the MS Revolving Credit Facility from $2,000,000 to $2,400,000.

The total principal amount of the commitments under the MS Revolving Credit Facility is $2,400,000. Proceeds from borrowings under the MS Revolving Credit Facility may be used to, among other things, fund portfolio investments by GSCR Mott Street and to make advances under delayed drawdown collateral assets where GSCR Mott Street is a lender. Any amounts outstanding under the MS Revolving Credit Facility must be repaid by August 9, 2030.

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

The MS Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of March 31, 2026, the Company and GSCR Mott Street were in compliance with these covenants.

Costs of $20,561 were incurred in connection with obtaining the MS Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the MS Revolving Credit Facility using the straight-line method. As of March 31, 2026 and December 31, 2025, outstanding deferred financing costs were $15,702 and $13,824.

The following table presents the summary information regarding the MS Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$22,051	$11,485
Facility fees	1,676	1,774
Amortization of financing costs	842	773
Total	$24,569	$14,032
Weighted average interest rate	5.45%	6.51%
Average outstanding balance	$1,639,464	$715,000

5.050% February 2028 Notes

On February 23, 2026, the Company closed an offering of $700,000 aggregate principal amount of its 5.050% unsecured notes due 2028 (the “5.050% February 2028 Notes”). The 5.050% February 2028 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as trustee. The 5.050% February 2028 Notes bear interest at a rate of 5.050% per year, payable semi-annually, commencing on August 23, 2026. The 5.050% February 2028 Notes will mature on February 23, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the 5.050% February 2028 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to the interest rate swap are settled semi-annually. The Company designated this interest rate swap and the 5.050% February 2028 Notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying value of the 5.050% February 2028 Notes is inclusive of the adjustment for the changes in fair value of these notes attributable to the risk being hedged.

The following table presents the components of the carrying value of the 5.050% February 2028 Notes:

	March 31, 2026	December 31, 2025
Principal amount of debt	$700,000	$—
Unamortized debt issuance costs	(10,656)	—
Cumulative hedging adjustments	(4,642)	—
Carrying Value	$684,702	$—

The following table presents the components of interest and other debt expenses related to the 5.050% February 2028 Notes:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$3,876	$—
(Gain) loss from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	4,623	—
Hedged items	(4,642)	—
Amortization of debt issuance costs	569	—
Total	$4,426	$—

5.875% May 2028 Notes

On May 6, 2025, the Company closed an offering of $400,000 aggregate principal amount of its 5.875% unsecured notes due 2028 (the "5.875% May 2028 Notes"). The 5.875% May 2028 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as trustee. The 5.875% May 2028 Notes bear interest at a rate of 5.875% per year, payable semi-annually, commencing on November 6, 2025. The 5.875% May 2028 Notes will mature on May 6, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the 5.875% May 2028 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to the interest rate swap are settled semi-annually. The Company designated this interest rate swap and the 5.875% May 2028

Notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying value of the 5.875% May 2028 Notes is inclusive of the adjustment for the changes in fair value of these notes attributable to the risk being hedged.

The following table presents the components of the carrying value of the 5.875% May 2028 Notes:

	March 31, 2026	December 31, 2025
Principal amount of debt	$400,000	$400,000
Unamortized debt issuance costs	(3,653)	(4,081)
Cumulative hedging adjustments	(1,463)	1,039
Carrying Value	$394,884	$396,958

The following table presents the components of interest and other debt expenses related to the 5.875% May 2028 Notes:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$6,116	$—
(Gain) loss from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	2,453	—
Hedged items	(2,502)	—
Amortization of debt issuance costs	429	—
Total	$6,496	$—

5.375% January 2029 Notes

On October 17, 2025, the Company closed an offering of $400,000 aggregate principal amount of its 5.375% unsecured notes due 2029 (the "Initial 5.375% January 2029 Notes"). The Initial 5.375% January 2029 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as trustee. The Initial 5.375% January 2029 Notes bear interest at a rate of 5.375% per year, payable semi-annually, commencing on January 31, 2026. The Initial 5.375% January 2029 Notes will mature on January 31, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the Initial 5.375% January 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company's fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to the interest rate swap are settled semi-annually. The Company designated this interest rate swap and the Initial 5.375% January 2029 Notes in a qualifying fair value hedging relationship for which it applied hedge accounting. The carrying value of the 5.375% January 2029 Notes (as defined below) is inclusive of the adjustment for the changes in fair value of the Initial 5.375% January 2029 Notes attributable to the risk being hedged.

On December 16, 2025, the Company closed an additional offering of $260,000 aggregate principal amount of its 5.375% unsecured notes due 2029 (the "New 5.375% January 2029 Notes," together with the Initial 5.375% January 2029 Notes, the "5.375 January 2029 Notes"). The New 5.375% January 2029 Notes were issued as “additional notes” and have identical terms to the Initial 5.375% January 2029 Notes as mentioned above. The New 5.375% January 2029 Notes are treated as a single class of notes with the existing notes for all purposes under the indenture. In connection with the closing, the Company received $2,290 of accrued interest ("Accrued Interest") from October 17, 2025, up to, but not including, December 16, 2025, and is payable along with the interest accrued on the Initial 5.375% January 2029 Notes and New 5.375% January 2029 Notes. The Accrued Interest is reported as Interest and other debt expenses payable in the Consolidated Statements of Assets and Liabilities.

The following table presents the components of the carrying value of the 5.375% January 2029 Notes:

	March 31, 2026	December 31, 2025
Principal amount of debt	$660,000	$660,000
Unamortized debt issuance costs	(9,886)	(10,745)
Cumulative hedging adjustments	(2,805)	(214)
Carrying Value	$647,309	$649,041

The following table presents the components of interest and other debt expenses related to the 5.375% January 2029 Notes:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$9,229	$—
(Gain) loss from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	2,589	—
Hedged items	(2,591)	—
Amortization of debt issuance costs	858	—
Total	$10,085	$—

6.250% May 2030 Notes

On May 6, 2025, the Company closed an offering of $600,000 aggregate principal amount of its 6.250% unsecured notes due 2030 (the "6.250% May 2030 Notes"). The 6.250% May 2030 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as trustee. The 6.250% May 2030 Notes bear interest at a rate of 6.250% per year, payable semi-annually, commencing on November 6, 2025. The 6.250% May 2030 Notes will mature on May 6, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the 6.250% May 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to the interest rate swap are settled semi-annually. The Company designated this interest rate swap and the 6.250% May 2030 Notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying value of the 6.250% May 2030 Notes is inclusive of the adjustment for the changes in fair value of these notes attributable to the risk being hedged.

The following table presents the components of the carrying value of the 6.250% May 2030 Notes:

	March 31, 2026	December 31, 2025
Principal amount of debt	$600,000	$600,000
Unamortized debt issuance costs	(6,657)	(7,057)
Cumulative hedging adjustments	(2,808)	1,109
Carrying Value	$590,535	$594,052

The following table presents the components of interest and other debt expenses related to the 6.250% May 2030 Notes:

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Borrowing interest expense	$9,680	$—
(Gain) loss from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	3,867	—
Hedged items	(3,917)	—
Amortization of debt issuance costs	400	—
Total	$10,030	$—

5.875% January 2031 Notes

On November 24, 2025, the Company closed an offering of $500,000 aggregate principal amount of its 5.875% unsecured notes due 2031 (the "Initial 5.875% January 2031 Notes"). The Initial 5.875% January 2031 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as trustee. The Initial 5.875% January 2031 Notes bear interest at a rate of 5.875% per year, payable semi-annually, commencing on July 31, 2026. The Initial 5.875% January 2031 Notes will mature on January 31, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the Initial 5.875% January 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to the interest rate swap are settled semi-annually. The Company designated this interest rate swap and the Initial 5.875% January 2031 Notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying value of the Initial 5.875% January 2031 Notes is inclusive of the adjustment for the changes in fair value of these notes attributable to the risk being hedged.

On February 23, 2026, the Company closed an additional offering of $400,000 aggregate principal amount of its 5.875% unsecured notes due 2031 (the "New 5.875% January 2031 Notes," together with the Initial 5.875% January 2031 Notes, the "5.875% January 2031 Notes"). The New 5.875% January 2031 Notes were issued as “additional notes” and have identical terms to the Initial 5.875% January 2031 Notes as mentioned above. The New 5.875% January 2031 Notes are treated as a single class of notes with the existing notes for all purposes under the indenture. In connection with the closing, the Company received $5,875 of accrued interest from November 24, 2025, up to, but not including, February 23, 2026, and is payable along with the interest accrued on the Initial 5.875% January 2031 Notes and New 5.875% January 2031 Notes. The Accrued Interest is reported as Interest and other debt expenses payable in the Consolidated Statements of Assets and Liabilities.

In connection with the issuance of the New 5.875% January 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to the interest rate swap are settled semi-annually. The Company designated this interest rate swap and the New 5.875% January 2031 Notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying value of the New 5.875% January 2031 Notes is inclusive of the adjustment for the changes in fair value of these notes attributable to the risk being hedged.

The following table presents the components of the carrying value of the 5.875% January 2031 Notes:

	March 31, 2026	December 31, 2025
Principal amount of debt	$900,000	$500,000
Unamortized debt issuance costs	(22,445)	(12,391)
Cumulative hedging adjustments	(9,286)	(1,724)
Carrying Value	$868,269	$485,885

The following table presents the components of interest and other debt expenses related to the 5.875% January 2031 Notes:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$10,069	$—
(Gain) loss from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	7,360	—
Hedged items	(7,562)	—
Amortization of debt issuance costs	824	—
Total	$10,691	$—

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

In accordance with ASC 860, Transfers and Servicing, the Short-Term Borrowings meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party, which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The Company’s obligation is secured by the respective investment that is the subject of the relevant Short-Term Borrowing. Interest expense associated with the Short-Term Borrowings is reported on the Company’s Consolidated Statements of Operations within Interest and other debt expense. There were no Short-Term Borrowings outstanding as of March 31, 2026 and December 31, 2025.

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

The table below presents the average notional amounts, as an indicator for volume, for interest rate swaps:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Interest rate swaps	$2,450,000	$—

The Company’s net exposure to interest rate swaps that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, was as follows:

March 31, 2026
	Derivative Assets		Derivative Liabilities
Counterparty	Interest rate swaps	Total	Interest rate swaps	Total	Net Derivative Asset (Liabilities)	Cash collateral netting(1)	Net Amount (2)
Bank of America, N.A.	$—	$—	$(7,046)	$(7,046)	$(7,046)	$7,046	$—
BNP Paribas	$—	$—	$(13,877)	$(13,877)	$(13,877)	$13,877	$—

December 31, 2025
	Derivative Assets		Derivative Liabilities
Counterparty	Interest rate swaps	Total	Interest rate swaps	Total	Net Derivative Asset (Liabilities)	Cash collateral netting(1)	Net Amount (2)
Bank of America, N.A.	$2,044	$2,044	$(181)	$(181)	$1,863	$(1,520)	$343
BNP Paribas	$—	$—	$(1,894)	$(1,894)	$(1,894)	$1,894	$—

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Interest rate swaps	$(20,893)	$—
Hedged assets	21,214	—

The table below presents the carrying value of unsecured borrowings that are designated in a qualifying fair value hedging relationship and the related cumulative hedging adjustments (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	March 31, 2026		December 31, 2025
	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Hedged assets	$3,185,699	$(21,004)	$2,125,936	$210

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies.

The Company may itself commit, or commit alongside one or more other Accounts, to issue standby letters of credit in connection with an investment or it may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of the Company or the Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer or its designee as defined in the relevant credit agreement. As of March 31, 2026 and December 31, 2025, the Company has committed to fund letters of credit of $23,371 and $27,916 on behalf of the Accounts. As of March 31, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	March 31, 2026	December 31, 2025
1st Lien/Senior Secured Debt
123Dentist Inc.	$13,448	$17,926
AAG KP Borrower LLC (dba KUIU)	15,635	27,794
ABC Investment Holdco Inc. (dba ABC Plumbing)	7,426	6,128
Accommodations Plus Technologies LLC	12,291	12,291
Admiral Buyer, Inc. (dba Fidelity Payment Services)	11,720	11,719
Advanced Cooling Technologies, Inc.	28,320	—
Advarra Holdings, Inc.	7,087	7,087
AGS Health BCP Holdings, Inc. (dba AGS Health)	11,249	11,249
AGS Health BCP LLC (dba AGS Health)	6,250	6,250
AI Titan Parent, Inc. (dba Prometheus)	4,742	4,743
Airwavz Solutions, Inc.	3,280	3,791
Algae BidCo (dba Solabia Group)	3,292	3,347
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	120,673	—
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	26,196	91,688
Aptean, Inc.	18,065	18,438
AQ Sunshine, Inc. (dba Relation Insurance)	76,345	13,911
Ark Data Centers, LLC	28,836	32,705
Artifact Bidco, Inc. (dba Avetta)	19,212	19,212
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	13,406	58,420
Atwell, LLC	68,091	—
Auctane, Inc.	190,105	—
Aurora Acquireco, Inc. (dba AuditBoard)	9,600	9,600
Bamboo US BidCo LLC (dba Baxter)	4,892	5,406
BCTO Bluebill Buyer, Inc. (dba Ren)	4,949	4,949
Blast Bidco Inc. (dba Bazooka Candy Brands)	8,410	8,410
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	8,650	8,650
BSI3 Menu Buyer, Inc (dba Kydia)	249	208
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	5,459	7,258
Burgess Pigment Co.	236,564	—
Businessolver.com, Inc.	5,578	5,578
BX Frontier Member I LLC	9,544	9,544
Celero Commerce LLC	26,293	30,353
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	367	367
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	69,715	72,841
Circustrix Holdings, LLC (dba SkyZone)	788	1,182
Clearwater Analytics, LLC	759,363	759,363
Coding Solutions Acquisition, Inc. (dba CorroHealth)	8,076	8,076
Computer Services, Inc.	34,793	34,793
Consilio Midco Limited (dba Cyncly)	29,711	33,013
Convenient Payments Acquisition, Inc.	990	989
Coretrust Purchasing Group LLC	10,068	10,066
Corinthia Bidco Limited (dba Walkers)	119,475	—
Creek Parent, Inc. (dba Catalent)	9,980	9,980
Crewline Buyer, Inc. (dba New Relic)	7,326	7,326
CST Holding Company (dba Intoxalock)	3,464	4,949
CURiO Brands LLC	5,176	5,176
Curriculum Associates, LLC	67,513	67,513
Dayforce Bidco, LLC (dba Dayforce)	22,000	298,625
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	32,152	—
Diamond Communications LLC	24,950	24,950

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

	Unfunded Commitment Balances (1)
	March 31, 2026	December 31, 2025
1st Lien/Senior Secured Debt
Dwyer Instruments, LLC	$10,377	$11,992
Eagle Family Foods Group LLC	22,753	22,753
Edition Holdings, Inc. (dba Enverus)	63,241	20,539
Edko, LLC	19,800	19,800
Engage2Excel, Inc.	639	639
Envero Midco 2 LLC (dba Sun World)	57,172	—
EnviroSmart, LLC (dba ES Integrated)	7,055	8,403
eShipping, LLC	69,770	68,817
Financière N (dba Nemera)	3,571	3,630
Frontgrade Technologies Holdings Inc.	5,103	4,819
Frontline Road Safety Operations, LLC	53,688	61,024
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	9,091	9,091
Fullsteam Operations LLC	78,803	78,803
Galway Borrower LLC	24,467	6,865
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	11,317	11,317
GovDelivery Holdings, LLC (dba Granicus, Inc.)	4,299	4,299
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	21,514	24,044
Hamilton Thorne, Inc.	19,055	19,055
Highfive Dental Holdco, LLC	6,902	7,838
HighLevel, Inc.	22,942	—
Hyland Software, Inc.	4,525	4,525
iCIMS, Inc.	4,103	3,482
Ideal Components Acquisition, LLC (dba Ideal Tridon)	8,981	8,981
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	400	400
INK (BC) BIDCO S.R.L. (dba Namirial)	3,100	5,288
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	31,349	35,082
iWave Information Systems, Inc.	6,094	6,094
Jeppesen Holdings, LLC	11,333	11,333
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	12,911	13,087
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	941	941
KPA Parent Holdings, Inc.	6,312	6,311
Kryptona Bidco US, LLC (dba Kyriba)	10,825	72,879
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	5,462	8,740
Lobos Parent, Inc. (dba NEOGOV)	13,702	13,986
Mandrake Bidco, Inc. (dba Miratech)	6,600	6,600
ML Holdco, LLC (dba MeridianLink)	26,057	26,057
MRI Software LLC	1,479	2,037
NC Topco, LLC (dba NContracts)	6,386	22,352
NCWS Intermediate, Inc. (dba National Carwash Solutions)	28,772	33,087
Netrisk Group Luxco 4 S.à r.l.	3,930	3,788
Netsmart Technologies, Inc.	47,842	47,843
Newtek Merchant Solutions, LLC (dba NewtekOne)	1,990	1,990
NFM & J, L.P. (dba the Facilities Group)	198	227
North Star Acquisitionco, LLC (dba Everway)	14,871	314,420
Octane Purchaser, Inc. (dba Office Ally)	93,341	70,934
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	8,719	8,719
OMEGA II AB (dba Fortnox)	4,003	4,116
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	8,803	9,252
(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

	Unfunded Commitment Balances (1)
	March 31, 2026	December 31, 2025
1st Lien/Senior Secured Debt
One, Inc. Software Corporation	66,158	66,158
Onward AcquireCo, Inc. (dba OneStream)	232,442	—
Optima S.p.A. (dba Casa Optima)	6,433	51,192
Orthrus Limited (dba Ocorian)	1,435	1,461
Pacific Group Bidco Pty Ltd (dba Magentus)	22,515	28,685
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	107,387	109,139
Paris US Holdco, Inc. (dba Precinmac)	64,819	64,819
PAS Parent Inc. (dba Pace Analytical)	44,581	44,581
PDDS Holdco, Inc. (dba Planet DDS)	6,984	6,984
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	93,690	96,309
Pike Corporation	75,798	75,798
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	14,418	15,530
Precision Concepts Parent Inc.	2,460	2,856
Project Accelerate Parent, LLC (dba ABC Fitness)	6,250	6,250
Prophix Software Inc. (dba Pound Bidco)	3,638	4,419
PT Intermediate Holdings III, LLC (dba Parts Town)	7,802	7,802
QBS Parent, Inc. (dba Quorum Software)	27,662	26,756
Ranch Bidco B.V. (dba Innovad)	7,903	52,481
Recorded Books Inc. (dba RBMedia)	24,971	27,916
Rocket Bidco, Inc. (dba Recochem)	12,599	18,493
Rotation Buyer, LLC (dba Rotating Machinery Services)	47,663	45,975
Rubix Foods, LLC	3,300	3,300
Runner Bidco AB (dba nShift)	14,345	14,585
Runway Bidco, LLC (dba Redwood Software)	24,431	24,431
Saber Parent Holdings Corp. (dba Service Logic)	34,916	38,700
Seven BidCo (dba Septeo)	10,198	31,859
SI Swan UK Bidco Limited (dba Sapiens International)	29,560	29,560
Singlewire Software, LLC	7,560	7,560
Sonar Acquisitionco, Inc. (dba SimPRO)	4,811	4,811
Southeast Mechanical, LLC	12,215	12,215
SpecialtyCare, Inc.	13,221	13,221
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	16,082	18,189
SpendMend Holdings LLC	380	380
Splash Car Wash, Inc.	18,791	6,765
Spotless Brands, LLC	48,781	51,454
Summit Buyer, LLC (dba Classic Collision)	142,107	147,136
Sundance Group Holdings, Inc. (dba NetDocuments)	1,983	19,712
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	9,154	13,548
Superman Holdings, LLC (dba Foundation Software)	4,070	4,070
Supreme Fitness Group NY Holdings, LLC	3,639	3,638
TEI Intermediate LLC (dba Triumvirate Environmental)	22,622	40,754
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	29,363	140,884
Tropical Bidco, LLC (dba Tropical Cheese)	17,538	17,538
Trystar, LLC	23,225	40,600
UFT Buyer LLC (dba United Flow Technologies)	35,955	40,079
Unit4 Group Holding B.V.	115,933	117,874
US Signal Company, LLC	7,053	8,637

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

	Unfunded Commitment Balances (1)
	March 31, 2026	December 31, 2025
1st Lien/Senior Secured Debt
USA DeBusk, LLC	14,097	33,629
Valet Waste Holdings, Inc. (dba Valet Living)	3,459	12,820
Vamos Bidco, Inc. (dba VIP)	37,201	37,200
VASA Fitness Buyer, Inc.	4,654	8,269
Victors Purchaser, LLC (dba Service Express)	28,668	27,064
VisionSafe Holdings, Inc.	1,763	1,763
VRS Buyer, Inc. (dba LiquidTech)	5,721	11,610
WebPT, Inc.	278	36
Wellness AcquisitionCo, Inc. (dba SPINS)	1,716	1,716
Westwood Professional Services Inc.	27,856	27,855
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	10,867	10,867
Zarya HoldCo, Inc. (dba Eptura)	804	938
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	51,531	51,531
Zeus Company LLC	9,840	18,923
A.C.N. 664 616 371 Pty Ltd (dba Aspen Pharmacare)	—	193,851
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	—	118,890
eResearch Technology, Inc. (dba Clario)	—	40,214
GEMS Topco Limited (dba GEMS Education)	—	59,400
Kene Acquisition, Inc. (dba Entrust)	—	52,607
Onyx CenterSource, Inc.	—	137
Solar Holdings Bidco Limited (dba SLR Consulting)	—	6,055
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	—	124
Total 1st Lien/Senior Secured Debt	$4,823,648	$5,222,746
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$756	$1,169
K2 Towers II, LLC	275	275
K2 Towers III, LLC	7,747	9,140
Octagon Towers LLC	1,010	1,010
Peppertree Towers, LLC	807	807
Skyway Towers Intermediate LLC	18,196	18,880
Tarpon Towers II LLC	7,650	8,438
EIP Consolidated, LLC (dba Everest Infrastructure)	—	1,417
Towerco IV Holdings, LLC	—	2,350
Total 1st Lien/Last-Out Unitranche	$36,441	$43,486
2nd Lien/Senior Secured Debt
Consilio IntermediateCo Limited (dba Cyncly)	$6,603	$6,603
Tiger Acquisition, LLC (dba Sabre Industries)	154,828	—
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	—	28,861
Total 2nd Lien/Senior Secured Debt	$161,431	$35,464
Membership Interest
BX Frontier Member I Holdings LLC	$37,023	$37,023
Total Membership Interest	$37,023	$37,023
Total	$5,058,543	$5,338,719
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

9. NET ASSETS

The Company has the authority to issue up to 1,000,000,000 Class I shares, 1,000,000,000 Class S shares, 1,000,000,000 Class D shares and 1,000,000 shares of preferred stock, each has par value $0.001 per share.

The following table summarizes transactions in Shares for the three months ended March 31, 2026.

	For the Three Months Ended March 31, 2026
	Shares	Amount
Class I
Issuance of common shares	41,706,627	$1,039,082
Reinvestment of common stockholder distributions	2,508,651	62,427
Repurchased shares	(17,281,858)	(425,497)
Early repurchase deduction	—	137
Net increase (decrease)	26,933,420	$676,149
Class S
Issuance of common shares	84,892	$2,099
Reinvestment of common stockholder distributions	28	—	(1)
Repurchased shares	—	—
Early repurchase deduction	—	—
Net increase (decrease)	84,920	$2,099
Class D
Issuance of common shares	12,138	$300
Reinvestment of common stockholder distributions	—	—
Repurchased shares	—	—
Early repurchase deduction	—	—
Net increase (decrease)	12,138	$300

(1)
Amount rounds to less than $1

The following table summarizes transactions in Shares for the three months ended March 31, 2025.

For the Three Months Ended March 31, 2025
	Shares	Amount
Class I
Issuance of common shares	50,955,769	$1,284,212
Reinvestment of common stockholder distributions	1,931,727	48,672
Repurchased shares	2,667,462	(66,979)
Early repurchase deduction	—	8
Net increase (decrease)	55,554,958	$1,265,913
Class S
Issuance of common shares	—	$—
Reinvestment of common stockholder distributions	—	—
Repurchased shares	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
Class D
Issuance of common shares	—	$—
Reinvestment of common stockholder distributions	—	—
Repurchased shares	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

	Class I		Class S		Class D
Share Issue Date	Shares Issued	Proceeds Received	Shares Issued	Proceeds Received	Shares Issued	Proceeds Received
For the Three Months Ended March 31, 2026
January 1, 2026	12,358,659	$308,843	—	$—	—	$—
February 1, 2026	22,794,095	568,257	4,011	100	—	—
March 1, 2026	6,553,873	161,982	80,881	1,999	12,138	300
Total	41,706,627	1,039,082	84,892	2,099	12,138	300
For the Three Months Ended March 31, 2025
January 1, 2025	23,191,555	$584,891	—	$—	—	$—
February 1, 2025	15,021,187	378,834	—	—	—	—
March 1, 2025	12,743,027	320,487	—	—	—	—
Total	50,955,769	1,284,212	—	—	—	—

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

			Class I			Class S			Class D
Date Declared	Record Date	Payment Date	Amount Per Share		Shares	Amount Per Share	Shares		Amount Per Share	Shares
For the Three Months Ended March 31, 2026
November 5, 2025	January 30, 2026	March 5, 2026	$0.1850		790,674	$—	—		$—	—
February 25, 2026	February 27, 2026	April 10, 2026	$0.1850		787,456	$0.1708	28		$—	—
February 25, 2026	March 31, 2026	May 5, 2026	$0.1850		776,803	$0.1665	208		$0.1798	59

For the Three Months Ended March 31, 2025
November 7, 2024	January 31, 2025	February 28, 2025	$0.2000		633,167	$—	—	—	$—	—
February 26, 2025	February 28, 2025	April 7, 2025	$0.1900	(1)	653,785	$—	—	—	$—	—
February 26, 2025	March 31, 2025	April 28, 2025	$0.1900		689,129	$—	—	—	$—	—

(1)
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

The following table summarizes the share repurchases:

				Class I		Class S		Class D
Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount (3)	Number of Shares	Amount (3)	Number of Shares	Amount (3)	Number of Shares
For the Three Months Ended March 31, 2026
March 2, 2026	March 27, 2026	5.0%	$24.62	$425,202	17,281,858	$—	—	$—	—
Total				$425,202	17,281,858	$—	—	$—	—

For the Three Months Ended March 31, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66,945	2,667,462	$—	—	$—	—
Total				$66,945	2,667,462	$—	—	$—	—

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Three Months Ended March 31, 2026
	Class I	Class S	Class D
Per Common Share Data(1):
NAV, beginning of period	$24.99	$24.93	$24.72
Net investment income	0.59	0.35	0.20
Net realized and unrealized gains (losses)(2)	(0.40)	(0.32)	(0.12)
Net increase in net assets from operations(2)	$0.19	$0.03	$0.08
Distributions recorded:
From distributable earnings to common stockholders	(0.56)	(0.34)	(0.18)
Total increase (decrease) in net assets	$(0.37)	$(0.31)	$(0.10)
NAV, end of period	$24.62	$24.62	$24.62	(5)
Shares outstanding, end of period	372,636,362	84,920	12,138
Weighted average shares outstanding	376,981,929	46,522	12,138
Total return based on NAV(3)	0.75%	0.12%	0.35%
Supplemental Data/Ratio(4):
Net assets, end of period	$9,174,671	$2,091	$299
Ratio of net expenses to average net assets	7.08%	8.09%	7.57%
Ratio of net expenses before voluntary waivers to average net assets	7.27%	8.24%	7.65%
Ratio of net expenses (without net incentive fees and interest and other debt expenses) to average net assets	1.34%	2.37%	1.77%
Ratio of interest and other debt expenses to average net assets	4.62%	4.68%	4.68%
Ratio of net incentive fees to average net assets	1.12%	1.04%	1.12%
Ratio of total expenses to average net assets	7.39%	8.31%	7.68%
Ratio of net investment income to average net assets	8.42%	7.40%	7.91%
Portfolio turnover	7%	7%	7%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period that the Shares were outstanding, except for distributions recorded, which reflects the actual amount per share for the applicable period. Class S and Class D were issued for the first time on February 1, 2026 and March 1, 2026, respectively.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of Share issuances and distributions.
(3)
Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s DRIP.
(4)
Ratios are annualized, except for, as applicable, fee waivers, expense support and non-recurring fees shared from Goldman Sachs, GSAM or their affiliates. NAV used in ratios represents NAV to common stockholders.
(5)
Class D NAV per share as of March 31, 2026 rounds to $24.62 when the non-rounded net asset value is used in the calculation.

For the Three Months Ended March 31, 2025
Class I
Per Common Share Data(1):
NAV, beginning of period	$25.22
Net investment income	0.61
Net realized and unrealized gains (losses)(2)	(0.14)
Net increase in net assets from operations(2)	$0.47
Distributions recorded:
From distributable earnings to common stockholders	(0.57)
From return of capital	(0.01)
Total increase (decrease) in net assets	$(0.11)
NAV, end of period	$25.11
Shares outstanding, end of period	244,701,031
Weighted average shares outstanding	233,194,083
Total return based on NAV(4)	1.88%
Supplemental Data/Ratio(5):
Net assets, end of period	$6,145,034
Ratio of net expenses to average net assets	4.85%
Ratio of net expenses before voluntary waivers to average net assets	5.24%
Ratio of net expenses (without net incentive fees and interest and other debt expenses) to average net assets	1.26%
Ratio of interest and other debt expenses to average net assets	2.66%
Ratio of net incentive fees to average net assets	0.93%
Ratio of total expenses to average net assets	5.31%
Ratio of net investment income to average net assets	8.37%
Portfolio turnover	2%

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
(5)
Ratios are annualized, except for, as applicable, fee waivers and expense support. NAV used in ratios represents NAV to common stockholders.

There were no Class S shares or Class D shares outstanding for the three months ended March 31, 2025.

11. MERGER WITH MMLC II

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

Fourth Amendment to BNPP Revolving Credit Facility

On April 17, 2026, SPV Public I entered into the fourth amendment (the "Fourth Amendment") to the BNPP Revolving Credit Facility. The Fourth Amendment, among other things, (i) increased the aggregate maximum facility amount from $1,100,000 billion to $1,500,000 billion, (ii) extended the end of the period in which the Company may make borrowings under the facility from January 31, 2027 to April 17, 2028, (iii) extended the final maturity date of the facility from February 1, 2028 to April 17, 2029, and (iv) as of the first interest period following the Fourth Amendment Effective Date, reduced the margin applicable to advances from 1.615% per annum to 1.462% per annum, which applicable margin shall increase to 2.462% per annum after the expiration of the reinvestment period.

Issuance of 6.150% June 2031 Notes

On April 21, 2026, the Company issued $750,000 aggregate principal amount of 6.150% Notes due 2031 (the “6.150% June 2031 Notes”). The 6.150% June 2031 Notes bear interest at the rate of 6.150% per annum, payable semi-annually in arrears on June 16 and December 16 of each year, commencing on December 16, 2026, and will mature on June 16, 2031. At the Company's option, the 6.150% June 2031 Notes may be redeemed in whole or in part, at any time or from time to time, prior to their maturity at the applicable redemption price, plus any accrued and unpaid interest thereon to, but excluding, the redemption date.

In connection with the 6.150% June 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The Company designated this interest rate swap and the 6.150% June 2031 Notes in a qualifying fair value hedging relationship.

April and May Subscriptions

On April 1, 2026, the Company received $105,382 of proceeds relating to the issuance of 4,280,186 Class I shares and $1,456 of proceeds relating to the issuance of 59,118 Class S shares. Included in the aforementioned proceeds is $4,437 that the Company received from an affiliate of the Investment Adviser.

On May 1, 2026, the Company received $83,185 and $1,000 of proceeds relating to the issuance of Class I shares and Class S shares. Included in the aforementioned proceeds is $13,595 that the Company received from an affiliate of the Investment Adviser.

Distributions

On May 6, 2026, the Board of Directors declared monthly distributions from the Company's taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
May 29, 2026	July 6, 2026
June 30, 2026	July 30, 2026
July 31, 2026	August 28, 2026

Seventh Amendment to Truist Revolving Credit Facility

On May 7, 2026, the Company entered into the Seventh Amendment to Senior Secured Revolving Credit Agreement, by and among the Company, as Borrower, the lenders and issuing banks party thereto and Truist Bank, as Administrative Agent (the “Seventh Amendment”). The Seventh Amendment, among other things, (i) increases the accordion feature from up to $3,555,000 in aggregate commitments to up to $4,500,000 in aggregate commitments, (ii) extends the commitment termination date from June 15, 2029 to May 7, 2030, (iii) extends the maturity date from June 14, 2030 to May 7, 2031, (iv) reduces the applicable margin to (a) with respect to any ABR Loan, 0.775% per annum; (b) with respect to any Index Rate Loan or Term Benchmark Loan, 1.775% per annum; and (c) with respect to any RFR Loan, 1.775% per annum, in each case, subject to an additional step-down in applicable margin if the Gross Borrowing Base is greater than or equal to the product of 1.60 and the Combined Debt Amount, (v) removes all credit adjustment spreads, (vi) reduces the commitment fee from 0.375% to 0.325%, and (vii) resets the minimum shareholders’ equity test. Capitalized terms used but not otherwise defined herein have the meanings ascribed to them in the Seventh Amendment.

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through March 31, 2026, we have originated approximately $21.91 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

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

We generally lead the origination of our investments as the primary lender, and we may participate in club deals (which are generally investments made by a small group of firms). Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For additional information, see “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief” in our annual report on Form 10-K for the year ended December 31, 2025. In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2025.

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

Our Investment Adviser pays all costs incurred by it in connection with the performance of its duties under the Investment Management Agreement. Our Investment Adviser pays the compensation and expenses of all its personnel and makes available, without expense to us, the services of such of its partners, officers and employees as may duly be elected as our officers or directors, subject to their individual consent to serve and to any limitations imposed by law. Our Investment Adviser is not required to pay any of our expenses other than those specifically allocated to it, including as set forth below. In particular, but without limiting the generality of the foregoing, our Investment Adviser is not required to pay:

•
organization and offering expenses associated with the private offering of our Class I stock, par value $0.001 per share (“Class I shares”), Class S stock, par value $0.001 per share ("Class S shares") and, Class D stock, par value $0.001 per share ("Class D shares" and, together with the Class I shares and Class S shares, the “Shares”) (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating intermediaries, reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of GS & Co., the Company’s transfer agent (the

“Transfer Agent”), fees to attend retail seminars sponsored by participating intermediaries, if any, and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors, but excluding the stockholder servicing fee);
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
•
legal, auditing or accounting expenses;
•
taxes or governmental fees;
•
the fees and expenses of our Administrator (as defined below), Transfer Agent or sub-transfer agent, or the Placement Agent;
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

Leverage

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements. Our board of directors

(the “Board of Directors” or the “Board”) and the Initial Member approved the application of the 150% asset coverage ratio to us in accordance with the requirements of the Investment Company Act. While the leverage we employ may be greater or less than these levels from time to time, we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed not to be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective” in our annual report on Form 10-K for the year ended December 31, 2025.

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

Our leverage may take the form of revolving or term loans from financial institutions, such as the Truist Revolving Credit Facility (as defined below), the BNPP Revolving Credit Facility (as defined below), and the MS Revolving Credit Facility (as defined below, and together with the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility, collectively, the “Revolving Credit Facilities”), debt securities, such as secured or unsecured bonds, including the 5.050% February 2028 Notes, 5.875% May 2028 Notes, 5.375% January 2029 Notes, 6.250% May 2030 Notes and 5.875% January 2031 Notes (each as defined below), securitization of portions of our investment portfolio, preferred shares and/or reverse repurchase agreements (including short term participations or pledges of our directly originated debt positions). The Revolving Credit Facilities and other leverage techniques described herein allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage.” The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us” in our annual report on Form 10-K for the year ended December 31, 2025.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$15,796.17	$15,644.88	$15,059.14	$15,033.16
First Lien/Last-Out Unitranche	277.28	277.86	295.59	297.35
Second Lien/Senior Secured Debt	365.60	365.13	109.67	110.10
Structured Finance Obligation – Debt Instruments	171.83	168.11	171.83	172.10
Structured Finance Obligation – Equity Instruments	53.70	44.56	55.04	54.40
Preferred Stock	5.49	2.17	5.17	2.09
Common Stock	7.66	5.83	7.66	5.28
Membership Interest	—	—	—	—
Warrants	0.03	0.05	0.02	0.03
Total investments	$16,677.76	$16,508.59	$15,704.12	$15,674.51

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.4%	8.6%	8.4%	8.5%
First Lien/Last-Out Unitranche(2)(3)	9.4%	9.4%	9.1%	9.1%
Second Lien/Senior Secured Debt(2)	8.2%	8.3%	7.7%	7.7%
Structured Finance Obligation – Debt Instruments(2)	7.5%	7.8%	7.8%	7.8%
Structured Finance Obligation – Equity Instruments(4)	11.2%	14.1%	10.7%	10.9%
Preferred Stock(5)	—	—	—	—
Common Stock(5)	—	—	—	—
Membership Interest(5)	—	—	—	—
Warrants(5)	—	—	—	—
Total Portfolio	8.4%	8.6%	8.4%	8.5%

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

As of March 31, 2026, the total portfolio weighted average yield measured at amortized cost and fair value was 8.4% and 8.6%, as compared to 8.4% and 8.5% as of December 31, 2025. The increase in weighted average yield at fair value within Structured Finance Obligation – Equity Instruments was primarily due to market spreads widening.

As of March 31, 2026, the Liquid Investments portfolio weighted average yield measured at amortized cost and fair value was 6.7% and 6.8%, compared to 6.4% and 6.5% as of December 31, 2025.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2026	December 31, 2025
Number of portfolio companies in which we have Private Credit Investments	187	184
Number of Liquid Investments	177	182
Percentage of performing debt bearing a floating rate(1)	97.4%		99.7%
Percentage of performing debt bearing a fixed rate(1)(2)	2.6%		0.3%
Weighted average loan-to-value (“LTV”)(3)	43.9%		42.1%
Weighted average leverage (net debt/EBITDA)(4)	6.0x	6.0	x
Weighted average interest coverage(4)	2.0x	2.0	x
Median EBITDA(4)	$105.40 million	$107.31 million

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

As of March 31, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 8.4% and 6.5% of total Private Credit Investments at fair value.

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

	As of
	March 31, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	0.0%	$68.17	0.4%
Grade 2	16,410.90	99.4	15,584.63	99.5
Grade 3	83.80	0.5	2.91	—
Grade 4	13.89	0.1	18.80	0.1
Total Investments	$16,508.59	100.0%	$15,674.51	100.0%

The increase in investments with a Grade 3 investment performance rating was driven by investments with an aggregate fair value of $103.17 million being downgraded from a Grade 2 investment performance rating due to financial underperformance. The decrease in investments with a Grade 4 investment performance rating was primarily driven by a decrease in the aggregate fair value due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$16,650.55	99.8%	$15,676.91	99.8%
Non-accrual	27.21	0.2	27.21	0.2
Total Investments	$16,677.76	100.0%	$15,704.12	100.0%

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

The following table shows our investment activity by investment type of our Private Credit Investments(1):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$1,529.85	$1,589.49
Second Lien/Senior Secured Debt	379.83	—
Preferred Stock	0.32	—
Warrants	—	1,158.13
Total	$1,910.00	$1,589.49
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$637.23	$90.75
First Lien/Last-Out Unitranche	23.32	—
Total	$660.55	$90.75
Net increase in portfolio	$1,249.45	$1,498.74
Number of new portfolio companies with new investment commitments	10	12
Total new investment commitment amount in new portfolio companies	$1,456.57	$1,486.84
Average new investment commitment amount in new portfolio companies	$145.66	$123.90
Number of existing portfolio companies with new investment commitments	14	4
Total new investment commitment amount in existing portfolio companies	$453.43	$102.65
Weighted average remaining term for new investment commitments (in years)(2)	9.0	6.6
Percentage of new debt investment commitments at floating interest rates	88.2%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	11.8%	—%
Weighted average yield on new debt and income producing investment commitments(4)	8.6%	9.5%
Weighted average yield on new investment commitments(5)	8.6%	9.5%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.2%	8.5%
Weighted average yield on investments sold or repaid(7)	8.2%	8.5%

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

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the three months ended March 31, 2026 and for the three months ended March 31, 2025 was $(181.48) million and $173.27 million. As of March 31, 2026 and March 31, 2025, the fair value of Liquid Investments (excluding investments in money market funds, if any) was $2,331.18 million, or 14.1% and $1,704.85 million, or 20.8% of our portfolio.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Total investment income	$363.93	$191.52
Net expenses	(143.32)	(50.12)
Net investment income	$220.61	$141.40
Net realized gain (loss) on investments	(10.93)	(3.67)
Net unrealized appreciation (depreciation) on investments	(139.56)	(22.29)
Net realized and unrealized gain (losses) on translations and transactions	(2.77)	(6.90)
Net realized and unrealized gains (losses)	$(153.26)	$(32.86)
Net increase in net assets from operations	$67.35	$108.54

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Interest income	$348.14	182.74
Dividend income	2.81	4.32
Other income	12.98	4.46
Total investment income	$363.93	$191.52
•
Interest income increased from $182.74 million for the three months ended March 31, 2025 to $348.14 million for the three months ended March 31, 2026. The increase was primarily driven by our deployment of capital into income producing investments.
•
Other income increased from $4.46 million for the three months ended March 31, 2025 to $12.98 million for the three months ended March 31, 2026. The increase was primarily driven by Goldman Sachs, GSAM or their affiliates sharing a portion of fees for transaction services with us. For further details, see Note 2 “Significant Accounting Policies — Revenue Recognition” in our consolidated financial statements included in this report.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2026		March 31, 2025
	($ in millions)
Interest and other debt expenses	$106.84		$38.60
Management fees	29.20		18.20
Incentive fees based on income	27.76		16.46
Stockholder servicing and/or distribution fees	—	(1)	—
Professional fees	1.01		0.63
Offering costs	0.34		0.27
Directors’ fees	0.12		0.17
Other general and administrative expenses	5.27		2.57
Total expenses	$170.54		$76.90
Fee waivers	(17.47)		(22.60)
Expense support	(9.75)		(4.18)
Net Expenses	$143.32		$50.12
(1)
Amount rounds to less than $0.01

In the table above:

•
Interest and other debt expenses increased from $38.60 million for the three months ended March 31, 2025 to $106.84 million for the three months ended March 31, 2026. The increase was primarily driven by an increase in the weighted average aggregate borrowings outstanding from $2,262.87 million for the three months ended March 31, 2025 to $7,195.75 million for the three months ended March 31, 2026.
•
Management Fees increased from $18.20 million for the three months ended March 31, 2025 to $29.20 million for the three months ended March 31, 2026. The increase was primarily driven by an increase in net assets. The Investment Adviser waived $10.60 million for the three months ended March 31, 2025 and $9.87 million for the three months ended March 31, 2026.
•
Incentive Fees based on income increased from $16.46 million for the three months ended March 31, 2025 to $27.76 million for the three months ended March 31, 2026. The increase was primarily driven by an increase in net investment income. The Investment Adviser waived $12.00 million for the three months ended March 31, 2025 and $7.60 million for the three months ended March 31, 2026.
•
The Investment Adviser elected to pay $9.75 million of certain of our expenses on our behalf for the three months ended March 31, 2026. For the three months ended March 31, 2025, the Investment Adviser elected to pay $4.18 million. For further details, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements included in this report.
•
Other general and administrative expenses increased from $2.57 million for the three months ended March 31, 2025 to $5.27 million for the three months ended March 31, 2026. The increase was primarily driven by an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Kaseya Inc.	$(0.67)	—
Pre-Paid Legal Services, Inc.	(0.70)	—
Quartz Acquireco LLC	(0.95)	—
iSolved Inc	(1.19)	—
Cotiviti, Inc.	(1.27)	—
Project Alpha Intermediate Holding, Inc.	(1.71)	—
Other, net	(4.44)	(0.51)
LSF12 Crown US Commericial Bidco LLC	—	(0.21)
Ardonagh Midco 3 PLC	—	(2.95)
Net realized gain (loss)	$(10.93)	$(3.67)

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Unrealized appreciation	$17.70	$15.62
Unrealized depreciation	(157.26)	(37.91)
Net change in unrealized appreciation (depreciation) on investments	$(139.56)	$(22.29)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
March 31, 2026
($ in millions)
Portfolio Company:
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	$6.04
Pacific Group Bidco Pty Ltd (dba Magentus)	2.84
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	2.06
Prestige Bidco Pty Ltd (dba Pickles Auctions)	1.61
INEOS Quattro Holdings UK Ltd	0.64
North Star Acquisitionco, LLC (dba Everway)	(3.50)
Franklin Square Holdings, L.P.	(3.83)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	(4.90)
Dayforce Bidco, LLC (dba Dayforce)	(9.29)
Renaissance Holding Corp.	(16.18)
Other, net(1)	(115.05)
Total	$(139.56)
(1)
For the three months ended March 31, 2026, Other, net includes gross unrealized appreciation of $4.51 million and gross unrealized depreciation of $(119.56) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2026 was primarily driven by market volatility during the period. The unrealized depreciation was further impacted by the financial underperformance of certain portfolio companies, most notably Renaissance Holding Corp. These declines were partially offset by unrealized appreciation on certain portfolio companies.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 220% and 222%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

The following table summarizes the securities issued and proceeds related to such issuances for the periods shown below:

	Class I		Class S		Class D
Share Issue Date	Shares Issued	Proceeds Received ($ in millions)	Shares Issued	Proceeds Received ($ in millions)	Shares Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2026
January 1, 2026	12,358,659	$308.84	—	$—	—	$—
February 1, 2026	22,794,095	568.26	4,011	0.10	—	—
March 1, 2026	6,553,873	161.98	80,881	2.00	12,138	0.30
Total	41,706,627	1,039.08	84,892	2.10	12,138	0.30
For the Three Months Ended March 31, 2025
January 1, 2025	23,191,555	$584.89	—	$—	—	$—
February 1, 2025	15,021,187	378.83	—	—	—	—
March 1, 2025	12,743,027	320.49	—	—	—	—
Total	50,955,769	1,284.21	—	—	—	—

Share Repurchase Program

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase in each quarter up to 5% of our Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The following table summarizes the share repurchases:

				Class I		Class S		Class D
Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount (3) ($ in millions)	Number of Shares	Amount (3) ($ in millions)	Number of Shares	Amount (3) ($ in millions)	Number of Shares
For the Three Months Ended March 31, 2026
March 2, 2026	March 27, 2026	5.0%	$24.62	$425.20	17,281,858	$—	—	$—	—
Total				$425.20	17,281,858	$—	—	$—	—

For the Three Months Ended March 31, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462	$—	—	$—	—
Total				$66.95	2,667,462	$—	—	$—	—

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

Contractual Obligations

We have entered into the Investment Management Agreement with Goldman Sachs Asset Management (in its capacity as the Investment Adviser) to provide us with investment advisory services and the Administration Agreement with State Street Bank and Trust Company (in its capacity as the administrator, the “Administrator”) to provide us with administrative services. Payments for investment advisory services under the Investment Management Agreement are described in “Item 1. Business—Investment Management Agreement” in our annual report on Form 10-K for the year ended December 31, 2025.

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

The following table shows our contractual obligations as of March 31, 2026:

	Payments Due by Period ($ in millions)

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$1,600.75	$—	$—	$1,600.75	$—
BNPP Revolving Credit Facility(2)	$1,100.00	$—	$1,100.00	$—	$—
MS Revolving Credit Facility(3)	$1,698.91	$—	$—	$1,698.91
5.050% February 2028 Notes	$700.00	$—	$700.00	$—	$—
5.875% May 2028 Notes	$400.00	$—	$400.00	$—	$—
5.375% January 2029 Notes	$660.00	$—	$660.00	$—	$—
6.250% May 2030 Notes	$600.00	$—	$—	$600.00	$—
5.875% January 2031 Notes	$900.00	$—	$—	$900.00	$—

(1)
We may borrow amounts in U.S. Dollars (“USD”) or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2026, the Company had outstanding borrowings denominated in USD of $619.00 million, in Euros (“EUR”) of EUR 398.35 million, in Canadian Dollars (“CAD”) of CAD 191.43 million, in Great British Pounds (“GBP”) of GBP 79.55 million, and in Australian Dollars (“AUD”) of AUD 348.75 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2026, the Company had outstanding borrowings denominated in USD of $1,100.00 million.
(3)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2026, the Company had outstanding borrowings denominated in USD of $1,489.90 million.

Truist Revolving Credit Facility

On April 6, 2023, we entered into a revolving credit facility (as amended, the “Truist Revolving Credit Facility”) with Truist Bank, as administrative agent, and the lenders and issuing banks party thereto. The total loans and commitments under the Truist Revolving Credit Facility are $3,275.00 million, of which $2,545.00 million is under a multicurrency sub-facility, $580.00 million is under a USD sub-facility and $150.00 million is under a term loan tranche. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total loans and commitments under the Truist Revolving Credit Facility up to $3,555.00 million. We have amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023 and December 17, 2025. See “Recent Developments.”

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

BNPP Revolving Credit Facility

On September 28, 2023, GS Private Credit SPV Public I LLC (“SPV Public I”), a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “BNPP Revolving Credit Facility”) with BNP Paribas (“BNPP”), as administrative agent, State Street Bank and Trust Company, as collateral agent, us, as equityholder and investment advisor, and the lenders party thereto. We amended the BNPP Revolving Credit Facility on numerous occasions between May 30, 2024 and January 31, 2025. See “Recent Developments.”

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

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street SPV LLC, a wholly-owned subsidiary of the Company (“GSCR Mott Street”), entered into a revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. (“MS”), as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as transferor and servicer, and the lenders party thereto, in an initial principal amount of $1,000.00 million (the “Tranche A Advances”). We amended the MS Revolving Credit Facility on October 24, 2024 (the “MS Facility First Amendment”), June 12, 2025 (the “MS Facility Second Amendment”), July 16, 2025 (the “MS Facility Third Amendment”), October 24, 2025 (the “MS Facility Fourth Amendment”), and January 29, 2026 (the "MS Facility Fifth Amendment").

The MS Facility First Amendment, among other things, created a second tranche of commitments in the amount of $1,000.00 million (the “Tranche B Advances”). The MS Facility Second Amendment, among other things, provided for a one year extension of the revolving period from August 8, 2027 to August 8, 2028, a one year extension of the stated maturity date from August 9, 2029 to August 9, 2030, an amended minimum utilization schedule, revisions to certain eligibility criteria and concentration limitations with respect to PIK assets, and the addition of CHF and Norwegian Krone as eligible currencies. The MS Facility Third Amendment provided for an amendment to the calculation of the Yield Rate, such that from and after May 9, 2025, solely with respect to minimum utilization, Yield is calculated based off of only the Applicable Margin (rather than the applicable benchmark plus the Applicable Margin) (each capitalized term, as defined in the MS Revolving Credit Facility). The MS Facility Fourth Amendment (i) combined the two tranches of commitments and reduced the applicable margin of each respective tranche to a single applicable margin equal to (x) on and after the Fourth Amendment Date (as defined in the MS Facility Fourth Amendment) and during the revolving period, 1.80% per annum and (y) during the amortization period, 2.30% per annum and (ii) extended the period during which GSCR Mott Street may not terminate or permanently reduce the MS Revolving Credit Facility from August 9, 2025 to October 24, 2026. The MS Facility Fifth Amendment, among other things, increased the total commitments under the MS Revolving Credit Facility to $2,400.00 million.

The total commitments under the MS Revolving Credit Facility are $2,400.00 million. Proceeds from borrowings under the MS Revolving Credit Facility may be used to, among other things, fund portfolio investments by GSCR Mott Street and to make advances under delayed drawdown collateral assets where GSCR Mott Street is a lender. Any amounts outstanding under the MS Revolving Credit Facility must be repaid by August 9, 2030.

For further details, see Note 6 “Debt–MS Revolving Credit Facility” in our consolidated financial statements included in this report.

5.050% February 2028 Notes

On February 23, 2026, we closed an offering of $700.00 million aggregate principal amount of 5.050% unsecured notes due 2028 (the “5.050% February 2028 Notes”). The 5.050% February 2028 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as trustee. The 5.050% February 2028 Notes bear interest at a rate of 5.050% per year, payable semi-annually in arrears on February 23 and August 23 of each year. The 5.050% February 2028 Notes will mature on February 23, 2028 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the 5.050% February 2028 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the 5.050% February 2028 Notes in a qualifying fair value hedging relationship.

For further details, see Note 2 "Significant Accounting Policies—Derivatives," Note 6 “Debt—5.050% February 2028 Notes” and Note 7 “Derivatives” to our consolidated financial statements included in this report.

5.875% May 2028 Notes

On May 6, 2025, we closed an offering of $400.00 million aggregate principal amount of 5.875% unsecured notes due 2028 (the “5.875% May 2028 Notes”). The 5.875% May 2028 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as trustee. The 5.875% May 2028 Notes bear interest at a rate of 5.875% per year, payable semi-annually in arrears on May 6 and November 6 of each year. The 5.875% May 2028 Notes will mature on May 6, 2028 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the 5.875% May 2028 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the 5.875% May 2028 Notes in a qualifying fair value hedging relationship.

For further details, see Note 2 "Significant Accounting Policies—Derivatives," Note 6 “Debt—5.875% May 2028 Notes” and Note 7 “Derivatives” to our consolidated financial statements included in this report.

5.375% January 2029 Notes

On October 17, 2025, we closed an offering of $400.00 million aggregate principal amount of 5.375% unsecured notes due 2029 (the "Initial 5.375% January 2029 Notes"). The Initial 5.375% January 2029 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as trustee. The Initial 5.375% January 2029 Notes bear interest at a rate of 5.375% per year, payable semi-annually in arrears on January 31 and July 31 of each year. The Initial 5.375% January 2029 Notes will mature on January 31, 2029 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the Initial 5.375% January 2029 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the Initial 5.375% January 2029 Notes in a qualifying fair value hedging relationship for which it applies hedge accounting.

On December 16, 2025, we closed an additional offering of $260.00 million aggregate principal amount of 5.375% unsecured notes due 2029 (the "New 5.375% January 2029 Notes," together with the Initial 5.375% January 2029 Notes, the "5.375% January 2029 Notes"). The New 5.375% January 2029 Notes were issued as “additional notes” and have identical terms to the Initial 5.375% January 2029 Notes as mentioned above. The New 5.375% January 2029 Notes will be treated as a single class of notes with the Initial 5.375% January 2029 Notes for all purposes under the indenture.

For further details, see Note 2 "Significant Accounting Policies—Derivatives," Note 6 “Debt—5.375% January 2029 Notes” and Note 7 “Derivatives” to our consolidated financial statements included in this report.

6.250% May 2030 Notes

On May 6, 2025, we closed an offering of $600.00 million aggregate principal amount of 6.250% unsecured notes due 2030 (the “6.250% May 2030 Notes”). The 6.250% May 2030 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as trustee. The 6.250% May 2030 Notes bear interest at a rate of 6.250% per year, payable semi-annually in arrears on May 6 and November 6 of each year. The 6.250% May 2030 Notes will mature on May 6, 2030 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the 6.250% May 2030 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the 6.250% May 2030 Notes in a qualifying fair value hedging relationship.

For further details, see Note 2 "Significant Accounting Policies - Derivatives," Note 6 “Debt—6.250% May 2030 Notes” and Note 7 “Derivatives” to our consolidated financial statements included in this report.

5.875% January 2031 Notes

On November 24, 2025, we closed an offering of $500.00 million aggregate principal amount of its 5.875% unsecured notes due 2031 (the "Initial 5.875% January 2031 Notes"). The Initial 5.875% January 2031 Notes were issued pursuant to an indenture between us Company and Computershare Trust Company, National Association, as trustee. The Initial 5.875% January 2031 Notes bear interest at a rate of 5.875% per year, payable semi-annually in arrears on January 31 and July 31 of each year. The Initial 5.875% January 2031 Notes will mature on January 31, 2031 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the issuance of the 5.875% January 2031 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the 5.875% January 2031 Notes in a qualifying fair value hedging relationship.

On February 23, 2026, we closed an additional offering of $400.00 million aggregate principal amount of 5.875% unsecured notes due 2031 (the "New 5.875% January 2031 Notes," together with the Initial 5.875% January 2031 Notes, the "5.875% January 2031 Notes"). The New 5.875% January 2031 Notes were issued as “additional notes” and have identical terms to the Initial 5.875% January 2031 Notes as mentioned above. The New 5.875% January 2031 Notes will be treated as a single class of notes with the Initial 5.875% January 2031 Notes for all purposes under the indenture.

In connection with the issuance of the New 5.875% January 2031 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the 5.875% January 2031 Notes in a qualifying fair value hedging relationship.

For further details, see Note 2 "Significant Accounting Policies—Derivatives," Note 6 “Debt—5.875% January 2031 Notes” and Note 7 “Derivatives” to our consolidated financial statements included in this report.

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

For further details, see Note 6 “Debt—Short-Term Borrowings” in our consolidated financial statements included in this report.

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

We may ourselves commit, or commit alongside one or more other Accounts, to issue standby letter of credit in connection with an investment or we may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of us or such Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer or its designee as defined in the relevant credit agreement. As of March 31, 2026, we have committed to fund letters of credit of $23.37 million on behalf of the Accounts. As of March 31, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	March 31, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$4,823.65	$5,222.75
First Lien/Last-Out Unitranche	36.44	43.49
Second Lien/Senior Secured Debt	161.43	35.46
Membership Interest	37.02	37.02
Total	$5,058.54	$5,338.72

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” in our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

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

RECENT DEVELOPMENTS

Resignation of Director

Effective as of the close of business on March 31, 2026, Susan B. McGee resigned from the Board and all committees thereof

Fourth Amendment to BNPP Revolving Credit Facility

On April 17, 2026, SPV Public I entered into the fourth amendment (the "Fourth Amendment") to the BNPP Revolving Credit Facility. The Fourth Amendment, among other things, (i) increased the aggregate maximum facility amount from $1,100,000 billion to $1,500,000 billion, (ii) extended the end of the period in which we may make borrowings under the facility from January 31, 2027 to April 17, 2028, (iii) extended the final maturity date of the facility from February 1, 2028 to April 17, 2029, and (iv) as of the first interest period following the Fourth Amendment Effective Date, reduced the margin applicable to advances from 1.615% per annum to 1.462% per annum, which applicable margin shall increase to 2.462% per annum after the expiration of the reinvestment period.

Issuance of 6.150% June 2031 Notes

On April 21, 2026, we issued $750.00 million aggregate principal amount of 6.150% Notes due 2031 (the “6.150% June 2031 Notes”). The 6.150% June 2031 Notes bear interest at the rate of 6.150% per annum, payable semi-annually in arrears on June 16 and December 16 of each year, commencing on December 16, 2026, and will mature on June 16, 2031. At our option, the 6.150% June 2031 Notes may be redeemed in whole or in part, at any time or from time to time, prior to their maturity at the applicable redemption price, plus any accrued and unpaid interest thereon to, but excluding, the redemption date.

In connection with the 6.150% June 2031 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the 6.150% June 2031 Notes in a qualifying fair value hedging relationship.

April and May Subscriptions

On April 1, 2026, we received $105.38 million of proceeds relating to the issuance of 4,280,186 Class I shares and $1.46 million of proceeds relating to the issuance of 59,118 Class S shares.

On May 1, 2026, we received $83.19 million and $1.00 million of proceeds relating to the issuance of Class I shares and Class S shares.

Distributions

On May 6, 2026, our Board of Directors declared monthly distributions from our taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
May 29, 2026	July 6, 2026
June 30, 2026	July 30, 2026
July 31, 2026	August 28, 2026

Seventh Amendment to Truist Revolving Credit Facility

On May 7, 2026, we entered into the Seventh Amendment to Senior Secured Revolving Credit Agreement, by and among us, as Borrower, the lenders and issuing banks party thereto and Truist Bank, as Administrative Agent (the “Seventh Amendment”). The Seventh Amendment, among other things, (i) increases the accordion feature from up to $3,555.00 million in aggregate commitments to up to $4,500.00 million in aggregate commitments, (ii) extends the commitment termination date from June 15, 2029 to May 7, 2030, (iii) extends the maturity date from

June 14, 2030 to May 7, 2031, (iv) reduces the applicable margin to (a) with respect to any ABR Loan, 0.775% per annum; (b) with respect to any Index Rate Loan or Term Benchmark Loan, 1.775% per annum; and (c) with respect to any RFR Loan, 1.775% per annum, in each case, subject to an additional step-down in applicable margin if the Gross Borrowing Base is greater than or equal to the product of 1.60 and the Combined Debt Amount, (v) removes all credit adjustment spreads, (vi) reduces the commitment fee from 0.375% to 0.325%, and (vii) resets the minimum shareholders’ equity test. Capitalized terms used but not otherwise defined herein have the meanings ascribed to them in the Seventh Amendment.

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

As of March 31, 2026 and December 31, 2025 on a fair value basis, 97.4% and 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility, the BNPP Revolving Credit Facility, the MS Revolving Credit Facility and Short-Term Borrowings each bear interest at a floating rate and our 5.050% February 2028 Notes, 5.875% May 2028 Notes, 5.375% January 2029 Notes, 6.250% May 2030 Notes and 5.875% January 2031 Notes bear interest at a fixed rate. In certain cases, we have entered into interest rate swaps in an effort to help mitigate the impact of changes in market interest rates on our net asset value.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2026 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2026 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$403.08	$(175.07)	$228.01
Up 200 basis points	268.72	(116.71)	152.01
Up 100 basis points	134.35	(58.36)	75.99
Up 75 basis points	100.76	(43.77)	56.99
Up 50 basis points	67.18	(29.18)	38.00
Up 25 basis points	33.58	(14.59)	18.99
Down 25 basis points	(33.52)	14.59	(18.93)
Down 50 basis points	(66.99)	29.18	(37.81)
Down 75 basis points	(100.26)	43.77	(56.49)
Down 100 basis points	(133.50)	58.36	(75.14)
Down 200 basis points	(265.96)	116.71	(149.25)
Down 300 basis points	(375.79)	175.07	(200.72)

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

Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 3, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total securities issued and proceeds:

	Class I		Class S		Class D
Share Issue Date	Shares Issued	Proceeds Received ($ in millions)	Shares Issued	Proceeds Received ($ in millions)	Shares Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2026
January 1, 2026	12,358,659	$308.84	—	$—	—	$—
February 1, 2026	22,794,095	568.26	4,011	0.10	—	—
March 1, 2026	6,553,873	161.98	80,881	2.00	12,138	0.30
Total	41,706,627	1,039.08	84,892	2.10	12,138	0.30
For the Three Months Ended March 31, 2025
January 1, 2025	23,191,555	$584.89	—	$—	—	$—
February 1, 2025	15,021,187	378.83	—	—	—	—
March 1, 2025	12,743,027	320.49	—	—	—	—
Total	50,955,769	1,284.21	—	—	—	—

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

The following table sets forth information regarding repurchases of Shares under our share repurchase program during the three months ended March 31, 2026:

				Class I		Class S		Class D
Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount (3) ($ in millions)	Number of Shares	Amount (3) ($ in millions)	Number of Shares	Amount (3) ($ in millions)	Number of Shares
For the Three Months Ended March 31, 2026
March 2, 2026	March 27, 2026	5.0%	$24.62	$425.20	17,281,858	$—	—	$—	—
Total				$425.20	17,281,858	$—	—	$—	—

For the Three Months Ended March 31, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462	$—	—	$—	—
Total				$66.95	2,667,462	$—	—	$—	—

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 7, 2026, we entered into the Seventh Amendment to Senior Secured Revolving Credit Agreement, by and among us, as Borrower, the lenders and issuing banks party thereto and Truist Bank, as Administrative Agent (the “Seventh Amendment”). The Seventh Amendment, among other things, (i) increases the accordion feature from up to $3,555.00 million in aggregate commitments to up to $4,500.00 million in aggregate commitments, (ii) extends the commitment termination date from June 15, 2029 to May 7, 2030, (iii) extends the maturity date from June 14, 2030 to May 7, 2031, (iv) reduces the applicable margin to (a) with respect to any ABR Loan, 0.775% per annum; (b) with respect to any Index Rate Loan or Term Benchmark Loan, 1.775% per annum; and (c) with respect to any RFR Loan, 1.775% per annum, in each case, subject to an additional step-down in applicable margin if the Gross Borrowing Base is greater than or equal to the product of 1.60 and the Combined Debt Amount, (v) removes all credit adjustment spreads, (vi) reduces the commitment fee from 0.375% to 0.325%, and (vii) resets the minimum shareholders’ equity test. Capitalized terms used but not otherwise defined herein have the meanings ascribed to them in the Seventh Amendment.

The foregoing description is only a summary of the material provisions of the Seventh Amendment and is qualified in its entirety by reference to the full text of the Seventh Amendment filed as Exhibit 10.2 hereto and incorporated herein by reference.

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

4.1

Fifth Supplemental Indenture, dated as of February 23, 2026, relating to the 5.050% Notes due 2028, by and between the Company and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on February 23, 2026).

4.2	Form of 5.050% Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on February 23, 2026).

4.3

Registration Rights Agreement, dated as of February 23, 2026, relating to the 5.875% Notes due 2031, by and between the Company and BofA Securities, Inc., as the representative of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on February 23, 2026).

4.4

Registration Rights Agreement, dated as of February 23, 2026, relating to the 5.050% Notes due 2028, by and between the Company and BofA Securities, Inc., as the representative of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on February 23, 2026).

10.1

Fifth Amendment to Loan and Servicing Agreement, dated as of January 29, 2026, by and among GSCR Mott Street, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian, the Company, as servicer and as transferor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on February 3, 2026).

10.2*

Seventh Amendment to Senior Secured Revolving Credit Agreement, dated as of May 7, 2026, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Trust Bank, as Administrative Agent.

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

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: May 12, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 12, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)