Form 10-Q
period 2026-06-30
Goldman Sachs Private Credit Corp.
filed 2026-08-10
CIK 1920145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 7, 2026, was 380,809,386 Class I Shares, 226,856 Class S Shares and 16,427 Class D Shares, respectively. Common shares of common stock outstanding exclude August 3, 2026 subscriptions since the issuance price for such shares has not been finalized at this time.

GOLDMAN SACHS PRIVATE CREDIT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026 (Unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $18,345,045 and $15,623,069)	$18,161,620	$15,607,836
Non-controlled affiliated investments (cost of $44,145 and $81,054)	25,955	66,674
Total investments, at fair value (cost of $18,389,190 and $15,704,123)	$18,187,575	$15,674,510
Investments in affiliated money market fund (cost of $156,592 and $273,743)	156,592	273,743
Cash	142,556	197,449
Interest and dividends receivable	121,886	86,798
Deferred financing costs	45,762	36,924
Receivable for investments sold	9,285	37,844
Receivable from investment adviser	7,000	4,459
Deferred offering costs	275	715
Unrealized appreciation on derivatives	—	343
Other assets	963	2,072
Total assets	$18,671,894	$16,314,857
Liabilities
Debt (net of debt issuance costs of $66,144 and $34,274)	$8,859,977	$7,061,721
Payable for investments purchased	39,415	135,487
Distribution payable	123,179	108,900
Payable for share repurchases	296,761	281,339
Interest and other debt expenses payable	108,458	51,453
Management fees payable	19,712	10,416
Incentive fees based on income payable	19,275	15,794
Unrealized depreciation on derivatives	1,202	—
Stockholder servicing and/or distribution fees payable	7	—
Accrued expenses and other liabilities	9,860	9,241
Total liabilities	$9,477,846	$7,674,351
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (374,154,077 and 345,702,942 shares issued and outstanding as of June 30, 2026 and December 31, 2025)	374	346
Paid-in capital in excess of par	9,419,889	8,705,055
Distributable earnings (loss)	(226,215)	(64,895)
Total net assets	$9,194,048	$8,640,506
Total liabilities and net assets	$18,671,894	$16,314,857
Net asset value per share
Class I Shares:
Net Assets	$9,188,531	$8,640,506
Common stock outstanding ($0.001 par value, 1,000,000,000 shares authorized)	373,929,551	345,702,942
Net asset value per share	$24.57	$24.99
Class S Shares:
Net Assets	$5,115	$—
Common stock outstanding ($0.001 par value, 1,000,000,000 shares authorized)	208,159	—
Net asset value per share	$24.57	$—
Class D Shares:
Net Assets	$402	$—
Common stock outstanding ($0.001 par value, 1,000,000,000 shares authorized)	16,367	—
Net asset value per share	$24.57	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$368,852	$212,494	$716,666	$393,896
Other income	13,435	4,252	26,393	8,678
From non-controlled affiliated investments:
Dividend income	1,333	4,427	4,139	8,742
Interest income	350	1,336	678	2,679
Other income	24	62	48	100
Total investment income	$383,994	$222,571	$747,924	$414,095
Expenses:
Interest and other debt expenses	$120,652	$45,530	$227,491	$84,132
Management fees	29,379	21,356	58,576	39,558
Incentive fees based on income	28,575	18,978	56,337	35,437
Stockholder servicing and/or distribution fees	9	—	11	—
Professional fees	1,026	675	2,038	1,304
Offering costs	178	324	515	593
Directors’ fees	129	170	252	339
Other general and administrative expenses	4,970	3,383	10,239	5,952
Total expenses	$184,918	$90,416	$355,459	$167,315
Fee waivers	(9,300)	(12,000)	(26,770)	(34,595)
Expense support	(10,500)	(6,069)	(20,250)	(10,246)
Net expenses	$165,118	$72,347	$308,439	$122,474
Net investment income	$218,876	$150,224	$439,485	$291,621
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(2,894)	$(3,817)	$(13,820)	$(7,490)
Foreign currency transactions	103	440	(1,302)	3,706
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(31,033)	23,413	(168,192)	3,829
Non-controlled affiliated investments	(1,412)	(2,633)	(3,810)	(5,339)
Foreign currency translations	9,057	(20,535)	7,685	(30,700)
Net realized and unrealized gains (losses)	$(26,179)	$(3,132)	$(179,439)	$(35,994)
Net increase in net assets from operations	$192,697	$147,092	$260,046	$255,627

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net assets at beginning of period	$9,177,061	$6,145,034	$8,640,506	$4,905,704
Increase (decrease) in net assets from operations:
Net investment income	$218,876	$150,224	$439,485	$291,621
Net realized gain (loss)	(2,791)	(3,377)	(15,122)	(3,784)
Net change in unrealized appreciation (depreciation)	(23,388)	245	(164,317)	(32,210)
Net increase in net assets from operations	$192,697	$147,092	$260,046	$255,627
Distributions to stockholders from:
Class I
Distributable earnings to common stockholders	$(211,926)	$(156,621)	$(421,251)	$(291,739)
Class S
Distributable earnings to common stockholders	$(90)	$—	$(105)	$—
Class D
Distributable earnings to common stockholders	$(8)	$—	$(10)	$—
Total distributions to stockholders	$(212,024)	$(156,621)	$(421,366)	$(291,739)
Capital transactions:
Class I
Issuance of common shares	$272,292	$953,692	$1,311,374	$2,237,904
Repurchased shares, net of early repurchase deduction	(296,467)	(140,227)	(721,827)	(207,198)
Reinvestment of common stockholder distributions	57,347	53,737	119,774	102,409
Net increase in net assets from capital transactions	$33,172	$867,202	$709,321	$2,133,115
Class S
Issuance of common shares	$3,013	$—	$5,112	$—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Reinvestment of common stockholder distributions	25	—	25	—
Net increase in net assets from capital transactions	$3,038	$—	$5,137	$—
Class D
Issuance of common shares	$100	$—	$400	$—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Reinvestment of common stockholder distributions	4	—	4	—
Net increase in net assets from capital transactions	$104	$—	$404	$—
Total increase in net assets	$16,987	$857,673	$553,542	$2,097,003
Net assets at end of period	$9,194,048	$7,002,707	$9,194,048	$7,002,707
Class I distributions per share	$0.56	$0.57	$1.11	$1.15
Class S distributions per share	$0.50	$—	$0.84	$—
Class D distributions per share	$0.54	$—	$0.72	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025

Cash flows from operating activities:
Net increase in net assets from operations:	$260,046	$255,627
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(4,350,730)	(2,894,373)
Payment-in-kind interest capitalized	(24,438)	(14,172)
Investments in affiliated money market fund, net	117,151	211,457
Proceeds from sales of investments and principal repayments	1,693,276	552,434
Net realized (gain) loss on investments	13,820	7,490
Net change in unrealized (appreciation) depreciation on investments	172,002	1,510
Net change in unrealized (appreciation) depreciation on foreign currency translation	342	(697)
Net change in unrealized (appreciation) depreciation on interest rate swaps accounted for as hedge instruments and the related hedged items	(485)	—
Amortization of premium and accretion of discount, net	(16,994)	(10,018)
Amortization of deferred financing and debt issuance costs	13,156	4,458
Amortization of deferred offering costs	515	593
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	28,559	32,909
(Increase) decrease in interest and dividends receivable	(35,088)	(8,364)
(Increase) decrease in receivable from investment adviser	(2,541)	(1,348)
(Increase) decrease in other assets	(56,788)	(5,443)
Increase (decrease) in interest and other debt expenses payable	57,770	10,457
Increase (decrease) in management fees payable	9,296	9,431
Increase (decrease) in incentive fees based on income payable	3,481	2,939
Increase (decrease) in stockholder servicing and/or distribution fees payable	7	—
Increase (decrease) in payable for investments purchased	(96,072)	(200,563)
Increase (decrease) in accrued expenses and other liabilities	938	(163)
Net cash provided by (used for) operating activities	$(2,212,777)	$(2,045,836)
Cash flows from financing activities:
Proceeds from issuance of common shares	$1,316,886	$2,237,904
Repurchased shares, net of early repurchase deduction	(706,405)	(92,520)
Offering costs paid	(394)	(668)
Common stock distributions paid	(287,284)	(166,094)
Financing costs and debt issuance costs paid	(54,628)	(25,979)
Borrowings on debt	5,837,085	2,699,080
Repayments of debt	(3,947,034)	(2,540,569)
Net cash provided by (used for) financing activities	$2,158,226	$2,111,154
Net increase (decrease) in cash	$(54,551)	$65,318
Effect of foreign exchange rate changes on cash	(342)	697
Cash, beginning of period	197,449	120,377
Cash, end of period	$142,556	$186,392
Supplemental and non-cash activities
Interest expense paid	$150,382	$65,347
Accrued but unpaid distributions	$123,179	$87,683
Reinvestment of common stockholder distributions	$119,803	$102,409
Accrued but unpaid share repurchases	$296,761	$140,260
Exchange of investments	$55,370	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (5)	Cost	Fair Value	Footnotes
Debt Investments-197.2%
Australia-5.0%
1st Lien/Senior Secured Debt-5.0%
Prestige Bidco Pty Ltd (dba Pickles Auctions)	Distributors	8.99%	B + 4.50%		08/25/31	AUD	72,042	$46,374	$49,629	(6) (7) (8)
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals	9.24%	B + 4.75%		05/27/33	AUD	124,698	88,431	85,472	(6) (8)
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		05/27/33	AUD	13,338	(47)	(46)	(6) (8) (9)
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals	9.24%	B + 4.75%		05/27/33	AUD	1,239	879	850	(6) (8)
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		05/27/33	AUD	155	(1)	(1)	(6) (8) (9)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals	9.62%	B + 5.25%		10/29/32	AUD	240,767	157,092	165,028	(6) (7) (8)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals		B + 5.25%		10/29/32	AUD	42,717	(17)	(296)	(6) (7) (8) (9)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals	9.68%	B + 5.25%		10/29/32	AUD	34,950	20,268	21,267	(6) (7) (8) (9)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	9.42%	B + 5.00%		07/30/31	AUD	171,644	108,486	115,273	(6) (7) (8)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	9.51%	B + 5.00%		07/30/31	AUD	42,983	7,049	6,273	(6) (7) (8) (9)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	8.87%	SN + 5.00%		07/30/31	GBP	16,374	21,307	21,068	(6) (7) (8)
Total 1st Lien/Senior Secured Debt								449,821	464,517
Total Australia								$449,821	$464,517
Belgium-0.3%
1st Lien/Senior Secured Debt-0.3%
Ranch Bidco B.V. (dba Innovad)	Biotechnology	6.91%	E + 4.75%		01/28/33	EUR	25,622	$29,890	$28,982	(6) (7) (8)
Ranch Bidco B.V. (dba Innovad)	Biotechnology		E + 4.75%		01/28/33	EUR	6,837	(152)	(78)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt								29,738	28,904
Total Belgium								$29,738	$28,904
Canada-3.4%
1st Lien/Senior Secured Debt-3.4%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.39%	C + 4.75%		11/01/30	CAD	64,667	$46,035	$45,140	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.41%	S + 4.75%		11/01/30		36,426	36,066	36,062	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.37%	C + 4.75%		11/01/30	CAD	16,081	6,546	6,303	(6) (7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.41%	S + 4.75%		11/01/30		14,294	14,122	14,151	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.35%	C + 4.75%		11/01/30	CAD	6,444	271	234	(6) (7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals		C + 4.75%		11/01/30	CAD	4,296	(55)	(30)	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	8.89%	S + 5.25%		05/01/29		90,299	89,948	89,396	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	8.91%	S + 5.25%		05/01/29		4,543	3,060	3,031	(6) (7) (8) (9)
123Dentist Inc.	Health Care Providers & Services	7.03%	C + 4.75%		08/10/29	CAD	29,940	8,975	8,578	(6) (7) (8) (9)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.29%	C + 5.00%		01/14/33	CAD	62,346	44,478	43,520	(6) (7) (8)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.29%	C + 5.00%		01/14/33	CAD	11,607	1,167	1,087	(6) (7) (8) (9)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.29%	C + 5.00%		01/14/33	CAD	8,291	666	643	(6) (7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.54%	C + 5.25%		06/30/31	CAD	52,717	38,209	36,613	(6) (7) (8)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		C + 5.25%		06/30/31	CAD	11,547	(53)	(122)	(6) (7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.93%	C + 5.25%		06/30/31	CAD	7,698	1,384	1,317	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	9.40%	S + 5.75%		11/22/28		27,523	27,251	27,111	(7) (8)
iWave Information Systems, Inc.	Software	9.40%	S + 5.75%		11/22/28		6,771	1,295	1,253	(7) (8) (9)
Total 1st Lien/Senior Secured Debt								319,365	314,287
Total Canada								$319,365	$314,287
Cayman Islands-2.7%
1st Lien/Senior Secured Debt-0.8%
Corinthia Bidco Limited (dba Walkers)	Professional Services	7.66%	S + 4.00%		06/02/33		75,000	$74,629	$74,250	(6) (7) (8)
Corinthia Bidco Limited (dba Walkers)	Professional Services		S + 4.00%		06/02/33		30,000	(74)	(300)	(6) (7) (8) (9)
Corinthia Bidco Limited (dba Walkers)	Professional Services	7.66%	S + 4.00%		06/02/33		15,000	526	450	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt								75,081	74,400
Structured Finance Obligation – Debt Instruments-1.9%
Diameter Capital CLO 11, Ltd. - Class D1	Financial Services	6.53%	S + 2.85%	07/09/25	07/20/38		30,000	30,000	29,940	(8) (10)
Diameter Capital CLO 11, Ltd. - Class D2	Financial Services	7.88%	S + 4.20%	07/09/25	07/20/38		5,000	5,000	5,001	(8) (10)
Diameter Capital CLO 11, Ltd. - Class E	Financial Services	8.73%	S + 5.05%	07/09/25	07/20/38		15,000	15,000	14,849	(8) (10)
Diameter Capital CLO 13, Ltd. - Class D1	Financial Services	6.23%	S + 2.55%	11/26/25	01/20/39		5,580	5,580	5,549	(8) (10)
Diameter Capital CLO 13, Ltd. - Class D2	Financial Services	7.33%	S + 3.65%	11/26/25	01/20/39		2,000	2,000	2,000	(8) (10)
Diameter Capital CLO 13, Ltd. - Class E	Financial Services	8.28%	S + 4.60%	11/26/25	01/20/39		13,000	13,000	12,786	(8) (10)
Madison Park Funding LXX, Ltd. - Class D	Financial Services	6.48%	S + 2.80%	08/04/25	09/04/38		30,000	30,000	29,390	(8) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (5)	Cost	Fair Value	Footnotes
Madison Park Funding LXX, Ltd. - Class E	Financial Services	8.68%	S + 5.00%	08/04/25	09/04/38		20,000	20,000	19,501	(8) (10)
Octagon 78, Ltd. - Class D	Financial Services	6.48%	S + 2.80%	07/14/25	10/20/38		31,250	31,250	31,291	(8) (10)
Octagon 78, Ltd. - Class E	Financial Services	8.68%	S + 5.00%	07/14/25	10/20/38		20,000	20,000	19,745	(8) (10)
Total Structured Finance Obligation-Debt Instruments								171,830	170,052
Total Cayman Islands								$246,911	$244,452
France-1.3%
1st Lien/Senior Secured Debt-1.2%
Financière N (dba Nemera)	Health Care Equipment & Supplies	7.04%	E + 4.75%	03/14/25	05/07/32	EUR	11,428	$12,807	$12,927	(6) (7) (8) (10)
Financière N (dba Nemera)	Health Care Equipment & Supplies	7.04%	E + 4.75%	03/14/25	05/07/32	EUR	5,357	2,587	2,530	(6) (7) (8) (9) (10)
Financière N (dba Nemera)	Health Care Equipment & Supplies	8.48%	S + 4.75%	04/11/25	05/07/32		3,171	3,144	3,140	(6) (7) (8) (10)
Algae BidCo (dba Solabia Group)	Pharmaceuticals	7.44%	E + 4.75%	05/30/25	10/29/32	EUR	11,676	13,500	13,207	(6) (7) (8) (10)
Algae BidCo (dba Solabia Group)	Pharmaceuticals	7.61%	E + 4.75%	05/30/25	10/29/32	EUR	2,848	3,201	3,221	(6) (7) (8) (10)
Seven BidCo (dba Septeo)	Software	6.60%	E + 4.40%	08/01/25	08/30/32	EUR	51,173	59,557	57,447	(6) (7) (8) (10)
Seven BidCo (dba Septeo)	Software	6.55%	E + 4.40%	11/20/25	08/30/32	EUR	18,286	21,592	20,528	(6) (7) (8) (10)
Seven BidCo (dba Septeo)	Software		E + 4.40%	08/01/25	08/30/32	EUR	8,823	(46)	(176)	(6) (7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								116,342	112,824
2nd Lien/Senior Secured Debt-0.1%
Algae PikCo (dba Solabia Group)	Pharmaceuticals	9.94%	E + 7.50% PIK	05/30/25	10/31/33	EUR	3,108	3,497	3,507	(6) (7) (8) (10)
Total 2nd Lien/Senior Secured Debt								3,497	3,507
Total France								$119,839	$116,331
India-0.1%
1st Lien/Senior Secured Debt-0.1%
AGS Health BCP LLC (dba AGS Health)	Health Care Technology	7.92%	S + 4.25%		08/02/32		12,918	$12,889	$12,821	(6) (7) (8)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.25%		08/02/32		4,583	(5)	(34)	(6) (7) (8) (9)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.25%		08/02/32		1,667	(4)	(13)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt								12,880	12,774
Total India								$12,880	$12,774
Italy-0.9%
1st Lien/Senior Secured Debt-0.9%
Optima S.p.A. (dba Casa Optima)	Consumer Staples Distribution & Retail		E + 5.50%	05/22/25	02/03/33	EUR	5,566	$(28)	$(64)	(6) (7) (8) (9) (10)
Rota Bidco S.p.A. (dba Casa Optima)	Consumer Staples Distribution & Retail	8.10%	E + 5.50%	05/22/25	02/03/33	EUR	33,350	38,871	37,725	(6) (7) (8) (10)
Rota Bidco S.p.A. (dba Casa Optima)	Consumer Staples Distribution & Retail	8.10%	E + 5.50%	05/22/25	02/03/33	EUR	12,541	14,617	14,186	(6) (7) (8) (10)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	7.14%	E + 5.00%	04/15/25	04/11/32	EUR	15,749	17,948	17,590	(6) (7) (8) (10)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	7.39%	E + 5.00%	06/25/25	06/24/32	EUR	9,224	10,494	10,302	(6) (7) (8) (10)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	7.14%	E + 5.00%	04/15/25	04/11/32	EUR	4,500	2,097	1,962	(6) (7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								83,999	81,701
2nd Lien/Senior Secured Debt-0.0%
INK (BC) FINCO S.R.L. (dba Namirial)	Software	10.39%	E + 8.25% PIK	04/15/25	04/11/33	EUR	3,555	$4,054	$3,970	(6) (7) (8) (10)
INK (BC) FINCO S.R.L. (dba Namirial)	Software	10.41%	E + 8.25% PIK	06/25/25	06/24/33	EUR	2,025	2,303	2,262	(6) (7) (8) (10)
Total 2nd Lien/Senior Secured Debt								6,357	6,232
Total Italy								$90,356	$87,933
Luxembourg-0.2%
1st Lien/Senior Secured Debt-0.2%
Netrisk Group Luxco 4 S.à r.l.	Insurance	7.04%	E + 4.75%	01/15/25	02/05/32	EUR	13,200	$13,434	$14,856	(6) (7) (8) (10)
Netrisk Group Luxco 4 S.à r.l.	Insurance		E + 4.75%	01/15/25	02/05/32	EUR	2,400	(20)	(41)	(6) (7) (8) (9) (10)
Netrisk Group Luxco 4 S.à r.l.	Insurance		E + 4.75%	01/15/25	02/05/32	EUR	1,000	141	(17)	(6) (7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								13,555	14,798
Total Luxembourg								$13,555	$14,798
Netherlands-1.0%
1st Lien/Senior Secured Debt-1.0%
Unit4 Group Holding B.V.	Software	6.80%	E + 4.50%		06/24/33	EUR	82,979	$93,329	$93,923	(6) (8)
Unit4 Group Holding B.V.	Software		E + 4.50%		06/06/33	EUR	7,779	—	—	(6) (8) (9)
Unit4 Group Holding B.V.	Software		E + 4.50%		06/06/33	EUR	7,779	—	—	(6) (8) (9)
Total 1st Lien/Senior Secured Debt								93,329	93,923
Total Netherlands								$93,329	$93,923

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (5)	Cost	Fair Value	Footnotes
Sweden-0.9%
1st Lien/Senior Secured Debt-0.9%
OMEGA II AB (dba Fortnox)	Software	6.27%	STIBOR + 4.25%		06/17/32	SEK	139,883	$14,390	$14,282	(6) (7) (8)
OMEGA II AB (dba Fortnox)	Software		STIBOR + 4.25%		06/17/32	SEK	37,895	11	(39)	(6) (7) (8) (9)
Runner Bidco AB (dba nShift)	Software	7.16%	STIBOR + 5.00%		08/21/30	SEK	302,827	31,694	30,763	(6) (7) (8)
Runner Bidco AB (dba nShift)	Software	9.36%	N + 5.00%		08/21/30	NOK	99,288	9,771	9,880	(6) (7) (8)
Runner Bidco AB (dba nShift)	Software	7.10%	E + 5.00%		08/21/30	EUR	24,822	28,784	27,936	(6) (7) (8)
Runner Bidco AB (dba nShift)	Software		E + 5.00%		08/21/30	EUR	12,411	(93)	(213)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt								84,557	82,609
Total Sweden								$84,557	$82,609
Switzerland-0.6%
1st Lien/Last-Out Unitranche-0.6%
Esperanto BidCo AG (dba BSI Software)	Software	5.35%	SARON + 5.35%		09/27/31	CHF	24,087	$29,831	$29,364	(6) (7) (8) (11)
Esperanto BidCo AG (dba BSI Software)	Software	5.35%	SARON + 5.35%		09/27/31	CHF	9,074	10,572	11,062	(6) (7) (8) (11)
Esperanto BidCo AG (dba BSI Software)	Software	7.64%	E + 5.35%		09/27/31	EUR	6,929	7,535	7,798	(6) (7) (8) (11)
Esperanto BidCo AG (dba BSI Software)	Software	5.35%	SARON + 5.35%		09/27/31	CHF	2,561	2,984	3,122	(6) (7) (8) (11)
Total 1st Lien/Last-Out Unitranche								50,922	51,346
Total Switzerland								$50,922	$51,346
United Kingdom-4.5%
1st Lien/Senior Secured Debt-4.2%
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.51%	SN + 7.78% (Incl. 0.28% PIK)		07/25/28	GBP	14,728	$19,288	$18,852	(7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.51%	SN + 7.78% (Incl. 0.28% PIK)		07/25/28	GBP	8,694	11,346	11,128	(7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.88%	BW + 5.25%	10/04/24	10/06/31	AUD	16,301	10,903	11,286	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.20%	BW + 5.25%	09/13/24	10/06/31	GBP	15,214	19,933	20,180	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	11.73%	SN + 8.00% PIK	09/13/24	10/04/32	GBP	14,962	19,395	19,449	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	7.53%	C + 5.25%	09/13/24	10/06/31	CAD	14,958	10,835	10,547	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.91%	S + 5.25%	09/13/24	10/06/31		9,635	9,479	9,635	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	11.73%	SN + 8.00% PIK	09/13/24	10/04/32	GBP	8,841	11,462	11,493	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.98%	SN + 5.25%	09/13/24	10/06/31	GBP	8,266	10,674	10,964	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.98%	SN + 5.25%	09/13/24	10/06/31	GBP	5,984	7,727	7,937	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.91%	S + 5.25%	09/13/24	10/06/31		4,665	4,590	4,666	(6) (7) (8) (10)
Consilio Midco Limited (dba Cyncly)	Software	7.04%	E + 4.75%	04/08/25	04/16/32	EUR	59,423	66,994	66,878	(6) (7) (8) (10)
Consilio Midco Limited (dba Cyncly)	Software	8.48%	S + 4.75%	04/08/25	04/16/32		56,779	56,287	55,928	(6) (7) (8) (10)
Consilio Midco Limited (dba Cyncly)	Software	8.48%	S + 4.75%	04/08/25	04/16/32		34,997	34,693	34,472	(6) (7) (8) (10)
Consilio Midco Limited (dba Cyncly)	Software	8.48%	S + 4.75%	04/08/25	04/16/32		19,808	2,464	2,344	(6) (7) (8) (9) (10)
Consilio Midco Limited (dba Cyncly)	Software		S + 4.75%	04/08/25	04/16/32		13,205	—	(198)	(6) (7) (8) (9) (10)
SI Swan UK Bidco Limited (dba Sapiens International)	Software	8.42%	S + 4.75%		12/17/32		91,320	90,894	90,635	(6) (7) (8)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%		12/17/32		15,836	(36)	(119)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt								386,928	386,077
2nd Lien/Senior Secured Debt-0.3%
Consilio IntermediateCo Limited (dba Cyncly)	Software	10.94%	S + 7.25% PIK	04/08/25	04/14/33		16,259	$16,063	$15,934	(6) (7) (8) (10)
Consilio IntermediateCo Limited (dba Cyncly)	Software	9.72%	E + 7.25% PIK	04/08/25	04/14/33	EUR	10,897	12,276	12,202	(6) (7) (8) (10)
Consilio IntermediateCo Limited (dba Cyncly)	Software	10.93%	S + 7.25% PIK	04/08/25	04/14/33		6,638	36	(97)	(6) (7) (8) (9) (10)
Total 2nd Lien/Senior Secured Debt								28,375	28,039
Total United Kingdom								$415,303	$414,116

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
United States-176.3%
1st Lien/Senior Secured Debt-168.4%
Advanced Cooling Technologies, Inc.	Aerospace & Defense	8.14%	S + 4.50%	05/19/33	$23,805	$23,687	$23,567	(6) (7)
Advanced Cooling Technologies, Inc.	Aerospace & Defense		S + 4.50%	05/19/33	4,658	(23)	(47)	(6) (7) (9)
Bleriot US Bidco Inc.	Aerospace & Defense	5.98%	S + 2.25%	10/31/30	23,928	23,955	23,906
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.64%	S + 5.00%	01/09/30	42,326	41,642	41,373	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.64%	S + 5.00%	01/09/30	5,777	5,724	5,647	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.65%	S + 5.00%	01/09/28	5,670	1,361	1,290	(6) (7) (9)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.65%	S + 5.00%	01/09/30	2,580	2,557	2,522	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.68%	S + 5.00%	01/09/30	1,455	1,447	1,423	(6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.73%	S + 5.00%	09/30/31	24,079	23,878	23,838	(6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.73%	S + 5.00%	09/30/31	9,772	1,014	959	(6) (7) (9)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.73%	S + 5.00%	09/30/31	5,755	2,136	2,129	(6) (7) (9)
Propulsion (BC) Finco S.a.r.l.	Aerospace & Defense	6.23%	S + 2.50%	12/01/32	12,906	12,969	12,934	(8)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.14%	S + 5.50%	04/18/30	9,629	9,496	9,436	(6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/18/30	1,763	(24)	(35)	(6) (7) (9)
Auctane, Inc. (dba ShipStation Global)	Air Freight & Logistics	9.42%	S + 5.75%	06/01/33	221,000	217,713	217,685	(6)
eShipping, LLC	Air Freight & Logistics	8.23%	S + 4.50%	12/23/32	124,632	124,044	123,385	(6) (7)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	47,149	(109)	(471)	(6) (7) (9)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	15,248	(71)	(152)	(6) (7) (9)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	8,326	(39)	(83)	(6) (7) (9)
Rand Parent, LLC	Air Freight & Logistics	6.73%	S + 3.00%	03/18/30	3,218	3,216	3,207
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.48%	S + 4.75%	08/02/32	112,223	111,213	111,101	(6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	34,354	(150)	(344)	(6) (7) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.44%	S + 4.75%	08/02/32	13,369	5,135	5,118	(6) (7) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	3,808	(33)	(38)	(6) (7) (9)
Clarios Global LP	Automobile Components	6.14%	S + 2.50%	01/28/32	16,393	16,325	16,393
Clarios Global LP	Automobile Components	6.14%	S + 2.50%	05/06/30	7,341	7,366	7,341
Dealer Tire Financial, LLC	Automobile Components	6.64%	S + 3.00%	07/02/31	5,147	5,137	5,095
DexKo Global Inc.	Automobile Components	8.16%	S + 4.50%	10/06/31	1,945	1,928	1,880
Mavis Tire Express Services Corp.	Automobile Components	6.67%	S + 3.00%	05/04/28	9,840	9,858	9,818
American Builders & Contractors Supply Co., Inc.	Building Products	5.39%	S + 1.75%	01/31/31	17,555	17,580	17,553
Chamberlain Group Inc	Building Products	6.64%	S + 3.00%	09/08/32	22,512	22,539	22,506
Icebox Holdco III, Inc.	Building Products	6.98%	S + 3.25%	12/22/31	22,492	22,548	22,537	(12)
MI Windows and Doors, LLC	Building Products	6.39%	S + 2.75%	03/28/31	14,054	14,155	13,852
Potters Industries, LLC	Building Products	6.17%	S + 2.50%	12/23/32	2,893	2,891	2,896
Quikrete Holdings, Inc.	Building Products	5.89%	S + 2.25%	03/19/29	9,074	9,086	9,074
Quikrete Holdings, Inc.	Building Products	5.89%	S + 2.25%	04/14/31	7,898	7,908	7,888
Quikrete Holdings, Inc.	Building Products	5.89%	S + 2.25%	02/10/32	3,098	3,074	3,094
QXO Inc.	Building Products		S + 2.00%	07/01/33	2,540	2,534	2,533	(8) (12)
Standard Industries, Inc.	Building Products	5.39%	S + 1.75%	09/22/28	15,411	15,454	15,410
Tecta America Corp.	Building Products	6.14%	S + 2.50%	02/18/32	2,673	2,684	2,673
White Cap Buyer LLC	Building Products	6.89%	S + 3.25%	10/19/29	14,803	14,776	14,769
Cube Industrials Buyer Inc	Capital Goods	6.67%	S + 3.00%	10/17/31	21,103	21,160	21,103
AAP Buyer Inc.	Chemicals	6.41%	S + 2.75%	09/09/31	7,092	7,128	7,107
Albaugh, LLC	Chemicals	7.41%	S + 3.75%	04/06/29	2,200	2,197	2,117
Burgess Pigment, LLC	Chemicals	8.73%	S + 5.00%	06/30/31	215,295	213,144	213,142	(6)
Burgess Pigment, LLC	Chemicals		S + 5.00%	06/30/31	23,659	(236)	(237)	(6) (9)
Chemcat Acquisition LLC	Chemicals		S + 4.75%	06/30/33	970	932	932	(12)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Formulations Parent Corporation (dba Chase Corp)	Chemicals	7.67%	S + 4.00%	04/09/32		$99,250	$97,537	$99,250
Illuminate Buyer, LLC	Chemicals	6.14%	S + 2.50%	12/31/29		32,069	32,094	31,605
Innophos, Inc.	Chemicals	8.01%	S + 4.25%	03/16/29		11,774	11,761	11,207
Olympus Water US Holding Corporation	Chemicals	6.73%	S + 3.00%	06/20/31		16,296	16,271	16,258
Olympus Water US Holding Corporation	Chemicals	6.98%	S + 3.25%	11/03/32		1,990	1,990	1,987
Paint Intermediate III, LLC	Chemicals	6.65%	S + 3.00%	10/09/31		4,403	4,398	4,411
SCIH Salt Holdings, Inc.	Chemicals	6.35%	S + 2.75%	01/31/29		15,870	15,963	15,879
Sparta U.S. HoldCo LLC	Chemicals	6.66%	S + 3.00%	08/02/30		11,989	11,981	11,914
W.R. Grace & Co.-Conn.	Chemicals	6.73%	S + 3.00%	08/19/32		8,436	8,405	8,401
AlixPartners, LLP	Commercial Services & Supplies	5.64%	S + 2.00%	08/12/32		31,715	31,782	31,505
Allied Universal Holdco LLC	Commercial Services & Supplies	6.89%	S + 3.25%	08/20/32		11,265	11,280	11,263
Asplundh Tree Expert, LLC	Commercial Services & Supplies	5.39%	S + 1.75%	09/07/27		5,258	5,264	5,248
BEP Intermediate Holdco LLC (dba Buyers Edge)	Commercial Services & Supplies	6.39%	S + 2.75%	04/25/31		9,118	9,154	9,088
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29		14,838	14,673	14,764	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.49%	S + 5.75%	08/01/29		5,527	5,463	5,375	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.49%	S + 5.75%	08/01/29		4,735	1,925	1,835	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29		4,509	4,452	4,486	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29		3,476	2,276	2,299	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29		2,237	2,211	2,226	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies		S + 6.50%	08/01/29		1,671	(11)	(46)	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29		746	737	742	(6) (7)
Edko, LLC	Commercial Services & Supplies	8.48%	S + 4.75%	10/02/31		36,939	36,607	36,570	(6) (7)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31		13,200	(58)	(132)	(6) (7) (9)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31		6,600	(58)	(66)	(6) (7) (9)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.73%	S + 5.00%	09/24/31		13,577	13,433	13,408	(6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.67%	S + 5.00%	09/24/31		7,800	3,297	3,286	(6) (7) (9)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.69%	S + 5.00%	09/24/31		3,909	1,325	1,319	(6) (7) (9)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		147,724	146,513	142,553	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.37%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		60,239	59,164	57,607	(6) (7) (9)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		48,381	47,980	46,688	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		43,345	42,972	41,828	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		34,365	34,048	33,162	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32		24,528	(202)	(858)	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.16%	S + 5.50% (Incl. 2.75% PIK)	08/22/31		100,966	99,043	99,451	(6) (7)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.64%	S + 5.00%	08/22/30		11,500	3,011	2,990	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.66%	S + 5.00%	08/22/31		5,700	5,608	5,615	(6) (7)
Madison IAQ LLC	Commercial Services & Supplies	5.47%	S + 1.75%	05/06/32		4,846	4,810	4,834
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	9.90%	S + 6.25% (Incl. 2.75% PIK)	12/05/31		12,805	12,654	12,613	(6) (7) (8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	9.98%	SN + 6.25% (Incl. 2.75% PIK)	12/05/31	GBP	5,424	6,835	7,087	(6) (7) (8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	8.55%	E + 6.25% (Incl. 2.75% PIK)	12/05/31	EUR	4,847	5,081	5,455	(6) (7) (8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	9.90%	S + 6.25% (Incl. 2.75% PIK)	12/05/31	GBP	1,368	1,824	1,787	(6) (7) (8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies		SN + 6.25%	12/05/31	GBP	1,084	104	(22)	(6) (7) (8) (9)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.25% PIK)	12/16/32		94,592	94,154	93,646	(6) (7)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	8.46%	S + 4.75% (Incl. 2.25% PIK)	12/16/32		25,816	4,658	4,471	(6) (7) (9)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	10.25%	P + 3.50%	12/16/32		12,900	5,934	5,865	(6) (7) (9)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.98%	S + 5.25% (Incl. 2.88% PIK)	12/15/31		110,298	109,430	109,746	(6) (7)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.40%	S + 4.75%	12/15/31		34,537	24,476	24,556	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.42%	S + 4.75%	12/15/31		$14,678	$1,697	$1,740	(6) (7) (9)
Thevelia (US), LLC	Commercial Services & Supplies	6.73%	S + 3.00%	06/18/29		3,465	3,479	3,362	(8)
USA DeBusk, LLC	Commercial Services & Supplies	8.91%	S + 5.25%	04/30/31		106,546	105,449	105,480	(6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	8.92%	S + 5.25%	04/30/31		20,462	20,230	20,257	(6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	8.91%	S + 5.25%	04/30/30		12,047	10,324	10,320	(6) (7) (9)
USA DeBusk, LLC	Commercial Services & Supplies	8.91%	S + 5.25%	04/30/30		7,603	3,861	3,834	(6) (7) (9)
Vaco Holdings, LLC	Commercial Services & Supplies	8.88%	S + 5.00%	01/22/29		2,021	1,994	1,647
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.64%	S + 6.00%	05/01/29		114,924	114,342	113,200	(6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.64%	S + 6.00%	05/01/29		12,105	11,604	11,491	(6) (7) (9)
Wand NewCo 3, Inc.	Commercial Services & Supplies	6.14%	S + 2.50%	01/30/31		10,968	11,012	10,950
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.40%	S + 4.75%	08/05/32		18,981	18,819	18,791	(6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		5,796	(25)	(58)	(6) (7) (9)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		5,071	(45)	(51)	(6) (7) (9)
Brown Group Holding, LLC	Construction & Engineering	6.16%	S + 2.50%	07/01/31		14,630	14,660	14,658
Brown Group Holding, LLC	Construction & Engineering	6.14%	S + 2.50%	07/01/31		11,873	11,883	11,897
Chromalloy Corporation	Construction & Engineering	6.93%	S + 3.25%	03/27/31		24,429	24,372	24,528
DG Investment Intermediate Holdings 2, Inc.	Construction & Engineering	6.89%	S + 3.25%	07/09/32		8,553	8,576	8,563
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		38,313	38,004	37,930	(6) (7)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		14,190	7,928	7,875	(6) (7) (9)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		5,321	1,201	1,188	(6) (7) (9)
KKR Apple Bidco, LLC	Construction & Engineering	6.14%	S + 2.50%	09/23/31		28,128	28,111	28,140
Pavement Preservation Acquisition, LLC (dba Pavement Preservation Group)	Construction & Engineering	8.89%	S + 5.25%	08/09/30		11,344	11,123	11,117	(6)
Pavement Preservation Acquisition, LLC (dba Pavement Preservation Group)	Construction & Engineering	8.91%	S + 5.25%	08/09/30		1,856	688	687	(6) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.36%	B + 5.00%	10/24/30		48,113	47,838	47,632	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.36%	B + 5.00%	10/24/30	AUD	47,597	31,258	32,624	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 5.00%	10/24/30		4,811	(31)	(48)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.23%	S + 4.50%	08/29/31		27,814	27,704	27,466	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.23%	S + 4.50%	08/29/31		9,079	9,026	8,965	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,070	(15)	(51)	(6) (7) (9)
Smyrna Ready Mix Concrete, LLC	Construction Materials	6.64%	S + 3.00%	04/02/29		4,962	4,973	4,972
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	9.73%	S + 6.00%	10/04/30		70,468	69,260	68,882	(6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		8,410	(121)	(189)	(6) (7) (9)
IRB Holding Corp.	Consumer Staples Distribution & Retail	6.14%	S + 2.50%	12/16/30		9,416	9,422	9,415
TKC Holdings, Inc.	Consumer Staples Distribution & Retail	8.14%	S + 4.50%	08/19/30		2,868	2,841	2,853
Berlin Packaging LLC	Containers & Packaging	6.97%	S + 3.25%	06/07/31		9,851	9,878	9,793
Charter NEX US, Inc.	Containers & Packaging	6.11%	S + 2.50%	11/29/30		13,421	13,470	13,417
Clydesdale Acquisition Holdings, Inc.	Containers & Packaging	6.82%	S + 3.18%	04/13/29		18,738	18,719	18,384	(12)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	8.90%	S + 5.25%	11/01/30		73,857	72,999	72,749	(6) (7)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		8,719	(95)	(131)	(6) (7) (9)
Precision Concepts Parent Inc.	Containers & Packaging	8.41%	S + 4.75%	08/02/32		7,802	7,737	7,685	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	8.41%	S + 4.75%	08/02/32		5,698	5,645	5,612	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	8.41%	S + 4.75%	08/02/32		3,865	3,829	3,807	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	8.41%	S + 4.75%	08/02/32		3,405	3,377	3,354	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	8.69%	S + 4.75%	08/02/32		3,162	555	536	(6) (7) (9)
Pregis TopCo Corporation	Containers & Packaging	7.39%	S + 3.75%	02/01/29		14,815	14,871	14,849
Proampac PG Borrower LLC	Containers & Packaging	7.66%	S + 4.00%	03/07/33		16,945	17,012	16,633
TricorBraun Holdings, Inc.	Containers & Packaging	6.89%	S + 3.25%	03/03/31		6,051	6,034	5,648

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
ADI Global Distribution Funding LLC	Distributors		S + 2.75%	06/17/33		$1,605	$1,597	$1,607	(8) (12)
BCPE Empire Holdings, Inc.	Distributors	6.89%	S + 3.25%	12/11/30		5,119	5,131	5,046
CD&R Hydra Buyer Inc.	Distributors	7.74%	S + 4.00%	03/25/31		13,308	13,396	13,311
DFS Holding Company, Inc.	Distributors	11.23%	S + 7.50% (Incl. 5.00% PIK)	01/31/29		45,272	44,482	41,197	(7)
DFS Holding Company, Inc.	Distributors	11.23%	S + 7.50% (Incl. 5.00% PIK)	01/31/29		3,318	3,261	3,019	(7)
Fluid-Flow Products, Inc.	Distributors	6.89%	S + 3.25%	03/04/33		20,096	20,153	20,155
Veritiv Corporation	Distributors	7.73%	S + 4.00%	12/02/30		5,586	5,568	5,271
Windsor Holdings III, LLC	Distributors	6.39%	S + 2.75%	08/01/30		15,432	15,431	15,413
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.73%	S + 6.00%	04/26/29		24,110	23,779	23,628	(6) (7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.64%	S + 6.00%	04/26/29		15,946	6,082	5,968	(6) (7) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29		2,278	(32)	(46)	(6) (7) (9)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	06/20/33		23,520	—	—	(6) (9)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		E + 5.25%	06/20/33	EUR	14,000	—	—	(6) (9)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	06/20/33		5,152	—	—	(6) (9)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	06/20/33		2,576	—	—	(6) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.73%	S + 5.00%	06/06/31		126,198	125,382	125,567	(6) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.70%	S + 5.00%	06/06/31		54,957	1,637	1,609	(6) (7) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.74%	S + 5.00%	06/06/31		11,693	1,088	1,111	(6) (7) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.66%	S + 5.00%	06/06/31		1,793	1,786	1,784	(6) (7)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	8.74%	S + 5.00%	11/01/28		50,619	49,453	49,859	(7)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28		4,949	(105)	(74)	(7) (9)
Curriculum Associates, LLC	Diversified Consumer Services	8.41%	S + 4.75%	05/07/32		257,069	255,684	254,499	(6) (7)
Curriculum Associates, LLC	Diversified Consumer Services	8.41%	S + 4.75%	05/07/32		168,784	108,951	108,022	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.00%	12/21/29		14,250	(141)	(71)	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.83%	S + 5.00%	12/21/29		8,386	7,745	7,813	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		6,188	6,082	6,127	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		5,044	5,020	4,993	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.00%	12/21/29		5,020	(96)	(50)	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		1,635	1,627	1,619	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		549	547	544	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		546	543	540	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		542	540	537	(6) (7)
Genuine Financial Holdings, LLC	Diversified Consumer Services	6.89%	S + 3.25%	09/27/30		12,825	12,812	12,395
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	6.89%	S + 3.25%	12/15/28		269	270	245
Southeast Mechanical, LLC	Diversified Consumer Services	9.76%	S + 6.00%	07/06/27		15,341	3,658	3,611	(7) (9) (13)
Southeast Mechanical, LLC	Diversified Consumer Services	9.76%	S + 6.00%	07/06/27		3,360	3,354	3,335	(7) (13)
Southeast Mechanical, LLC	Diversified Consumer Services	9.76%	S + 6.00%	07/06/27		2,358	2,354	2,340	(7) (13)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27		600	(3)	(5)	(7) (9) (13)
Splash Car Wash, Inc.	Diversified Consumer Services	8.73%	S + 5.00%	03/17/32		35,408	35,197	35,143	(6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32		8,213	(53)	(62)	(6) (7) (9)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31		4,125	(24)	(31)	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services	8.70%	S + 5.00%	07/25/28		60,091	22,335	21,618	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services	9.60%	S + 5.75%	07/25/28		42,021	42,056	41,811	(6) (7)
Spotless Brands, LLC	Diversified Consumer Services	9.60%	S + 5.75%	07/25/28		6,515	6,521	6,483	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services		S + 5.00%	06/02/31		129,542	(264)	(1,295)	(6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	8.73%	S + 5.00%	06/02/31		89,691	89,169	88,794	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	8.73%	S + 5.00%	06/02/31		45,419	45,121	44,965	(6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	10.75%	P + 4.00%	05/31/30	$11,619	$4,002	$3,950	(6) (7) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.67%	S + 5.00%	05/01/31	59,101	58,682	58,510	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.69%	S + 5.00%	05/01/31	15,567	15,426	15,411	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.68%	S + 5.00%	05/01/31	14,908	3,019	2,957	(6) (7) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	9,154	(62)	(92)	(6) (7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	9.99%	S + 6.25%	08/15/30	25,799	25,424	25,670	(6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	9.99%	S + 6.25%	08/15/30	11,063	10,923	11,004	(6) (7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30	1,368	(17)	(7)	(6) (7) (9)
Citadel Securities LP	Diversified Financial Services	5.66%	S + 2.00%	06/10/33	19,456	19,470	19,408
Alpha Generation LLC	Electric Utilities	5.39%	S + 1.75%	09/30/31	5,298	5,304	5,244
Birdsboro Power LLC	Electric Utilities		S + 3.75%	06/16/33	1,610	1,602	1,606	(12)
Compass Power Generation LLC	Electric Utilities		S + 2.50%	04/13/29	1,277	1,274	1,276	(12)
Lightning Power LLC	Electric Utilities	5.64%	S + 2.00%	08/18/31	14,061	14,142	14,063	(8)
Pike Corporation	Electric Utilities	7.89%	S + 4.25%	12/20/32	209,202	209,202	207,633	(6) (7)
Pike Corporation	Electric Utilities		S + 4.25%	12/20/32	45,479	—	(341)	(6) (7) (9)
Pike Corporation	Electric Utilities		S + 4.25%	12/20/32	30,319	—	(227)	(6) (7) (9)
LSF12 Crown US Commercial Bidco LLC	Electrical Equipment	6.62%	S + 3.00%	12/02/31	23,169	23,285	23,210
Nvent Electric Public Limited Company	Electrical Equipment	6.37%	S + 2.75%	01/30/32	14,097	14,141	14,125
Spectris PLC	Electrical Equipment	6.48%	S + 2.75%	12/06/32	8,458	8,490	8,486	(8)
Trystar, LLC	Electrical Equipment	7.91%	S + 4.25%	08/06/31	23,191	23,009	22,959	(6) (7)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	13,378	(31)	(134)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	7.91%	S + 4.25%	08/06/31	12,505	12,400	12,380	(6) (7)
Trystar, LLC	Electrical Equipment	7.91%	S + 4.25%	08/06/31	9,896	9,818	9,797	(6) (7)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	6,279	(46)	(63)	(6) (7) (9)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	3,568	(16)	(36)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	7.91%	S + 4.25%	08/06/31	3,568	3,551	3,532	(6) (7)
Watlow Electric Manufacturing Company	Electrical Equipment	6.42%	S + 2.75%	06/17/33	914	912	912
Watlow Electric Manufacturing Company	Electrical Equipment		S + 2.75%	06/17/33	96	—	—	(9)
ACI Rover Parent LLC	Energy Equipment & Services	5.98%	S + 2.25%	06/09/33	2,520	2,507	2,513
GIP Pilot Acquisition Partners LP	Energy Equipment & Services	5.64%	S + 2.00%	05/19/33	16,345	16,358	16,324
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.23%	S + 4.50%	12/31/32	221,679	220,650	219,462	(6) (7)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services		S + 4.50%	12/31/32	63,881	(167)	(639)	(6) (7) (9)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.24%	S + 4.50%	12/31/32	26,940	7,148	7,004	(6) (7) (9)
WhiteWater DBR HoldCo, LLC	Energy Equipment & Services	6.00%	S + 2.25%	03/03/31	18,647	18,706	18,703
Whitewater Whistler Holdings, LLC	Energy Equipment & Services	5.50%	S + 1.75%	02/15/30	27,750	27,788	27,745	(12)
Arcis Golf LLC	Entertainment	6.39%	S + 2.75%	11/24/28	21,527	21,623	21,554
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	9.83%	S + 6.00%	12/31/27	2,814	2,813	2,800	(7)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/27	367	(1)	(2)	(7) (9)
EOC Borrower, LLC	Entertainment	6.39%	S + 2.75%	03/24/32	5,632	5,671	5,630
Fender Musical Instruments Corporation	Entertainment	7.74%	S + 4.00%	12/01/28	2,763	2,746	2,622
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.73%	S + 5.00%	12/06/29	51,988	51,692	51,728	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.73%	S + 5.00%	12/06/29	7,705	7,654	7,666	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	6,959	(40)	(35)	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.66%	S + 5.00%	12/06/29	5,954	2,615	2,625	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.66%	S + 5.00%	12/06/29	2,267	2,242	2,256	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	1,461	(5)	(7)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (5)	Cost	Fair Value	Footnotes
AllSpring Buyer, LLC	Financial Services	6.75%	S + 3.00%		11/01/30		$26,422	$26,455	$26,482	(12)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.17%	S + 4.50%		07/30/32		39,595	39,265	39,001	(6) (7)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%		07/30/32		4,949	(43)	(74)	(6) (7) (9)
Bottomline Technologies, Inc.	Financial Services	8.23%	S + 4.50%		05/14/29		76,408	76,408	75,644	(6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.76%	S + 6.00%		01/25/28		6,228	6,204	6,150	(7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%		01/25/28		249	(2)	(3)	(7) (9)
Celero Commerce LLC	Financial Services	8.66%	S + 5.00%		02/28/31		104,838	104,194	104,576	(6) (7)
Celero Commerce LLC	Financial Services	8.73%	S + 5.00%		02/28/31		24,962	6,916	6,927	(6) (7) (9)
Celero Commerce LLC	Financial Services		S + 5.00%		02/28/31		8,321	(49)	(21)	(6) (7) (9)
Computer Services, Inc.	Financial Services	8.23%	S + 4.50%		11/17/31		209,210	209,183	207,118	(6) (7)
Computer Services, Inc.	Financial Services		S + 4.50%		11/17/31		21,460	(48)	(215)	(6) (7) (9)
Computer Services, Inc.	Financial Services		S + 4.50%		11/17/31		13,333	(30)	(133)	(6) (7) (9)
Coretrust Purchasing Group LLC	Financial Services	8.89%	S + 5.25%		10/01/29		62,113	61,141	61,803	(7)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%		10/01/29		7,459	(92)	(37)	(7) (9)
DRW Holdings, LLC	Financial Services	7.14%	S + 3.50%		06/26/31		5,755	5,760	5,508
Eisner Advisory Group LLC	Financial Services	7.64%	S + 4.00%		02/28/31		18,075	18,190	17,721
Focus Financial Partners, LLC	Financial Services	6.14%	S + 2.50%		09/15/31		21,116	21,106	20,578
Franklin Square Holdings, L.P.	Financial Services	5.89%	S + 2.25%		04/25/31		9,523	9,536	8,773
Fullsteam Operations LLC	Financial Services	8.90%	S + 5.25%		08/08/31		177,307	175,780	174,204	(6) (7)
Fullsteam Operations LLC	Financial Services		S + 5.25%		08/08/31		59,102	(253)	(1,034)	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	8.88%	S + 5.25%		08/08/31		19,701	6,234	6,058	(6) (7) (9)
HighTower Holdings LLC	Financial Services	6.41%	S + 2.75%		02/03/32		9,409	9,443	9,328
Jane Street Group, LLC	Financial Services	5.67%	S + 2.00%		12/15/31		23,759	23,546	23,523
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.23%	S + 7.50% (Incl. 4.50% PIK)		06/01/28		6,562	6,147	5,249	(7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.23%	S + 7.50% (Incl. 4.50% PIK)		06/01/28		1,378	1,291	1,102	(7)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.14%	S + 5.50%		09/26/30		35,547	35,259	35,192	(6) (7) (8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%		09/26/30		1,990	(17)	(20)	(6) (7) (8) (9)
Priority Holdings, LLC (dba Priority Payment)	Financial Services	7.39%	S + 3.75%		08/02/32		182,319	181,783	179,037	(8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	8.89%	S + 5.25%		02/24/31		42,875	42,620	42,553	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%		02/24/31		6,250	(39)	(47)	(6) (7) (9)
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	Food Products	6.38%	6.38%	10/26/25	05/30/61		120,700	120,104	120,096	(6) (7) (8) (10)
Chobani, LLC	Food Products	5.89%	S + 2.25%		10/28/32		19,185	19,259	19,213
Eagle Family Foods Group LLC	Food Products	8.43%	S + 4.75%		08/12/30		179,242	177,915	177,449	(6) (7)
Eagle Family Foods Group LLC	Food Products		S + 4.75%		08/12/30		22,753	(158)	(228)	(6) (7) (9)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%		03/02/33		38,948	—	—	(6) (9)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%		03/02/33		13,430	—	—	(6) (9)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%		03/02/33		5,372	—	—	(6) (9)
Froneri International Ltd.	Food Products	5.88%	S + 2.25%		09/30/31		800	796	793	(8)
PFI Lower Midco LLC	Food Products	7.64%	S + 4.00%		12/01/32		3,035	3,017	3,050
Rubix Foods, LLC	Food Products	8.39%	S + 4.75%		04/30/31		42,308	41,952	41,461	(6) (7)
Rubix Foods, LLC	Food Products		S + 4.75%		04/30/31		3,300	(27)	(66)	(6) (7) (9)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.48%	S + 4.75%		12/11/30		150,854	148,983	147,837	(6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%		12/11/30		17,538	(196)	(351)	(6) (7) (9)
Kenan Advantage Group, Inc.	Ground Transportation	6.89%	S + 3.25%		01/25/29		6,536	6,542	6,542
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.73%	E + 5.50%		11/28/31	EUR	25,290	27,154	28,318	(6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%		11/28/31		15,754	(132)	(315)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.73%	E + 5.50%	11/28/31		$12,695	$9,203	$9,140	(6) (7) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.17%	S + 5.50%	11/28/31		9,309	9,155	9,123	(6) (7)
Hologic Inc.	Health Care Equipment & Supplies	5.99%	S + 2.25%	04/07/33		9,950	9,926	9,728
Zeus Company LLC	Health Care Equipment & Supplies	9.13%	S + 5.40%	02/28/31		80,979	79,869	74,905	(6) (7)
Zeus Company LLC	Health Care Equipment & Supplies	9.14%	S + 5.40%	02/28/30		11,354	1,749	1,041	(6) (7) (9)
Zeus Company LLC	Health Care Equipment & Supplies	9.13%	S + 5.40%	02/28/31		7,486	7,351	6,924	(6) (7)
Advarra Holdings, Inc.	Health Care Providers & Services	8.14%	S + 4.50%	09/15/31		75,675	75,374	74,729	(6) (7)
Advarra Holdings, Inc.	Health Care Providers & Services	8.14%	S + 4.50%	09/15/31		41,160	40,997	40,645	(6) (7)
Advarra Holdings, Inc.	Health Care Providers & Services	8.14%	S + 4.50%	09/15/31		20,392	20,299	20,137	(6) (7)
Advarra Holdings, Inc.	Health Care Providers & Services		S + 4.50%	09/15/31		7,087	(13)	(89)	(6) (7) (9)
Bella Holding Company, LLC	Health Care Providers & Services	6.89%	S + 3.25%	06/16/33		2,070	2,049	2,049
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.64%	S + 5.00%	08/07/31		64,187	63,628	63,545	(6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		5,589	(62)	(56)	(6) (7) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		2,487	(46)	(25)	(6) (7) (9)
ExamWorks BidCo Inc.	Health Care Providers & Services	6.14%	S + 2.50%	02/06/33		10,918	10,955	10,923
Global Medical Response, Inc.	Health Care Providers & Services	6.89%	S + 3.25%	10/01/32		10,313	10,344	10,336	(8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.49%	S + 5.75%	06/13/28		12,590	12,458	12,465	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.49%	S + 5.75%	06/13/28		6,394	307	293	(6) (7) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.49%	S + 5.75%	06/13/28		1,442	562	562	(6) (7) (9)
LifePoint Health, Inc.	Health Care Providers & Services	7.18%	S + 3.50%	05/19/31		3,660	3,660	3,591
Lumexa Imaging, Inc.	Health Care Providers & Services	6.73%	S + 3.00%	12/17/32		9,277	9,301	9,284	(8)
Netsmart Technologies, Inc.	Health Care Providers & Services	8.84%	S + 5.20% (Incl. 2.70% PIK)	08/25/31		186,024	184,570	183,233	(6) (7)
Netsmart Technologies, Inc.	Health Care Providers & Services	8.84%	S + 5.20% (Incl. 2.70% PIK)	08/25/31		62,518	62,239	61,580	(6) (7)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 5.20% (Incl. 2.70% PIK)	08/25/31		24,158	(188)	(362)	(6) (7) (9)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 5.20% (Incl. 2.70% PIK)	08/25/31		23,684	(95)	(355)	(6) (7) (9)
Onex TSG Intermediate Corp.	Health Care Providers & Services	6.98%	S + 3.25%	08/06/32		4,838	4,816	4,861
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services	8.66%	S + 5.00%	10/15/32		273,867	270,656	271,128	(6) (7)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 5.00%	10/15/32		43,771	(559)	(438)	(6) (7) (9)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 5.00%	10/15/32		31,816	(358)	(318)	(6) (7) (9)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services	8.73%	SN + 5.00%	10/15/32	GBP	18,800	24,718	24,688	(6) (7)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 5.00%	10/15/32		14,594	(66)	(146)	(6) (7) (9)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services		S + 5.00%	10/15/32		14,238	—	(142)	(6) (7) (9)
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	Health Care Providers & Services	8.66%	S + 5.00%	10/15/32		6,288	5,093	5,111	(6) (7) (9)
SpecialtyCare, Inc.	Health Care Providers & Services	8.44%	S + 4.75%	12/18/29		137,194	136,935	136,165	(6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 4.75%	12/18/29		9,688	(29)	(73)	(6) (7) (9)
SpecialtyCare, Inc.	Health Care Providers & Services	8.41%	S + 4.75%	12/18/29		4,768	1,211	1,199	(6) (7) (9)
SpendMend Holdings LLC	Health Care Providers & Services	8.88%	S + 5.00%	03/01/28		3,350	3,349	3,316	(7)
SpendMend Holdings LLC	Health Care Providers & Services	8.88%	S + 5.00%	03/01/28		922	922	913	(7)
SpendMend Holdings LLC	Health Care Providers & Services	8.88%	S + 5.00%	03/01/28		456	74	71	(7) (9)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		S + 7.00% PIK	03/18/27		32,415	27,212	12,399	(6) (7) (13) (14)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	10.72%	S + 7.00% PIK	03/18/27		3,634	3,853	3,779	(6) (7) (13) (15)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology	7.92%	S + 4.25%	08/02/32		24,584	24,529	24,400	(6) (7)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.25%	08/02/32		8,333	(9)	(62)	(6) (7) (9)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.25%	08/02/32		2,916	(6)	(22)	(6) (7) (9)
Athenahealth Group, Inc.	Health Care Technology	6.89%	S + 3.25%	02/16/32		8,457	8,450	8,360
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology	9.67%	S + 6.00%	08/28/30		214,496	210,791	212,351	(6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology		S + 6.00%	08/28/30	$8,650	$(145)	$(87)	(6) (7) (9)
Businessolver.com, Inc.	Health Care Technology	8.23%	S + 4.50%	12/03/32	25,772	25,727	25,450	(6) (7)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	3,859	(9)	(48)	(6) (7) (9)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	1,719	(8)	(21)	(6) (7) (9)
Cotiviti, Inc.	Health Care Technology	6.37%	S + 2.75%	05/01/31	74,382	72,310	67,920
Cotiviti, Inc.	Health Care Technology	6.37%	S + 2.75%	03/26/32	4,962	4,825	4,497
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.57%	S + 5.00%	05/11/29	3,489	3,459	3,437	(7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	400	(4)	(6)	(7) (9)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.58%	S + 5.00%	05/11/29	329	326	324	(7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.99%	S + 4.35%	05/19/32	96,268	95,868	93,861	(6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.99%	S + 4.35%	05/19/32	50,667	50,409	49,401	(6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.99%	S + 4.35%	05/19/32	22,520	22,411	21,957	(6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.35%	05/19/32	20,267	(86)	(507)	(6) (7) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.63%	S + 6.00%	09/30/31	48,886	48,478	47,908	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.64%	S + 6.00%	09/30/31	6,984	462	384	(6) (7) (9)
WebPT, Inc.	Health Care Technology	10.20%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	3,326	3,141	2,894	(7)
WebPT, Inc.	Health Care Technology		S + 6.25% (Incl. 3.13% PIK)	01/18/30	278	(16)	(36)	(7) (9)
WebPT, Inc.	Health Care Technology	10.20%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	239	226	208	(7)
Fertitta Entertainment, LLC	Hotels, Restaurants & Leisure	6.89%	S + 3.25%	01/27/29	5,621	5,623	5,613
Gaia Purchaser, Inc.	Hotels, Restaurants & Leisure		S + 4.00%	06/25/33	4,475	4,453	4,469	(12)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.48%	S + 4.75%	12/31/31	49,975	49,392	49,350	(6) (7)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.40%	S + 4.75%	12/31/31	7,930	1,951	1,910	(6) (7) (9)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.38%	S + 4.75%	12/31/31	2,643	763	760	(6) (7) (9)
Raising Cane's Restaurants, LLC	Hotels, Restaurants & Leisure	5.64%	S + 2.00%	09/18/31	20,185	20,288	20,084
Raising Cane's Restaurants, LLC	Hotels, Restaurants & Leisure	5.64%	S + 2.00%	11/03/32	920	921	916
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.69%	S + 5.00%	04/14/31	19,112	18,912	18,873	(6) (7)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.70%	S + 5.00%	04/14/31	4,438	2,991	2,972	(6) (7) (9)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	2,228	(22)	(28)	(6) (7) (9)
Whatabrands LLC	Hotels, Restaurants & Leisure	6.14%	S + 2.50%	08/03/28	15,475	15,502	15,450
AI Aqua Merger Sub, Inc.	Household Durables	6.12%	S + 2.50%	07/31/28	8,364	8,357	8,353	(8)
CURiO Brands LLC	Household Products	8.73%	S + 5.00%	04/02/31	20,480	20,309	20,275	(6) (7)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	3,451	(14)	(35)	(6) (7) (9)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	1,725	(14)	(17)	(6) (7) (9)
Victory Buyer LLC	Industrial Conglomerates	6.66%	S + 3.00%	02/14/33	4,175	4,155	4,181
Acrisure, LLC	Insurance	6.89%	S + 3.25%	06/21/32	12,319	12,317	11,099
Acrisure, LLC	Insurance	6.64%	S + 3.00%	11/06/30	4,622	4,597	4,171
Alliant Holdings Intermediate, LLC	Insurance	6.14%	S + 2.50%	09/19/31	25,322	25,329	24,960
AmWINS Group, Inc.	Insurance	5.73%	S + 2.00%	01/30/32	25,957	25,869	25,359
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.66%	S + 5.00%	07/24/33	55,370	55,104	55,102	(6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.74%	S + 5.00%	07/24/33	12,443	595	597	(6) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 5.00%	07/24/32	6,221	(47)	(47)	(6) (9)
Asurion LLC	Insurance	7.41%	S + 3.75%	02/23/33	10,129	10,160	9,559
Broadstreet Partners, Inc.	Insurance	6.14%	S + 2.50%	06/13/31	21,125	21,170	20,355
Galway Borrower LLC	Insurance	8.23%	S + 4.50%	09/29/28	109,170	108,629	108,079	(6) (7)
Galway Borrower LLC	Insurance		S + 4.50%	09/29/28	17,962	(39)	(180)	(6) (7) (9)
Galway Borrower LLC	Insurance	8.24%	S + 4.50%	09/29/28	10,495	3,282	3,227	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Galway Borrower LLC	Insurance	8.23%	S + 4.50%	09/29/28	$4,500	$4,479	$4,455	(6) (7)
Galway Borrower LLC	Insurance	8.23%	S + 4.50%	09/29/28	3,227	3,213	3,195	(6) (7)
HUB International Limited	Insurance	5.92%	S + 2.25%	06/20/30	17,627	17,686	17,598
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.23%	S + 4.50%	11/22/32	110,718	110,202	109,611	(6) (7)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.23%	S + 4.50%	11/22/32	18,660	1,633	1,493	(6) (7) (9)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.19%	S + 4.50%	11/22/32	16,421	3,657	3,568	(6) (7) (9)
Lockton, Inc.	Insurance	5.66%	S + 2.00%	05/09/33	1,045	1,040	1,041
OneDigital Borrower, LLC	Insurance	6.64%	S + 3.00%	07/02/31	11,531	11,542	11,154
Sedgwick Claims Management Services, Inc.	Insurance	6.14%	S + 2.50%	07/31/31	17,817	17,878	17,586
Truist Insurance Holdings LLC	Insurance	6.48%	S + 2.75%	05/06/31	21,277	21,307	20,751
USI, Inc.	Insurance	5.98%	S + 2.25%	11/21/29	14,771	14,762	14,712
USI, Inc.	Insurance	5.98%	S + 2.25%	09/29/30	5,160	5,174	5,133
Ark Data Centers, LLC	IT Services	8.48%	S + 4.75%	11/27/30	59,783	58,848	57,691	(6) (7)
Ark Data Centers, LLC	IT Services	8.48%	S + 4.75%	11/27/30	35,167	7,759	6,858	(6) (7) (9)
Ark Data Centers, LLC	IT Services	8.48%	S + 4.75%	11/27/30	10,550	10,040	9,829	(6) (7) (9)
Cloud Software Group, Inc.	IT Services	6.98%	S + 3.25%	03/21/31	14,103	14,146	12,322
Cloud Software Group, Inc.	IT Services	6.98%	S + 3.25%	08/13/32	9,826	9,851	8,471
CNT Holdings I Corp.	IT Services	6.16%	S + 2.50%	11/08/32	15,763	15,817	15,768
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.64%	S + 5.00%	10/02/29	38,144	37,670	37,954	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.64%	S + 5.00%	10/02/29	22,867	22,675	22,753	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.65%	S + 5.00%	10/02/29	13,926	2,641	2,716	(6) (7) (9)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.64%	S + 5.00%	10/02/29	13,475	13,323	13,408	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.64%	S + 5.00%	10/02/29	10,112	2,417	2,473	(6) (7) (9)
Ingram Micro, Inc.	IT Services	5.93%	S + 2.25%	09/22/31	7,790	7,817	7,800	(8)
Kaseya Inc.	IT Services	6.91%	S + 3.25%	03/22/32	3,180	3,147	2,447
Plano HoldCo Inc.	IT Services	7.23%	S + 3.50%	10/02/31	4,200	4,168	3,276
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.23%	S + 4.50%	06/03/32	70,415	70,185	70,063	(6)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.48%	S + 4.75%	06/03/32	17,697	1,040	971	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	9,962	(42)	(50)	(6) (9)
US Signal Company, LLC	IT Services	9.26%	S + 5.50%	09/04/29	37,426	37,187	37,052	(6) (7)
US Signal Company, LLC	IT Services	9.28%	S + 5.50%	09/04/29	11,516	8,556	8,522	(6) (7) (9)
US Signal Company, LLC	IT Services	9.29%	S + 5.50%	09/04/29	5,758	2,839	2,821	(6) (7) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	14,967	14,936	14,817	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	6,830	6,800	6,761	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	1,716	(3)	(17)	(6) (7) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	1,434	1,420	1,419	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	1,173	1,165	1,161	(6) (7)
Alterra Mountain Company	Leisure Products	6.14%	S + 2.50%	08/17/28	11,960	11,994	11,960
Alterra Mountain Company	Leisure Products	6.14%	S + 2.50%	05/31/30	3,722	3,722	3,714
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.39%	S + 6.75%	07/18/28	29,887	29,554	28,393	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.40%	S + 6.75%	07/18/28	3,869	3,822	3,676	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.39%	S + 6.75%	07/18/28	1,970	1,950	1,872	(6) (7)
Great Outdoors Group, LLC	Leisure Products	6.89%	S + 3.25%	01/23/32	10,601	10,628	10,627
GSM Holdings, Inc.	Leisure Products	8.73%	S + 5.00%	09/30/31	3,497	3,355	3,497
MajorDrive Holdings IV LLC	Leisure Products	7.99%	S + 4.00%	06/01/28	7,342	7,352	7,031
SRAM, LLC	Leisure Products	5.89%	S + 2.25%	02/27/32	14,778	14,827	14,753

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
WCG Intermediate Corp.	Life Sciences Tools & Services	6.39%	S + 2.75%	02/25/32		$14,062	$14,053	$13,948
AAG US GSI Bidco Inc.	Machinery		S + 4.50%	10/31/31		2,728	2,714	2,721	(12)
Brookfield WEC Holdings Inc.	Machinery	5.62%	S + 2.00%	01/27/31		16,922	16,956	16,903
Dwyer Instruments, LLC	Machinery	8.48%	S + 4.75%	07/20/29		74,069	73,549	73,328	(7)
Dwyer Instruments, LLC	Machinery	8.48%	S + 4.75%	07/20/29		22,621	22,462	22,395	(7)
Dwyer Instruments, LLC	Machinery	8.49%	S + 4.75%	07/20/29		18,688	15,720	15,659	(7) (9)
Dwyer Instruments, LLC	Machinery	8.48%	S + 4.75%	07/20/29		14,497	14,396	14,352	(7)
Dwyer Instruments, LLC	Machinery	8.48%	S + 4.75%	07/20/29		11,006	10,930	10,896	(7)
Dwyer Instruments, LLC	Machinery	8.48%	S + 4.75%	07/20/29		7,621	7,562	7,545	(7)
Dwyer Instruments, LLC	Machinery	8.48%	S + 4.75%	07/20/29		4,034	4,005	3,993	(7)
Dwyer Instruments, LLC	Machinery	8.48%	S + 4.75%	07/20/29		1,198	1,190	1,186	(7)
Engineered Machinery Holdings, Inc.	Machinery	6.98%	S + 3.25%	11/26/32		24,047	24,114	24,153
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.64%	S + 5.00%	06/30/32		28,177	27,926	27,895	(6) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32		5,215	(22)	(52)	(6) (7) (9)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.04%	S + 5.00%	06/30/32		4,345	1,643	1,637	(6) (7) (9)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.16%	S + 4.50%	08/20/31		36,298	36,040	35,935	(6) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%	08/20/30		6,600	(44)	(66)	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.39%	S + 4.75%	12/02/31		169,596	168,224	165,780	(6) (7)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.64%	S + 5.00%	12/02/31		88,245	14,066	13,605	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.39%	S + 4.75%	12/02/31		44,269	43,869	43,273	(6) (7)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.39%	S + 4.75%	12/02/31		22,160	1,488	1,163	(6) (7) (9)
Pro Mach Group, Inc.	Machinery	6.14%	S + 2.50%	10/15/32		17,064	17,072	17,069
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.48%	S + 4.75%	12/26/31		162,591	161,239	160,558	(6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.42%	S + 4.75%	12/26/31		42,086	10,169	9,855	(6) (7) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.47%	S + 4.75%	12/26/31		21,109	8,780	8,686	(6) (7) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.23%	S + 4.50%	07/01/31		45,104	44,671	44,653	(6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	7.78%	S + 4.50%	07/01/30		12,157	7,077	7,073	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.23%	S + 4.50%	07/01/31		12,126	2,312	2,280	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	6.79%	E + 4.50%	07/01/31	EUR	11,186	12,172	12,653	(6) (7) (8)
TK Elevator Midco GmbH	Machinery	6.38%	S + 2.75%	04/30/30		19,848	19,968	19,923
ABG Intermediate Holdings 2 LLC	Media	5.89%	S + 2.25%	12/21/28		19,688	19,774	19,688
Emerald Expositions Holding, Inc.	Media		S + 3.50%	06/17/33		1,099	1,094	1,095	(8) (12)
Emerald Expositions Holding, Inc.	Media		S + 3.50%	06/17/33		287	286	286	(8) (12)
Emerald Expositions Holding, Inc.	Media		S + 3.50%	06/17/33		144	143	143	(8) (12)
Fleet Midco I Limited	Media	6.39%	S + 2.75%	02/21/31		2,959	2,965	2,959	(8)
Recorded Books Inc. (dba RBMedia)	Media	8.67%	S + 5.00%	09/03/30		125,786	124,099	124,528	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%	08/31/29		22,061	(253)	(221)	(6) (7) (9)
Recorded Books Inc. (dba RBMedia)	Media	8.66%	S + 5.00%	09/03/30		14,762	14,610	14,615	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%	09/03/30		9,297	(130)	(93)	(6) (7) (9)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%	09/03/30		3,874	(54)	(39)	(6) (7) (9)
Univision Communications Inc.	Media	7.01%	S + 3.25%	01/31/29		7,958	7,946	7,909
Versant Media Group Inc	Media	7.23%	S + 3.50%	01/30/31		8,750	8,764	8,766	(8)
Arsenal AIC Parent LLC	Metals & Mining	6.39%	S + 2.75%	08/19/30		8,571	8,623	8,592
AL GCX Fund VIII Holdings LLC	Oil, Gas & Consumable Fuels	5.61%	S + 2.00%	01/30/32		25,182	25,190	25,150
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels	5.86%	S + 2.25%	12/17/32		25,262	25,202	25,253
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels	5.68%	S + 2.00%	12/09/30		34,908	35,017	34,899

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (5)	Cost	Fair Value	Footnotes
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	5.39%	S + 1.75%		11/22/32		$17,730	$17,712	$17,776
BX Frontier Member I LLC	Oil, Gas & Consumable Fuels	5.86%	5.86%	09/22/25	12/31/60		62,977	53,029	53,433	(6) (7) (8) (9) (10)
CQP Holdco LP	Oil, Gas & Consumable Fuels	5.48%	S + 1.75%		12/31/32		29,369	29,431	29,180
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	8.98%	S + 5.25%		06/30/31		4,296	4,240	4,232	(6) (7) (8)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		S + 5.25%		06/30/31		941	(6)	(14)	(6) (7) (8) (9)
Kohler Energy Co LLC	Oil, Gas & Consumable Fuels	6.73%	S + 3.00%		05/01/31		19,953	19,978	19,966
Meade Pipeline Co LLC	Oil, Gas & Consumable Fuels	5.68%	S + 2.00%		09/22/32		20,360	20,381	20,350
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	7.14%	S + 3.50%		05/10/30		2,308	2,309	2,310
Prairie ECI Acquiror LP	Oil, Gas & Consumable Fuels	6.89%	S + 3.25%		08/01/29		3,794	3,793	3,803
Third Coast Infrastructure LLC	Oil, Gas & Consumable Fuels	6.89%	S + 3.25%		09/25/30		19,611	19,624	19,703
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	6.16%	S + 2.50%		02/16/28		23,745	23,850	23,775
VRS Buyer, Inc. (dba LiquidTech)	Oil, Gas & Consumable Fuels	7.23%	S + 3.50%		10/12/32		50,821	50,590	50,346
VRS Buyer, Inc. (dba LiquidTech)	Oil, Gas & Consumable Fuels		S + 3.50%		10/12/32		3,651	(12)	(34)	(9)
Whitewater Matterhorn Holdings LLC	Oil, Gas & Consumable Fuels	5.50%	S + 1.75%		06/16/32		25,586	25,694	25,380
OneSky Flight, LLC	Passenger Airlines	6.39%	S + 2.75%		02/17/33		5,500	5,474	5,512
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	8.91%	S + 5.25%		09/30/30		23,710	23,239	23,354	(6) (7)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	7.40%	E + 5.25%		09/30/30	EUR	14,752	15,251	16,603	(6) (7)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	8.89%	S + 5.25%		10/01/29		4,892	1,632	1,639	(6) (7) (9)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	8.91%	S + 5.25%		09/30/30		3,627	3,548	3,572	(6) (7)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	8.91%	S + 5.25%		09/30/30		3,050	3,024	3,004	(6) (7)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	8.91%	S + 5.25%		09/30/30		3,035	3,010	2,989	(6) (7)
Covetrus, Inc.	Pharmaceuticals	8.73%	S + 5.00%		10/13/29		2,512	2,514	2,430
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals	8.64%	S + 5.00%		12/18/31		67,948	66,962	65,910	(6) (7)
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals		S + 5.00%		12/18/31		9,980	(137)	(299)	(6) (7) (9)
Ankura Consulting Group, LLC	Professional Services	7.17%	S + 3.50%		12/29/31		8,234	8,190	7,769
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services	8.68%	S + 5.00%		04/25/33		15,576	15,385	15,381	(6)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services	8.73%	S + 5.00%		04/25/33		4,617	4,560	4,589	(6)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services		S + 5.00%		04/25/33		2,463	(30)	(31)	(6) (9)
Berkeley Research Group LLC	Professional Services	6.98%	S + 3.25%		05/01/32		14,236	14,219	14,203
Engage2Excel, Inc.	Professional Services	10.99%	S + 7.25%		07/02/29		22,988	22,744	22,413	(6) (7)
Engage2Excel, Inc.	Professional Services	11.57%	S + 7.25%		07/02/29		2,129	1,467	1,437	(6) (7) (9)
Grant Thornton Advisors LLC	Professional Services	6.39%	S + 2.75%		06/02/31		5,494	5,495	5,219
iCIMS, Inc.	Professional Services	9.42%	S + 5.75%		08/18/28		53,887	53,028	49,576	(7)
iCIMS, Inc.	Professional Services	9.92%	S + 6.25%		08/18/28		6,000	5,951	5,580	(7)
iCIMS, Inc.	Professional Services	9.41%	S + 5.75%		08/18/28		4,771	1,303	1,002	(7) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.51%	S + 5.75%		11/30/28		1,955	1,952	1,945	(7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.51%	S + 5.75%		11/30/28		1,923	1,920	1,913	(7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.50%	P + 4.75%		11/30/28		349	185	184	(7) (9)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.14%	S + 4.50%		08/18/32		58,826	58,492	58,385	(6) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%		08/18/32		31,856	(140)	(239)	(6) (7) (9)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%		08/18/31		12,725	(101)	(95)	(6) (7) (9)
Trilon Group, LLC	Professional Services	7.12%	S + 3.50%		06/13/33		3,206	3,190	3,202	(8)
Trilon Group, LLC	Professional Services		S + 3.50%		06/13/33		285	(1)	—	(8) (9)
Westwood Professional Services Inc.	Professional Services	8.48%	S + 4.75%		09/19/31		133,562	132,666	132,894	(6) (7)
Westwood Professional Services Inc.	Professional Services	8.48%	S + 4.75%		09/19/31		23,519	12,336	12,353	(6) (7) (9)
Westwood Professional Services Inc.	Professional Services		S + 4.75%		09/19/31		12,239	(92)	(61)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Genesee & Wyoming Inc.	Rail Transportation	5.48%	S + 1.75%	04/10/31	$19,458	$19,477	$19,366
MRI Software LLC	Real Estate Mgmt. & Development	8.48%	S + 4.75%	02/10/28	37,649	37,623	36,708	(6)
MRI Software LLC	Real Estate Mgmt. & Development	8.48%	S + 4.75%	02/10/28	2,036	1,119	1,074	(6) (9)
MRI Software LLC	Real Estate Mgmt. & Development	8.48%	S + 4.75%	02/10/28	305	75	69	(6) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.17%	S + 6.50%	07/01/27	9,338	9,307	9,245	(7)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.17%	S + 6.50%	07/01/27	8,858	8,828	8,769	(7)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.16%	S + 6.50%	07/01/27	938	397	393	(7) (9)
Accommodations Plus Technologies LLC	Software	8.95%	S + 5.25%	05/28/32	64,367	63,677	63,402	(6) (7)
Accommodations Plus Technologies LLC	Software	8.95%	S + 5.25%	05/28/32	62,601	61,929	61,662	(6) (7)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	12,291	(110)	(184)	(6) (7) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.14%	S + 4.50%	08/29/31	16,938	16,819	16,599	(6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.11%	S + 4.50%	08/29/31	3,388	741	694	(6) (7) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	2,117	(17)	(42)	(6) (7) (9)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.23%	S + 4.50%	01/22/33	64,525	64,218	63,719	(6) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	01/22/33	19,302	(45)	(241)	(6) (7) (9)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.23%	S + 4.50%	01/22/33	8,272	2,994	2,930	(6) (7) (9)
Aptean, Inc.	Software	8.42%	S + 4.75%	01/30/31	123,070	122,374	121,532	(6) (7)
Aptean, Inc.	Software		S + 4.75%	01/30/31	11,107	(43)	(139)	(6) (7) (9)
Aptean, Inc.	Software	8.68%	S + 4.75%	01/30/31	8,357	1,863	1,806	(6) (7) (9)
Arches Buyer Inc.	Software	6.99%	S + 3.25%	12/06/27	7,053	7,056	7,025
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.73%	S + 5.00%	07/01/30	11,473	11,332	11,358	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.73%	S + 5.00%	07/01/30	752	747	745	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.73%	S + 5.00%	07/01/30	728	718	721	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	7.88%	S + 4.15%	07/28/31	45,788	45,560	45,101	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/28/31	11,207	(44)	(168)	(6) (7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	5,443	(32)	(82)	(6) (7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	2,562	(15)	(38)	(6) (7) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.73%	S + 5.00%	07/14/31	50,400	50,050	49,266	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.73%	S + 5.00%	07/14/31	24,000	23,764	23,460	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.23%	S + 4.50%	07/14/31	12,424	12,338	12,144	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 5.00%	07/14/31	9,600	(74)	(216)	(6) (7) (8) (9)
Avalara, Inc	Software	6.23%	S + 2.50%	03/26/32	5,632	5,658	5,383
Clearwater Analytics, LLC	Software	8.15%	S + 4.50%	06/27/33	584,354	581,438	581,433	(6)
Clearwater Analytics, LLC	Software		S + 4.50%	06/27/33	108,214	(270)	(271)	(6) (9)
Clearwater Analytics, LLC	Software		S + 4.50%	06/27/33	45,629	(228)	(228)	(6) (9)
Clearwater Analytics, LLC	Software		S + 4.50%	06/27/33	24,710	(123)	(124)	(6) (9)
Clover Holdings 2 LLC	Software	7.38%	S + 3.75%	12/09/31	3,990	3,978	3,804
ConnectWise, LLC	Software	7.49%	S + 3.50%	09/29/28	8,254	8,282	7,568
Convenient Payments Acquisition, Inc.	Software	9.64%	S + 6.00%	12/31/26	12,701	12,668	12,574	(6) (7)
Convenient Payments Acquisition, Inc.	Software	9.64%	S + 6.00%	12/31/26	1,654	1,649	1,637	(6) (7)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26	990	(2)	(10)	(6) (7) (9)
Crewline Buyer, Inc. (dba New Relic)	Software	10.41%	S + 6.75%	11/08/30	72,867	71,716	69,224	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	7,326	(107)	(366)	(6) (7) (9)
Dayforce Bidco, LLC (dba Dayforce)	Software	6.66%	S + 3.00%	02/04/33	130,988	130,682	119,017	(6)
Dayforce Bidco, LLC (dba Dayforce)	Software	6.39%	S + 2.75%	02/04/31	25,000	2,500	(688)	(6) (9)
Edition Holdings, Inc. (dba Enverus)	Software	8.14%	S + 4.50%	12/20/32	96,491	95,839	95,043	(6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32		$9,706	$(17)	$(146)	(6) (7) (9)
Edition Holdings, Inc. (dba Enverus)	Software	8.15%	S + 4.50%	12/20/32		4,035	135	89	(6) (7) (9)
Epicor Software Corp	Software	6.39%	S + 2.75%	05/30/31		7,046	7,086	6,720
First Advantage Holdings, LLC	Software	6.48%	S + 2.75%	10/31/31		496	498	489	(8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.41%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		27,963	27,847	27,823	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	8.91%	S + 5.00% (Incl. 2.00% PIK)	01/17/31		7,205	7,158	7,025	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.00%	P + 4.25%	01/17/31		3,839	284	278	(6) (7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		460	(5)	(11)	(6) (7) (9)
HighLevel, Inc.	Software	8.18%	S + 4.50%	02/23/33		122,358	121,770	121,134	(6) (7)
HighLevel, Inc.	Software		S + 4.50%	02/23/33		17,493	(83)	(175)	(6) (7) (9)
HighLevel, Inc.	Software		S + 4.50%	02/23/33		5,449	(26)	(54)	(6) (7) (9)
Hyland Software, Inc.	Software	8.39%	S + 4.75%	09/19/30		93,088	92,141	92,623	(6) (7)
Hyland Software, Inc.	Software		S + 4.75%	09/19/29		4,525	(38)	(23)	(6) (7) (9)
iSolved Inc	Software	6.39%	S + 2.75%	10/15/30		6,528	6,546	6,095
Javelin Buyer, Inc.	Software	6.41%	S + 2.75%	12/05/31		15,581	15,662	14,588
Jeppesen Holdings, LLC	Software	8.41%	S + 4.75%	11/01/32		226,662	225,611	224,395	(6) (7)
Jeppesen Holdings, LLC	Software		S + 4.75%	11/01/32		11,333	(51)	(113)	(6) (7) (9)
KPA Parent Holdings, Inc.	Software	8.14%	S + 4.50%	03/12/32		26,267	26,043	25,873	(6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		3,433	(16)	(51)	(6) (7) (9)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		2,599	(21)	(39)	(6) (7) (9)
Kryptona Bidco US, LLC (dba Kyriba)	Software	9.42%	S + 5.75% (Incl. 3.13% PIK)	12/18/31		104,637	103,002	103,591	(6) (7) (8)
Kryptona Bidco US, LLC (dba Kyriba)	Software	9.42%	S + 5.75% (Incl. 3.13% PIK)	12/18/31		50,474	49,996	49,969	(6) (7) (8)
Kryptona Bidco US, LLC (dba Kyriba)	Software	8.06%	E + 5.75% (Incl. 3.13% PIK)	12/18/31	EUR	24,215	24,859	27,392	(6) (7) (8)
Kryptona Bidco US, LLC (dba Kyriba)	Software		S + 5.75% (Incl. 3.13% PIK)	12/18/31		10,825	(170)	(108)	(6) (7) (8) (9)
Kryptona Bidco US, LLC (dba Kyriba)	Software	8.06%	E + 5.75% (Incl. 3.13% PIK)	12/18/31	EUR	10,670	12,231	12,070	(6) (7) (8)
Lobos Parent, Inc. (dba NEOGOV)	Software	7.98%	S + 4.25%	09/27/32		35,796	35,597	35,080	(6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/27/32		5,757	(28)	(115)	(6) (7) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software	7.99%	S + 4.25%	09/26/31		4,054	581	527	(6) (7) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/26/31		1,824	(12)	(36)	(6) (7) (9)
ML Holdco, LLC (dba MeridianLink)	Software	7.91%	S + 4.25%	10/25/32		100,161	99,698	98,659	(6) (7)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.25%	10/25/32		26,057	(59)	(391)	(6) (7) (9)
NC Topco, LLC (dba NContracts)	Software	8.17%	S + 4.50%	09/02/31		55,686	55,294	54,990	(6) (7)
NC Topco, LLC (dba NContracts)	Software	8.17%	S + 4.50%	09/02/31		15,966	15,808	15,766	(6) (7)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/02/31		6,386	(50)	(80)	(6) (7) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.45%	S + 4.75%	05/03/29		275,000	275,000	272,250	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	9.07%	N + 4.75%	05/03/29	NOK	158,670	14,965	15,869	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.45%	S + 4.75%	05/03/29		93,333	93,278	92,400	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.45%	S + 4.75%	05/03/29		64,211	64,060	63,569	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.45%	S + 4.75%	05/03/29		21,262	21,261	21,049	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.45%	S + 4.75%	05/03/29		15,032	14,987	14,882	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.75%	05/03/29		14,253	(39)	(143)	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.48%	SN + 4.75%	05/03/29	GBP	7,240	9,269	9,507	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.45%	S + 4.75%	05/03/29		1,947	1,947	1,928	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.46%	S + 4.75%	05/03/29		1,558	1,409	1,395	(6) (7) (8) (9)
One, Inc. Software Corporation	Software	8.23%	S + 4.50%	12/06/32		245,730	243,426	242,044	(6) (7)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32		47,256	(217)	(709)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32	$18,902	$(174)	$(284)	(6) (7) (9)
Onward AcquireCo, Inc. (dba OneStream)	Software	8.69%	S + 5.05% (Incl. 2.68% PIK)	04/01/33	146,543	145,482	145,444	(6)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33	62,390	(226)	(234)	(6) (9)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33	25,993	(188)	(195)	(6) (9)
Project Boost Purchaser, LLC	Software	6.48%	S + 2.75%	07/16/31	16,020	16,034	15,574
Quartz Acquireco LLC	Software	5.98%	S + 2.25%	06/28/30	17,587	17,549	14,650
Renaissance Holding Corp.	Software	7.66%	S + 4.00%	04/05/30	97,781	97,358	77,143	(6)
Runway Bidco, LLC (dba Redwood Software)	Software	8.23%	S + 4.50%	12/17/31	64,738	64,285	64,091	(6) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 4.50%	12/17/31	16,287	(74)	(163)	(6) (7) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 4.50%	12/17/31	8,144	(61)	(81)	(6) (7) (9)
Singlewire Software, LLC	Software	8.48%	S + 4.75%	05/10/30	46,951	46,535	46,482	(6) (7)
Singlewire Software, LLC	Software	8.48%	S + 4.75%	05/10/30	23,716	23,326	23,479	(6) (7)
Singlewire Software, LLC	Software	10.50%	P + 3.75%	05/10/30	7,560	409	428	(6) (7) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29	32,859	32,787	32,449	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29	17,803	17,709	17,581	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29	1,983	112	97	(6) (7) (9)
UKG Inc.	Software	5.91%	S + 2.25%	02/10/31	15,667	15,688	14,724
Vamos Bidco, Inc. (dba VIP)	Software	8.23%	S + 4.50%	01/30/32	67,991	67,473	66,971	(6) (7)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.50%	01/30/32	28,616	(148)	(429)	(6) (7) (9)
Vamos Bidco, Inc. (dba VIP)	Software	8.23%	S + 4.50%	01/30/32	8,585	1,360	1,302	(6) (7) (9)
World Wide Technology Holding Co. LLC	Software	5.64%	S + 2.00%	03/01/30	21,900	22,004	21,773
Zelis Payments Buyer, Inc.	Software	6.89%	S + 3.25%	11/26/31	4,506	4,520	4,393
Harbor Freight Tools USA, Inc.	Specialty Retail	5.89%	S + 2.25%	06/11/31	13,592	13,411	13,536
Ahead DB Holdings, LLC	Technology Hardware & Equipment	6.23%	S + 2.50%	02/03/31	14,510	14,436	14,251
ESCO Technologies Inc.	Technology Hardware & Equipment		S + 1.75%	06/11/33	2,495	2,489	2,489	(8) (12)
Fortress Intermediate 3, Inc	Technology Hardware & Equipment	6.62%	S + 3.00%	06/27/31	4,218	4,257	4,186
McAfee, LLC	Technology Hardware & Equipment	6.64%	S + 3.00%	03/01/29	15,808	15,811	13,990
Virtusa Corporation	Technology Hardware & Equipment	6.89%	S + 3.25%	02/15/29	9,394	9,379	8,108
Victors Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals	8.23%	S + 4.50%	12/23/32	126,118	125,820	125,172	(6) (7)
Victors Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals	8.14%	S + 4.50%	12/23/32	18,789	1,746	1,692	(6) (7) (9)
Victors Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals		S + 4.50%	12/23/32	9,879	(23)	(74)	(6) (7) (9)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.65%	S + 4.75%	12/05/31	148,262	146,027	146,038	(6) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.49%	S + 4.75%	12/05/31	32,658	8,300	8,265	(6) (7) (9)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 4.75%	12/05/31	2,085	(28)	(31)	(6) (7) (9)
Champ Acquisition Corporation	Textiles, Apparel & Luxury Goods	6.89%	S + 3.25%	11/25/31	15,309	15,489	15,366
WH Borrower, LLC	Textiles, Apparel & Luxury Goods		S + 4.75%	02/20/32	2,370	2,364	2,376	(12)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.39%	S + 5.75%	10/07/30	71,149	69,949	71,149	(6)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.39%	S + 5.75%	10/07/30	39,880	39,163	39,880	(6)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	11.16%	S + 7.50% (Incl. 2.25% PIK)	12/31/29	205,987	202,942	185,903	(6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	8.91%	S + 5.25%	12/31/29	23,406	7,888	5,957	(6) (7) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	11.16%	S + 7.50% (Incl. 2.25% PIK)	12/31/29	1,616	1,524	1,459	(6) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	8.48%	S + 4.75%	04/09/30	134,261	133,964	132,247	(6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.66%	S + 5.00%	01/24/33	102,355	101,380	101,331	(6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.66%	S + 5.00%	01/24/33	17,980	12,434	12,400	(6) (7) (9)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	17,282	(162)	(173)	(6) (7) (9)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	4,320	(41)	(43)	(6) (7) (9)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.73%	S + 5.00% (Incl. 2.75% PIK)	12/06/32	80,696	79,953	79,688	(6) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.73%	S + 5.00% (Incl. 2.75% PIK)	12/06/32	29,176	6,797	6,600	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.50%	12/06/32	10,931	$(101)	$(137)	(6) (7) (9)
Deep Blue Operating I LLC	Water Utilities	5.90%	S + 2.25%	10/01/32	16,958	16,962	16,989
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.06%	S + 5.25%	03/31/27	5,832	3,757	3,732	(6) (7) (9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	5,817	5,793	5,759	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	5,817	5,793	5,759	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	3,636	3,621	3,600	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	729	(3)	(7)	(6) (7) (9)
Diamond Communications LLC	Wireless Telecommunication Services	7.64%	S + 4.00%	05/28/30	25,000	4,951	4,863	(7) (9)
Diamond Communications LLC	Wireless Telecommunication Services	7.64%	S + 4.00%	05/28/30	25,000	19,899	19,813	(7) (9)
Total 1st Lien/Senior Secured Debt						15,664,033	15,477,534
1st Lien/Last-Out Unitranche-2.7%
EDB Parent, LLC (dba Enterprise DB)	Software	10.66%	S + 7.00%	07/07/28	6,169	$6,120	$6,092	(7) (11)
EDB Parent, LLC (dba Enterprise DB)	Software	10.66%	S + 7.00%	07/07/28	4,010	3,625	3,621	(7) (9) (11)
EDB Parent, LLC (dba Enterprise DB)	Software	10.66%	S + 7.00%	07/07/28	1,493	1,481	1,474	(7) (11)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.89%	S + 6.25%	12/07/28	53,171	52,912	52,905	(6) (7) (11)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.89%	S + 6.25%	12/07/28	31,829	31,666	31,670	(6) (7) (11)
Everest Portfolio Company, LLC	Wireless Telecommunication Services	8.69%	S + 5.00%	06/02/31	22,705	22,425	22,421	(6) (11)
Everest Portfolio Company, LLC	Wireless Telecommunication Services		S + 5.00%	06/02/31	17,128	(211)	(214)	(6) (9) (11)
K2 Towers II, LLC	Wireless Telecommunication Services	8.32%	S + 4.58%	05/02/29	5,092	4,816	4,791	(6) (7) (9) (11)
K2 Towers III, LLC	Wireless Telecommunication Services	8.34%	S + 4.67%	12/06/28	54,001	46,552	46,282	(6) (7) (9) (11)
Octagon Towers LLC	Wireless Telecommunication Services	8.72%	S + 4.98%	09/04/28	5,742	4,732	4,703	(6) (7) (9) (11)
Peppertree Towers, LLC	Wireless Telecommunication Services	8.32%	S + 4.58%	05/15/29	9,001	8,194	8,149	(6) (7) (9) (11)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.67%	S + 5.03%	12/22/28	27,776	27,646	27,637	(6) (7) (11)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.67%	S + 5.03%	12/22/28	20,641	4,176	4,201	(6) (7) (9) (11)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.39%	S + 4.75%	02/01/29	28,283	28,152	28,141	(6) (7) (11)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.39%	S + 4.75%	02/01/29	16,718	9,601	9,603	(6) (7) (9) (11)
Total 1st Lien/Last-Out Unitranche						251,887	251,476

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity	Par (5)	Cost	Fair Value	Footnotes
2nd Lien/Senior Secured Debt-5.2%
Sazerac Company, Inc.	Beverages	5.63%	S + 2.00%		07/09/32	$23,980	$24,084	$23,930
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	Food Products	5.00%	5.00%	10/26/25	05/31/61	29,300	29,155	29,153	(6) (7) (8) (10)
Colossus Acquireco LLC	Oil, Gas & Consumable Fuels	5.37%	S + 1.75%		01/31/33	22,364	22,273	22,205
Beach Acquisition Bidco LLC	Textiles, Apparel & Luxury Goods	6.39%	S + 2.75%		09/12/32	25,149	25,339	25,248
Tiger Acquisition, LLC (dba Sabre Industries)	Wireless Telecommunication Services	8.89%	S + 5.25%		05/01/34	156,392	154,851	154,828	(6)
VB-S1 ISSUER, LLC (dba Vertical Bridge)	Wireless Telecommunication Services	8.60%	8.60%	02/12/26	03/15/56	225,000	225,000	223,966	(10)
Total 2nd Lien/Senior Secured Debt							480,702	479,330
Total United States							$16,396,622	$16,208,340
Total Debt Investments							$18,323,198	$18,134,330

Investment (1) (2)	Industry (3)	Effective Yield	Initial Acquisition Date	Maturity	Shares(5)	Cost	Fair Value	Footnotes
Equity and Other-0.6%
Cayman Islands-0.5%
Structured Finance Obligation – Equity Instruments-0.5%
Diameter Capital CLO 11, Ltd. - Subordinated Notes	Financial Services	7.99%	07/09/25	07/20/38	$8,770	$7,923	$5,889	(8) (10)
Diameter Capital CLO 13, Ltd. - Subordinated Notes	Financial Services	7.41%	11/26/25	01/20/39	7,580	6,989	5,979	(8) (10)
Madison Park Funding LXX, Ltd. - Subordinated Notes	Financial Services	11.88%	08/04/25	09/04/38	20,090	17,571	15,157	(8) (10)
Octagon 78, Ltd. - Subordinated Notes	Financial Services	7.30%	07/14/25	10/20/38	23,344	20,336	16,102	(8) (10)
Total Structured Finance Obligation – Equity						52,819	43,127
Total Cayman Islands						52,819	43,127
United States-0.1%
Common Stock-0.1%
VisionSafe Parent, LLC	Aerospace & Defense		04/19/24		880	$885	$1,027	(6) (7) (10) (16)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services		04/26/24		6,287,153	5,912	6,064	(6) (7) (10) (16)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services		07/06/22		400	616	496	(7) (10) (13) (16)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21		2,700	$237	$281	(7) (10) (16)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24		27,194,622	$—	$—	(7) (10) (13) (16)
Peppertree Towers, LLC	Wireless Telecommunication Services		12/18/25		9	$10	$10	(6) (7) (10) (16)
Total Common Stock						7,660	7,878
Preferred Stock-0.0%
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		10/02/24		221	$36	$41	(7) (10) (16)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services		01/09/26		320,487	$320	$327	(6) (7) (10) (16)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24		13,194,756	$3,101	$—	(7) (10) (13) (16)
CloudBees, Inc.	Software		11/24/21		134,557	2,031	1,825	(7) (10) (16)
Total Preferred Stock						5,488	2,193
Membership Interest-0.0%
BX Frontier Member I Holdings LLC	Oil, Gas & Consumable Fuels		09/22/25		3%	$—	$—	(6) (7) (8) (9) (10) (16)
Total Membership Interest						—	—
Warrants-0.0%
CloudBees, Inc.	Software		11/24/21		38,977	$25	$47	(7) (10) (16)
Total Warrants						25	47
Total United States						$13,173	$10,118
Total Equity and Other						$65,992	$53,245
Total Investments-197.8%						$18,389,190	$18,187,575
Investments in Affiliated Money Market Fund-1.7%
United States-1.7%
Goldman Sachs Financial Square Government Fund - Institutional Shares					156,592,045	$156,592	$156,592	(17) (18)
Total United States						$156,592	$156,592
Total Investments in Affiliated Money Market Fund						156,592	156,592
Total Investments and Investments in Affiliated Money Market Fund-199.5%						$18,545,782	$18,344,167

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Assets are pledged as collateral for the Revolving Credit Facilities (as defined below). See Note 6 “Debt.”
(3)
For Industry subtotal and percentage, see Note 4 “Investments.”
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments represent the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”),CORRA (“C”), SARON (“SARON”), BBSW (“BW”), BBSY ("B"), STIBOR (“STIBOR”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2026, the rate for 6 month S was 3.85%, 3 month S was 3.73%, 1 month S was 3.65%, 6 month E was 2.57%, 3 month E was 2.32%, 3 month SN was 3.73%, 3 month N was 4.57%, 3 month C was 2.29%, 1 month C was 2.28%, 6 month BW was 4.80%, 3 month B was 4.51%,1 month B was 4.36%, 3 month SARON was (0.04)%, 3 month STIBOR was 1.97% and P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, the aggregate fair value of these non-qualifying assets is $3,433,267 or 18.4% of the Company’s total assets.
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
(10)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be a “restricted security”. As of June 30, 2026, the aggregate fair value of such securities is $1,162,627 or 12.6% of the Company’s net assets. The initial acquisition date has been included for such securities.
(11)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(12)
Position or portion thereof unsettled as of June 30, 2026.
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
(14)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(15)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies".
(16)
Non-income producing security.
(17)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions.”
(18)
The annualized seven-day yield as of June 30, 2026 is 3.53%.

PIK - Payment-In-Kind

ADDITIONAL INFORMATION

Interest Rate Swaps

Counterparty	Hedged Instrument	Company Receives	Company Pays	Frequency	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized appreciation/ (depreciation)
BNP Paribas	5.050% February 2028 Notes	5.05%	S + 1.72%	Semiannual	02/23/28	$700,000	$(8,330)	$—	$(8,330)
Bank of America	5.875% May 2028 Notes	5.88%	S + 2.37%	Semiannual	04/06/28	400,000	(3,952)	—	(3,952)
Bank of America	5.375% January 2029 Notes	5.38%	S + 2.00%	Semiannual	12/31/28	400,000	(6,182)	—	(6,182)
Bank of America	6.250% May 2030 Notes	6.25%	S + 2.71%	Semiannual	04/06/30	600,000	(9,686)	—	(9,686)
BNP Paribas	5.875% January 2031 Notes	5.88%	S + 2.41%	Semiannual	12/31/30	500,000	(10,603)	—	(10,603)
BNP Paribas	5.875% January 2031 Notes	5.88%	S + 2.46%	Semiannual	12/31/30	400,000	(9,148)	—	(9,148)
BNP Paribas	6.150% June 2031 Notes	6.15%	S + 2.52%	Semiannual	05/16/31	750,000	(11,571)	—	(11,571)
Total Interest Rate Swaps						$3,750,000	$(59,472)	$—	$(59,472)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (6)	Cost	Fair Value	Footnotes
Debt Investments - 180.7%
Australia - 4.2%
1st Lien/Senior Secured Debt - 4.2%
Prestige Bidco Pty Ltd (dba Pickles Auctions)	Distributors	8.45%	B + 4.75%		08/25/31	AUD	72,042	$46,348	$47,837	(7) (8) (9)
A.C.N. 664 616 371 Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		12/23/32	AUD	230,366	—	—	(7) (9) (10)
A.C.N. 664 616 371 Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		12/23/30	AUD	40,011	—	—	(7) (9) (10)
A.C.N. 664 616 371 Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		12/23/32	AUD	23,037	—	—	(7) (9) (10)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals	9.04%	B + 5.25%		10/29/32	AUD	240,767	157,008	159,069	(7) (9)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals	9.04%	B + 5.25%		10/29/32	AUD	31,067	20,255	20,525	(7) (9)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	8.70%	B + 5.00%		07/30/31	AUD	171,644	108,325	112,256	(7) (8) (9)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software		B + 2.00%		07/30/31	AUD	42,983	(152)	(574)	(7) (8) (9) (10)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	9.09%	SN + 5.00%		07/30/31	GBP	16,374	21,277	21,630	(7) (8) (9)
Total 1st Lien/Senior Secured Debt								353,061	360,743
Total Australia								$353,061	$360,743
Belgium - 0.0%
1st Lien/Senior Secured Debt - 0.0%
Ranch Bidco B.V. (dba Innovad)	Biotechnology		E + 4.75%		12/01/32	EUR	34,699	$—	$—	(7) (9) (10)
Ranch Bidco B.V. (dba Innovad)	Biotechnology		E + 4.75%		12/01/32	EUR	10,410	—	40	(7) (9) (10)
Total 1st Lien/Senior Secured Debt								—	40
Total Belgium								$—	$40
Canada - 3.0%
1st Lien/Senior Secured Debt - 3.0%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.33%	C + 4.75%		11/01/30	CAD	64,998	$46,216	$47,237	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.60%	S + 4.75%		11/01/30		36,611	36,215	36,520	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.31%	C + 4.75%		11/01/30	CAD	16,105	227	281	(7) (8) (9) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.60%	S + 4.75%		11/01/30		14,367	14,178	14,331	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.59%	S + 4.75%		11/01/30	CAD	6,444	740	744	(7) (8) (9) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals		S + 4.75%		11/01/30	CAD	4,296	(58)	(8)	(7) (8) (9) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.22%	S + 6.00%		04/24/30		83,908	83,763	83,489	(7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.22%	S + 6.00%		04/24/30		8,047	5,085	5,054	(7) (8) (9) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	9.80%	S + 6.00%		02/01/27		4,543	3,072	3,054	(7) (8) (9) (10)
123Dentist Inc.	Health Care Providers & Services	7.02%	C + 4.75%		08/10/29	CAD	30,000	3,740	3,820	(7) (8) (9) (10)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%		01/14/33	CAD	60,868	—	—	(7) (9) (10)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%		01/14/33	CAD	11,705	—	—	(7) (9) (10)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%		01/14/33	CAD	8,361	—	—	(7) (9) (10)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.51%	C + 5.25%		06/30/31	CAD	52,982	38,361	38,119	(7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		C + 5.25%		06/30/31	CAD	11,547	(59)	(105)	(7) (8) (9) (10)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.51%	C + 5.25%		06/30/31	CAD	7,698	864	865	(7) (8) (9) (10)
iWave Information Systems, Inc.	Software	9.98%	S + 6.25%		11/23/28		27,666	27,341	27,389	(8) (9)
iWave Information Systems, Inc.	Software	9.99%	S + 6.25%		11/23/28		6,771	605	609	(8) (9) (10)
Total 1st Lien/Senior Secured Debt								260,290	261,399
Total Canada								$260,290	$261,399
Cayman Islands - 2.0%
Structured Finance Obligation – Debt Instruments - 2.0%
Diameter Capital CLO 11, Ltd. - Class D1	Financial Services	7.13%	S + 2.85%	07/09/25	07/20/38		30,000	$30,000	$30,156	(5) (9)
Diameter Capital CLO 11, Ltd. - Class D2	Financial Services	8.48%	S + 4.20%	07/09/25	07/20/38		5,000	5,000	5,034	(5) (9)
Diameter Capital CLO 11, Ltd. - Class E	Financial Services	9.33%	S + 5.05%	07/09/25	07/20/38		15,000	15,000	15,007	(5) (9)
Diameter Capital CLO 13, Ltd. - Class D1	Financial Services	6.28%	S + 2.55%	11/26/25	01/20/39		5,580	5,580	5,580	(5) (9)
Diameter Capital CLO 13, Ltd. - Class D2	Financial Services	7.38%	S + 3.65%	11/26/25	01/20/39		2,000	2,000	2,000	(5) (9)
Diameter Capital CLO 13, Ltd. - Class E	Financial Services	8.33%	S + 4.60%	11/26/25	01/20/39		13,000	13,000	13,000	(5) (9)
Madison Park Funding LXX, Ltd. - Class D	Financial Services	7.03%	S + 2.80%	08/04/25	09/04/38		30,000	30,000	30,252	(5) (9)
Madison Park Funding LXX, Ltd. - Class E	Financial Services	9.23%	S + 5.00%	08/04/25	09/04/38		20,000	20,000	19,822	(5) (9)
Octagon 78, Ltd. - Class D	Financial Services	6.91%	S + 2.80%	07/14/25	10/20/38		31,250	31,250	31,397	(5) (9)
Octagon 78, Ltd. - Class E	Financial Services	9.11%	S + 5.00%	07/14/25	10/20/38		20,000	20,000	19,852	(5) (9)
Total Structured Finance Obligation – Debt								171,830	172,100
Total Cayman Islands								$171,830	$172,100

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (6)	Cost	Fair Value	Footnotes
France - 1.1%
1st Lien/Senior Secured Debt - 1.1%
Financière N (dba Nemera)	Health Care Equipment & Supplies	7.02%	E + 5.00%	03/14/25	05/07/32	EUR	11,428	$12,799	$13,296	(5) (7) (8) (9)
Financière N (dba Nemera)	Health Care Equipment & Supplies	7.02%	E + 5.00%	03/14/25	05/07/32	EUR	5,357	2,584	2,602	(5) (7) (8) (9) (10)
Financière N (dba Nemera)	Health Care Equipment & Supplies	8.67%	S + 5.00%	04/11/25	05/07/32		3,171	3,142	3,139	(5) (7) (8) (9)
Algae BidCo (dba Solabia Group)	Pharmaceuticals	6.80%	E + 4.75%	05/30/25	10/29/32	EUR	11,676	13,494	13,584	(5) (7) (9)
Algae BidCo (dba Solabia Group)	Pharmaceuticals		E + 4.75%	05/30/25	10/29/32	EUR	2,848	(89)	(34)	(5) (7) (9) (10)
Seven BidCo (dba Septeo)	Software	6.57%	E + 4.50%	08/01/25	08/27/32	EUR	51,173	59,539	59,838	(5) (7) (8) (9)
Seven BidCo (dba Septeo)	Software		E + 4.50%	11/20/25	08/27/32	EUR	18,286	(171)	(107)	(5) (7) (8) (9) (10)
Seven BidCo (dba Septeo)	Software		E + 4.50%	08/01/25	08/27/32	EUR	8,823	(49)	(52)	(5) (7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								91,249	92,266
2nd Lien/Senior Secured Debt - 0.0%
Algae PikCo (dba Solabia Group)	Pharmaceuticals	9.13%	E + 7.00%	05/30/25	10/31/33	EUR	2,964	3,282	3,440	(5) (7) (9)
Total 2nd Lien/Senior Secured Debt								3,282	3,440
Total France								$94,531	$95,706
India - 0.2%
1st Lien/Senior Secured Debt - 0.2%
AGS Health BCP LLC (dba AGS Health)	Health Care Technology	8.32%	S + 4.50%		08/02/32		12,918	$12,887	$12,886	(7) (8) (9)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%		08/02/32		4,583	(5)	(12)	(7) (8) (9) (10)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%		08/02/32		1,667	(4)	(4)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								12,878	12,870
Total India								$12,878	$12,870
Italy - 0.4%
1st Lien/Senior Secured Debt - 0.3%
Optima S.P.A	Consumer Staples Distribution & Retail		E + 5.50%	05/22/25	05/01/32	EUR	44,000	—	—	(5) (7) (9) (10)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	7.04%	E + 5.00%	04/15/25	04/11/32	EUR	15,749	17,925	18,138	(5) (7) (8) (9)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	7.05%	E + 5.00%	06/25/25	06/24/32	EUR	9,224	10,482	10,624	(5) (7) (8) (9)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software		E + 7.50%	04/15/25	04/11/32	EUR	4,500	(56)	(106)	(5) (7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								28,351	28,656
2nd Lien/Senior Secured Debt - 0.1%
INK (BC) FINCO S.R.L. (dba Namirial)	Software	10.33%	E + 8.25% PIK	04/15/25	04/11/33	EUR	3,375	$3,840	$3,887	(5) (7) (8) (9)
INK (BC) FINCO S.R.L. (dba Namirial)	Software	10.26%	E + 8.25% PIK	06/25/25	06/24/33	EUR	2,025	2,301	2,332	(5) (7) (8) (9)
Total 2nd Lien/Senior Secured Debt								6,141	6,219
Total Italy								$34,492	$34,875
Luxembourg - 0.2%
1st Lien/Senior Secured Debt - 0.2%
Netrisk Group Luxco 4 S.à r.l.	Insurance	7.27%	E + 5.25%	11/15/25	02/05/32	EUR	13,200	$13,421	$15,280	(5) (7) (8) (9)
Netrisk Group Luxco 4 S.à r.l.	Insurance		E + 5.25%	11/15/25	02/05/32	EUR	2,400	(21)	(42)	(5) (7) (8) (9) (10)
Netrisk Group Luxco 4 S.à r.l.	Insurance	7.27%	E + 5.25%	11/15/25	02/05/32	EUR	1,000	354	189	(5) (7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								13,754	15,427
Total Luxembourg								$13,754	$15,427
Netherlands - 0.0%
1st Lien/Senior Secured Debt - 0.0%
Unit4 Group Holding B.V.	Software		E + 4.50%		12/18/32	EUR	82,979	$—	$—	(7) (9) (10)
Unit4 Group Holding B.V.	Software		E + 4.50%		12/18/32	EUR	10,372	—	—	(7) (9) (10)
Unit4 Group Holding B.V.	Software		E + 4.50%		12/18/32	EUR	7,779	—	—	(7) (9) (10)
Total 1st Lien/Senior Secured Debt								—	—
Total Netherlands								$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (6)	Cost	Fair Value	Footnotes
Sweden - 1.0%
1st Lien/Senior Secured Debt - 1.0%
OMEGA II AB (dba Fortnox)	Software	6.12%	STIBOR + 4.25%		06/17/32	SEK	139,883	$14,386	$15,118	(7) (8) (9)
OMEGA II AB (dba Fortnox)	Software		STIBOR + 4.25%		06/17/32	SEK	37,895	10	(21)	(7) (8) (9) (10)
Runner Bidco AB (dba nShift)	Software	6.87%	STIBOR + 5.00%		08/21/30	SEK	302,827	31,679	32,728	(7) (8) (9)
Runner Bidco AB (dba nShift)	Software	9.14%	N + 5.00%		08/21/30	NOK	99,288	9,767	9,801	(7) (8) (9)
Runner Bidco AB (dba nShift)	Software	7.02%	E + 5.00%		08/21/30	EUR	24,822	28,752	28,806	(7) (8) (9)
Runner Bidco AB (dba nShift)	Software		E + 5.00%		08/21/30	EUR	12,411	(101)	(91)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								84,493	86,341
Total Sweden								$84,493	$86,341
Switzerland - 0.6%
1st Lien/Last-Out Unitranche - 0.6%
Esperanto BidCo AG (dba BSI Software)	Software	5.75%	SARON + 5.75%		09/27/31	CHF	24,087	$29,796	$29,953	(7) (8) (9) (11)
Esperanto BidCo AG (dba BSI Software)	Software	5.75%	SARON + 5.75%		09/27/31	CHF	9,074	10,559	11,284	(7) (8) (9) (11)
Esperanto BidCo AG (dba BSI Software)	Software	7.77%	E + 5.75%		09/27/31	EUR	6,929	7,526	8,021	(7) (8) (9) (11)
Esperanto BidCo AG (dba BSI Software)	Software	5.75%	SARON + 5.75%		09/27/31	CHF	2,561	2,981	3,185	(7) (8) (9) (11)
Total 1st Lien/Last-Out Unitranche								50,862	52,443
Total Switzerland								$50,862	$52,443
United Arab Emirates - 0.0%
1st Lien/Senior Secured Debt - 0.0%
GEMS Topco Limited (dba GEMS Education)	Diversified Consumer Services		S + 4.25%	11/15/25	11/15/28		30,000	$—	$—	(5) (7) (9) (10)
GEMS Topco Limited (dba GEMS Education)	Diversified Consumer Services		S + 11.50% PIK	11/15/25	11/15/28		30,000	—	—	(5) (7) (9) (10)
Total 1st Lien/Senior Secured Debt								—	—
Total United Arab Emirates								$—	$—
United Kingdom - 4.7%
1st Lien/Senior Secured Debt - 4.4%
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.47%	SN + 7.50% (Incl. 0.50% PIK)		07/25/28	GBP	14,539	$18,951	$19,010	(8) (9)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.47%	SN + 7.50% (Incl. 0.50% PIK)		07/25/28	GBP	8,583	11,138	11,222	(8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.93%	B + 5.25%	10/04/24	10/06/31	AUD	16,301	10,890	10,878	(5) (7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.19%	B + 5.25%	09/13/24	10/06/31	GBP	15,214	13,958	14,452	(5) (7) (8) (9) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	7.51%	C + 5.25%	09/13/24	10/06/31	CAD	14,958	10,822	10,898	(5) (7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	11.72%	SN + 8.00% PIK	09/13/24	10/04/32	GBP	14,127	18,277	18,662	(5) (7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.10%	S + 5.25%	09/13/24	10/06/31		9,635	9,468	9,635	(5) (7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	11.72%	SN + 8.00% PIK	09/13/24	10/04/32	GBP	8,348	10,801	11,027	(5) (7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.22%	SN + 5.25%	09/13/24	10/06/31	GBP	8,266	10,661	11,142	(5) (7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.22%	SN + 5.25%	09/13/24	10/06/31	GBP	5,984	7,717	8,066	(5) (7) (8) (9)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.10%	S + 5.25%	09/13/24	10/06/31		4,665	4,585	4,666	(5) (7) (8) (9)
Consilio Midco Limited (dba Cyncly)	Software	6.77%	E + 4.75%	04/08/25	04/16/32	EUR	59,423	66,953	69,136	(5) (7) (8) (9)
Consilio Midco Limited (dba Cyncly)	Software	8.42%	S + 4.75%	04/08/25	04/16/32		56,779	56,255	56,211	(5) (7) (8) (9)
Consilio Midco Limited (dba Cyncly)	Software	8.42%	S + 4.75%	04/08/25	04/16/32		34,997	34,673	34,647	(5) (7) (8) (9)
Consilio Midco Limited (dba Cyncly)	Software		S + 4.75%	04/08/25	04/16/32		19,808	(192)	(198)	(5) (7) (8) (9) (10)
Consilio Midco Limited (dba Cyncly)	Software		S + 4.75%	04/08/25	04/16/32		13,205	—	(132)	(5) (7) (8) (9) (10)
SI Swan UK Bidco Limited (dba Sapiens International)	Software	8.59%	S + 4.75%		12/16/32		91,320	90,870	90,863	(7) (9)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%		12/16/32		15,836	(39)	(40)	(7) (9) (10)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%		06/17/26		13,724	—	—	(7) (9) (10)
Total 1st Lien/Senior Secured Debt								375,788	380,145
2nd Lien/Senior Secured Debt - 0.3%
Consilio IntermediateCo Limited (dba Cyncly)	Software	11.23%	S + 7.50% PIK	04/08/25	04/14/33		15,385	$15,182	$15,154	(5) (7) (8) (9)
Consilio IntermediateCo Limited (dba Cyncly)	Software	9.60%	E + 7.50% PIK	04/08/25	04/14/33	EUR	10,393	11,674	12,061	(5) (7) (8) (9)
Consilio IntermediateCo Limited (dba Cyncly)	Software	11.82%	S + 7.50% PIK	04/08/25	04/14/33		6,620	17	(82)	(5) (7) (8) (9) (10)
Total 2nd Lien/Senior Secured Debt								26,873	27,133
Total United Kingdom								$402,661	$407,278

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

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (6)	Cost	Fair Value	Footnotes
Celero Commerce LLC	Financial Services	8.70%	S + 5.00%		02/28/31		$104,838	$104,139	$104,052	(7) (8)
Celero Commerce LLC	Financial Services	8.60%	S + 5.00%		02/28/31		24,962	2,848	2,742	(7) (8) (10)
Celero Commerce LLC	Financial Services		S + 5.00%		02/28/31		8,321	(54)	(62)	(7) (8) (10)
Computer Services, Inc.	Financial Services	8.17%	S + 4.50%		11/17/31		210,261	210,232	210,231	(7)
Computer Services, Inc.	Financial Services		S + 4.50%		11/17/31		21,460	(52)	(54)	(7) (10)
Computer Services, Inc.	Financial Services		S + 4.50%		11/17/31		13,333	(32)	(33)	(7) (10)
Coretrust Purchasing Group LLC	Financial Services	8.72%	S + 5.00%		10/01/29		62,430	61,323	62,118	(8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.00%		10/01/29		7,459	(106)	(37)	(8) (10)
Coretrust Purchasing Group LLC	Financial Services		S + 5.00%		10/01/29		2,609	(12)	(13)	(8) (10)
DRW Holdings, LLC	Financial Services	7.22%	S + 3.50%		06/26/31		10,614	10,621	10,442
Edelman Financial Center, LLC	Financial Services	6.72%	S + 3.00%		04/07/28		24,031	24,097	24,134	(12)
Eisner Advisory Group LLC	Financial Services	7.72%	S + 4.00%		02/28/31		18,166	18,291	18,268	(12)
Focus Financial Partners, LLC	Financial Services	6.22%	S + 2.50%		09/15/31		21,222	21,212	21,253
Franklin Square Holdings, L.P.	Financial Services	5.97%	S + 2.25%		04/25/31		28,467	28,588	27,613
Fullsteam Operations LLC	Financial Services	9.11%	S + 5.25%		08/08/31		177,307	175,664	175,534	(7) (8)
Fullsteam Operations LLC	Financial Services		S + 5.25%		08/08/31		59,102	(277)	(591)	(7) (8) (10)
Fullsteam Operations LLC	Financial Services		S + 5.25%		08/08/31		19,701	(185)	(197)	(7) (8) (10)
HighTower Holdings LLC	Financial Services	6.65%	S + 2.75%		02/03/32		7,456	7,483	7,461
Jane Street Group, LLC	Financial Services	5.82%	S + 2.00%		12/15/31		23,884	23,655	23,754
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.17%	S + 7.50% (Incl. 4.50% PIK)		06/01/28		6,416	5,909	5,838	(8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.17%	S + 7.50% (Incl. 4.50% PIK)		06/01/28		1,347	1,241	1,226	(8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.22%	S + 5.50%		09/26/30		35,726	35,410	35,369	(7) (8) (9)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%		09/26/30		1,990	(19)	(20)	(7) (8) (9) (10)
NEXUS Buyer LLC	Financial Services	7.22%	S + 3.50%		07/31/31		5,143	5,142	5,066
Priority Holdings, LLC (dba Priority Payment)	Financial Services	7.47%	S + 3.75%		07/30/32		182,319	181,748	178,627	(9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	8.97%	S + 5.25%		02/24/31		43,094	42,815	42,878	(7) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%		02/24/31		6,250	(43)	(31)	(7) (8) (10)
Chobani, LLC	Food Products	5.97%	S + 2.25%		10/28/32		21,561	21,661	21,647
Eagle Family Foods Group LLC	Food Products	8.79%	S + 5.00%		08/12/30		182,022	180,541	180,202	(7) (8)
Eagle Family Foods Group LLC	Food Products		S + 5.00%		08/12/30		22,753	(176)	(228)	(7) (8) (10)
Froneri International Ltd.	Food Products	6.45%	S + 2.25%		09/30/31		804	800	803	(9)
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	Food Products		6.63%	10/26/25	11/03/32		120,700	—	—	(5) (7) (9) (10)
PFI Lower Midco LLC	Food Products	7.87%	S + 4.00%		12/01/32		2,150	2,129	2,163
Rubix Foods, LLC	Food Products	8.47%	S + 4.75%		04/30/31		42,521	42,134	42,096	(7)
Rubix Foods, LLC	Food Products		S + 4.75%		04/30/31		3,300	(29)	(33)	(7) (10)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.42%	S + 4.75%		12/11/30		105,840	104,476	104,782	(7) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%		12/11/30		17,538	(218)	(175)	(7) (8) (10)
Kenan Advantage Group, Inc.	Ground Transportation	6.97%	S + 3.25%		01/25/29		6,569	6,576	6,502
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.32%	E + 5.25%		11/28/31	EUR	25,290	27,118	29,126	(7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		E + 5.25%		11/28/31		15,754	(144)	(315)	(7) (8) (10)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.32%	E + 5.25%		11/28/31		12,695	9,284	9,140	(7) (8) (10)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.07%	S + 5.25%		11/28/31		9,309	9,145	9,123	(7) (8)
Medline Borrower, LP	Health Care Equipment & Supplies	5.47%	S + 1.75%		10/23/28		4,954	4,970	4,968	(9)
Zeus Company LLC	Health Care Equipment & Supplies	9.67%	S + 6.00% (Incl. 3.00% PIK)		02/28/31		81,386	80,175	76,503	(7) (8)
Zeus Company LLC	Health Care Equipment & Supplies	9.17%	S + 6.00% (Incl. 3.00% PIK)		02/28/31		15,093	7,327	6,618	(7) (8) (10)
Zeus Company LLC	Health Care Equipment & Supplies		S + 6.00% (Incl. 3.00% PIK)		02/28/30		11,354	(162)	(681)	(7) (8) (10)

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

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (6)	Cost	Fair Value	Footnotes
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		$74,455	$73,859	$73,710	(8)
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		22,736	22,554	22,509	(8)
Dwyer Instruments, LLC	Machinery	8.69%	S + 4.75%		07/20/29		18,688	6,551	6,509	(8) (10)
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		14,571	14,454	14,425	(8)
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		11,062	10,976	10,951	(8)
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		7,659	7,592	7,583	(8)
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		4,055	4,022	4,014	(8)
Dwyer Instruments, LLC	Machinery	8.42%	S + 4.75%		07/20/29		1,205	1,195	1,193	(8)
Engineered Machinery Holdings, Inc.	Machinery	6.92%	S + 3.25%		11/26/32		21,169	21,229	21,285
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.67%	S + 5.00%		06/30/32		28,319	28,051	28,036	(7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%		06/30/32		5,215	(24)	(52)	(7) (10)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.72%	S + 5.00%		06/30/32		4,345	539	536	(7) (10)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.34%	S + 4.50%		08/20/31		36,298	36,020	36,116	(7) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%		08/20/30		6,600	(49)	(33)	(7) (8) (10)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.47%	S + 4.75%		12/02/31		170,455	168,976	168,750	(7) (8)
Paris US Holdco, Inc. (dba Precinmac)	Machinery		S + 4.75%		12/02/31		44,321	(198)	(443)	(7) (8) (10)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.47%	S + 4.75%		12/02/31		22,160	1,473	1,440	(7) (8) (10)
Pro Mach Group, Inc.	Machinery	6.47%	S + 2.75%		10/15/32		14,175	14,183	14,260
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.42%	S + 4.75%		12/26/31		163,414	161,960	161,780	(7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.57%	S + 4.75%		12/26/31		42,139	10,204	10,012	(7) (8) (10)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.43%	S + 4.75%		12/26/31		21,109	6,656	6,628	(7) (8) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.17%	S + 4.50%		07/01/31		45,179	44,711	44,727	(7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	7.80%	S + 4.50%		07/01/30		12,157	3,561	3,571	(7) (8) (9) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.17%	S + 4.50%		07/01/31		12,139	2,315	2,292	(7) (8) (9) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	6.52%	E + 4.50%		07/01/31	EUR	11,242	12,221	13,047	(7) (8) (9)
SPX Flow, Inc.	Machinery	6.47%	S + 2.75%		04/05/29		21,287	21,336	21,329
TK Elevator Midco GmbH	Machinery	6.95%	S + 2.75%		04/30/30		17,948	18,074	18,049	(12)
ABG Intermediate Holdings 2 LLC	Media	5.97%	S + 2.25%		12/21/28		19,789	19,891	19,801	(12)
Fleet Midco I Limited	Media	6.54%	S + 2.50%		02/21/31		2,974	2,980	2,985	(9)
Recorded Books Inc. (dba RBMedia)	Media	9.57%	S + 5.75%		09/03/30		85,090	83,443	84,239	(7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%		08/31/28		16,819	(272)	(168)	(7) (8) (10)
Recorded Books Inc. (dba RBMedia)	Media	9.59%	S + 5.75%		09/03/30		9,986	9,842	9,886	(7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%		09/03/30		7,834	(138)	(78)	(7) (8) (10)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%		09/03/30		3,264	(57)	(33)	(7) (8) (10)
Versant Media Group Inc	Media		S + 3.50%		01/30/31		8,750	8,765	8,745	(9) (12)
Arsenal AIC Parent LLC	Metals & Mining	6.47%	S + 2.75%		08/19/30		8,534	8,591	8,545
Crosby US Acquisition Corp.	Metals & Mining	7.22%	S + 3.50%		08/16/29		11,946	12,020	11,991
AL GCX Fund VIII Holdings LLC	Oil, Gas & Consumable Fuels	5.82%	S + 2.00%		01/30/32		25,764	25,775	25,732
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels	5.98%	S + 2.25%		12/17/32		25,325	25,262	25,341	(12)
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels	6.19%	S + 2.25%		12/09/30		35,458	35,582	35,591
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	5.47%	S + 1.75%		11/22/32		28,345	28,324	28,484
BX Frontier Member I LLC	Oil, Gas & Consumable Fuels	5.86%	5.86%	09/22/25	12/31/60		62,977	53,433	53,433	(5) (7) (8) (9) (10)
CQP Holdco LP	Oil, Gas & Consumable Fuels	5.67%	S + 2.00%		12/31/30		35,369	35,449	35,470
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	8.92%	S + 5.25%		06/30/31		4,318	4,257	4,253	(7) (8) (9)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		S + 5.25%		06/30/31		941	(6)	(14)	(7) (8) (9) (10)
Kohler Energy Co LLC	Oil, Gas & Consumable Fuels	7.42%	S + 3.75%		05/01/31		18,628	18,649	18,712

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

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (6)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche - 2.8%
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%	07/07/28	6,169	$6,109	$6,108	(8) (11)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%	07/07/28	4,010	2,786	2,801	(8) (10) (11)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%	07/07/28	1,493	1,478	1,478	(8) (11)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.09%	S + 6.25%	12/07/28	53,171	52,866	52,905	(7) (8) (11)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.08%	S + 6.25%	12/07/28	31,829	30,220	30,253	(7) (8) (10) (11)
K2 Towers II, LLC	Wireless Telecommunication Services	8.23%	S + 4.58%	05/02/29	5,092	4,816	4,791	(7) (8) (10) (11)
K2 Towers III, LLC	Wireless Telecommunication Services	8.37%	S + 4.67%	12/06/28	54,001	44,861	44,821	(7) (10) (11)
Octagon Towers LLC	Wireless Telecommunication Services	8.68%	S + 4.98%	09/04/28	5,742	4,732	4,732	(7) (10) (11)
Peppertree Towers, LLC	Wireless Telecommunication Services	8.58%	S + 4.58%	05/15/29	9,001	8,194	8,194	(7) (10) (11)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.74%	S + 5.03%	12/22/28	27,776	27,622	27,637	(7) (8) (11)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.74%	S + 5.03%	12/22/28	20,641	1,608	1,658	(7) (8) (10) (11)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.30%	S + 4.58%	02/01/29	28,283	28,129	28,141	(7) (8) (11)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.30%	S + 4.58%	02/01/29	16,718	8,180	8,196	(7) (8) (10) (11)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	7.58%	S + 3.75%	08/31/28	25,668	23,123	23,190	(7) (8) (10) (11)
Total 1st Lien/Last-Out Unitranche						244,724	244,905

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity	Par (6)	Cost	Fair Value	Footnotes
2nd Lien/Senior Secured Debt - 0.8%
Sazerac Company, Inc.	Beverages	6.50%	S + 2.50%		07/09/32	$24,040	$24,151	$24,063
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	Food Products		5.00%	10/26/25	11/03/32	29,300	—	—	(5) (7) (9) (10)
Colossus Acquireco LLC	Oil, Gas & Consumable Fuels	5.41%	S + 1.75%		07/30/32	25,461	25,380	25,429
Beach Acquisition Bidco LLC	Textiles, Apparel & Luxury Goods	6.92%	S + 3.25%		09/12/32	23,650	23,846	23,813
Total 2nd Lien/Senior Secured Debt							73,377	73,305
Total United States							$14,157,380	$14,113,483
Total Debt Investments							$15,636,232	$15,612,705

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment (1) (2)	Industry (3)	Effective Yield	Initial Acquisition Date	Maturity	Shares(6)	Cost	Fair Value	Footnotes
Equity and Other - 0.7%
Cayman Islands - 0.6%
Structured Finance Obligation – Equity Instruments - 0.6%
Diameter Capital CLO 11, Ltd. - Subordinated Notes	Financial Services	8.85%	07/09/25	07/20/38	$8,770	$8,770	$8,313	(5) (9)
Diameter Capital CLO 13, Ltd. - Subordinated Notes	Financial Services	8.11%	11/26/25	01/20/39	7,580	7,580	7,580	(5) (9)
Madison Park Funding LXX, Ltd. - Subordinated Notes	Financial Services	11.07%	08/04/25	09/04/38	20,090	18,624	18,051	(5) (9)
Octagon 78, Ltd. - Subordinated Notes	Financial Services	9.00%	07/14/25	10/20/38	23,344	20,065	20,457	(5) (9)
Total Structured Finance Obligation – Equity						55,039	54,401
Total Cayman Islands						55,039	54,401
United States - 0.1%
Common Stock - 0.1%
VisionSafe Parent, LLC	Aerospace & Defense		04/19/24		880	$885	$827	(5) (7) (8) (16)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services		04/26/24		6,287,153	5,912	3,646	(5) (7) (8) (13) (16)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services		07/06/22		400	616	574	(5) (8) (13) (16)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21		2,700	$237	$225	(5) (8) (16)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24		27,194,622	$—	$—	(5) (8) (13) (16)
Peppertree Towers, LLC	Wireless Telecommunication Services		12/18/25		9	$10	$10	(5) (7) (16)
Total Common Stock						7,660	5,282
Preferred Stock - 0.0%
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		10/02/24		221	$36	$37	(5) (8) (16)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24		13,194,756	3,101	—	(5) (8) (13) (16)
CloudBees, Inc.	Software		11/24/21		134,557	2,031	2,056	(5) (8) (16)
Total Preferred Stock						5,168	2,093
Membership Interest - 0.0%
BX Frontier Member I Holdings LLC	Oil, Gas & Consumable Fuels		09/22/25		3%	$—	$—	(5) (7) (8) (9) (10) (16)
Total Membership Interest						—	—
Warrants - 0.0%
CloudBees, Inc.	Software		11/24/21		38,977	$24	$29	(5) (8) (16)
Total Warrants						24	29
Total United States						$12,852	$7,404
Total Equity and Other						$67,891	$61,805
Total Investments - 181.4%						$15,704,123	$15,674,510
Investments in Affiliated Money Market Fund - 3.2%
United States - 3.2%
Goldman Sachs Financial Square Government Fund - Institutional Shares					273,742,608	$273,743	$273,743	(17) (18)
Total United States						$273,743	$273,743
Total Investments in Affiliated Money Market Fund						273,743	273,743
Total Investments and Investments in Affiliated Money Market Fund - 184.6%						$15,977,866	$15,948,253

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 3, 2026. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Prepayment premiums	$806	$1,023	$1,159	$1,039
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,515	$1,992	$5,407	$3,056

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

At times, Goldman Sachs, GSAM or their affiliates earn fees for transaction services provided to portfolio companies that are non-recurring and non-refundable. For certain transactions, where the Company participates as a co-lender, Goldman Sachs, GSAM or their affiliates may share a portion of the fees with the Company. For further details, see Note 3 “Significant Agreements and Related Party Transactions — Co-Investment Activity.” The fees are capitalized into the loan balance and recognized over the life of the loan when deemed yield enhancing, otherwise, they are recorded as “Other Income” when earned. For the three and six months ended June 30, 2026, Goldman Sachs, GSAM or their affiliates shared a portion of fees with the Company in the amount of $8,225 and $15,315 which are included in Other Income in the Consolidated Statements of Operations and no amounts were capitalized into a loan balance and recognized over the life of the loan. For the three and six months ended June 30, 2025, no such fees were shared with the Company.

Collateralized loan obligation (“CLO”) equity investments, which are included in Structured Finance Obligation – Equity Instruments in the Consolidated Schedules of Investments, recognize interest income by utilizing an effective interest methodology based upon an effective yield utilizing projected cashflows, as required by ASC 325-40, Beneficial Interest in Securitized Financial Assets.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2026, the Company had an investment held in one portfolio company on non-accrual status, which represented 0.1% and 0.1% of the total investments (excluding investments in money market fund, if any) at amortized cost and at fair value. As of December 31, 2025, the Company had an investment held in one portfolio company on non-accrual status, which represented 0.2% and 0.1% of the total investments (excluding investments in money market fund, if any) at amortized cost and at fair value.

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Receivable/Payable From Investments Sold/Purchased

Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled as of the reporting date.

Money Market Funds

Investments in money market funds are valued at NAV per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of June 30, 2026 and December 31, 2025, the Company held an aggregate cash balance of $142,556 and $197,449. Foreign currency of $8,554 and $45,194 (acquisition cost of $8,722 and $45,020) is included in cash as of June 30, 2026 and December 31, 2025.

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

For the three and six months ended June 30, 2026, Management Fees amounted to $29,379 and $58,576 and the Investment Adviser voluntarily agreed to waive $0 and $9,870. As of June 30, 2026, $19,712 remained payable. For the three and six months ended June 30, 2025, Management Fees amounted to $21,356 and $39,558 and the Investment Adviser voluntarily waived $3,000 and $13,595.

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

•
12.5% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized).

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.

For the three and six months ended June 30, 2026, Incentive Fees based on income amounted to $28,575 and $56,337, and the Investment Adviser voluntarily waived $9,300 and $16,900. As of June 30, 2026, $19,275 remained payable. For the three and six months ended June 30, 2025, Incentive Fees based on income amounted to $18,978 and $35,437, and the Investment Adviser voluntarily waived $9,000 and $21,000.

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

For the three and six months ended June 30, 2026, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $0. For the three and six months ended June 30, 2025, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $0.

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

For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Administrator and the Custodian of $2,694 and $5,191. As of June 30, 2026, $4,235 remained payable. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $1,624 and $2,949.

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

For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Transfer Agent of $1,170 and $2,313. As of June 30, 2026, $1,170 remained payable. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $832 and $1,528.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Affiliates

As of June 30, 2026 and December 31, 2025, affiliates of the Investment Adviser owned 19.0% and 21.6% of the Shares.

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2026
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$273,743	$2,618,530	$(2,735,681)	$—	$—	$156,592	$4,139
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	34,376	—	(37,079)	—	2,703	—	—
SDB HOLDCO, LLC (dba Specialty Dental Brands)	22,413	190	(30)	—	(6,395)	16,178	191
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	9,885	40	(30)	—	(118)	9,777	535
Total Non-Controlled Affiliates	$340,417	$2,618,760	$(2,772,820)	$—	$(3,810)	$182,547	$4,865
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$444,718	$8,078,788	$(8,249,763)	$—	$—	$273,743	$17,563
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	24,851	13,475	(1,311)	—	(2,639)	34,376	2,648
SDB HOLDCO, LLC (dba Specialty Dental Brands)	22,379	7,774	(23)	—	(7,717)	22,413	1,777
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	—	9,984	(15)	—	(84)	9,885	243
Total Non-Controlled Affiliates	$491,948	$8,110,021	$(8,251,112)	$—	$(10,440)	$340,417	$22,231

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2026 and December 31, 2025, there were $3,008 and $3,486, included within Accrued expenses and other liabilities and there were $1,747 and $2,512, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

For the three and six months ended June 30, 2026, the Company incurred placement fees of $9 and $11 and $0 and $0 which were attributable to Class S and Class D shares, respectively. As of June 30, 2026, $7 remained payable. For the three and six months ended June 30, 2025, the Company incurred placement fees of $0 and $0 and $0 and $0 which were attributable to Class S and Class D shares, respectively.

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the three and six months ended June 30, 2026 and June 30, 2025, as applicable.

The following table presents a summary of Expense Payments and the related Reimbursement Payments:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
For the Six Months Ended June 30, 2026
January 31, 2026	$3,250	$—	$3,250
February 28, 2026	3,250	—	3,250
March 31, 2026	3,250	—	3,250
April 30, 2026	3,500	—	3,500
May 31, 2026	3,500	—	3,500
June 30, 2026	3,500	—	3,500
Total	$20,250	$—	$20,250
For the Six Months Ended June 30, 2025
January 31, 2025	$1,222	$—	$1,222
February 28, 2025	1,216	—	1,216
March 31, 2025	1,739	—	1,739
April 30, 2025	1,647	—	1,647
May 31, 2025	1,938	—	1,938
June 30, 2025	2,484	—	2,484
Total	$10,246	$—	$10,246

For the three and six months ended June 30, 2026, the Investment Adviser agreed to advance $10,500 and $20,250, which have been included within the Expense support in the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Investment Adviser agreed to advance $6,069 and $10,246. As of June 30, 2026, unreimbursed Expense Payments eligible for reimbursement under the Expense Support and Conditional Reimbursement Agreement were $68,198.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$17,329,628	$17,144,348	$15,059,143	$15,033,160
1st Lien/Last-Out Unitranche	302,809	302,822	295,586	297,348
2nd Lien/Senior Secured Debt	518,931	517,108	109,673	110,097
Structured Finance Obligation – Debt Instruments	171,830	170,052	171,830	172,100
Structured Finance Obligation – Equity Instruments	52,819	43,127	55,039	54,401
Preferred Stock	5,488	2,193	5,168	2,093
Common Stock	7,660	7,878	7,660	5,282
Membership Interest	—	—	—	—
Warrants	25	47	24	29
Total investments	$18,389,190	$18,187,575	$15,704,123	$15,674,510

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2026				December 31, 2025
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	24.1%		47.7%		18.4%		33.4%
Financial Services	7.8		15.5		9.4		17.1
Commercial Services & Supplies	6.3		12.4		8.4		15.2
Health Care Providers & Services	5.6		11.0		6.1		11.1
Diversified Consumer Services	5.4		10.6		5.0		9.1
Machinery	4.2		8.3		4.5		8.2
Wireless Telecommunication Services	3.6		7.2		1.8		3.2
Trading Companies & Distributors	3.5		6.9		3.3		5.9
Health Care Technology	3.2		6.3		4.5		8.2
Food Products	3.0		5.9		2.2		4.1
Chemicals	2.9		5.7		1.9		3.4
Professional Services	2.9		5.6		2.9		5.2
Insurance	2.7		5.3		3.0		5.5
Air Freight & Logistics	2.5		5.0		1.5		2.8
Oil, Gas & Consumable Fuels	2.3		4.5		3.4		6.1
Pharmaceuticals	2.3		4.5		2.0		3.7
IT Services	2.1		4.1		2.7		4.9
Energy Equipment & Services	1.6		3.2		1.9		3.5
Construction & Engineering	1.4		2.9		1.7		3.1
Electric Utilities	1.3		2.5		1.4		2.6
Textiles, Apparel & Luxury Goods	1.1		2.1		1.5		2.7
Media	1.0		2.0		0.8		1.5
Containers & Packaging	0.9		1.9		1.4		2.4
Health Care Equipment & Supplies	0.9		1.7		1.0		1.8
Distributors	0.9		1.7		1.0		1.8
Aerospace & Defense	0.8		1.6		0.8		1.4
Building Products	0.7		1.5		1.1		2.0
Consumer Staples Distribution & Retail	0.7		1.4		0.5		0.9
Technology Hardware, Storage & Peripherals	0.7		1.4		0.8		1.5
Hotels, Restaurants & Leisure	0.7		1.3		0.7		1.3
Electrical Equipment	0.5		1.0		0.6		1.0
Leisure Products	0.5		0.9		0.5		0.9
Real Estate Mgmt. & Development	0.3		0.6		0.4		0.6
Technology Hardware & Equipment	0.2		0.5		0.3		0.5
Automobile Components	0.2		0.4		0.3		0.5
Entertainment	0.2		0.4		0.2		0.4
Biotechnology	0.2		0.3		—	(1)	—	(1)
Beverages	0.1		0.3		0.2		0.3
Capital Goods	0.1		0.2		0.1		0.2
Household Products	0.1		0.2		0.1		0.2
Diversified Financial Services	0.1		0.2		0.2		0.4
Rail Transportation	0.1		0.2		—		—
Water Utilities	0.1		0.2		0.1		0.2
Life Sciences Tools & Services	0.1		0.1		0.1		0.2
Specialty Retail	0.1		0.1		1.0		1.7
Metals & Mining	—	(1)	0.1		0.1		0.2
Household Durables	—	(1)	0.1		—	(1)	0.1
Ground Transportation	—	(1)	0.1		—	(1)	0.1
Passenger Airlines	—	(1)	0.1		—		—
Construction Materials	—	(1)	0.1		—	(1)	0.1
Industrial Conglomerates	—	(1)	—	(1)	0.1		0.1
Telecommunication Services	—		—		0.1		0.1
Total	100.0%		197.8%		100.0%		181.4%

(1)
Amount rounds to less than 0.1%.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2026	December 31, 2025
United States	89.2%	90.1%
Australia	2.5	2.3
United Kingdom	2.3	2.6
Canada	1.7	1.7
Cayman Islands	1.6	1.4
France	0.6	0.6
Netherlands	0.5	—
Italy	0.5	0.2
Sweden	0.4	0.6
Switzerland	0.3	0.3
Belgium	0.2	—	(1)
Luxembourg	0.1	0.1
India	0.1	0.1
Total	100.0%	100.0%
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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$2,732,576	$14,411,772	$17,144,348	$—	$3,228,090	$11,805,070	$15,033,160
1st Lien/Last-Out Unitranche	—	—	302,822	302,822	—	—	297,348	297,348
2nd Lien/Senior Secured Debt	—	71,383	445,725	517,108	—	73,305	36,792	110,097
Structured Finance Obligation – Debt Instruments	—	170,052	—	170,052	—	172,100	—	172,100
Structured Finance Obligation – Equity Instruments	—	43,127	—	43,127	—	54,401	—	54,401
Preferred Stock	—	—	2,193	2,193	—	—	2,093	2,093
Common Stock	—	—	7,878	7,878	—	—	5,282	5,282
Membership Interest	—	—	—	—	—	—	—	—
Warrants	—	—	47	47	—	—	29	29
Investments in Affiliated Money Market Fund	156,592	—	—	156,592	273,743	—	—	273,743
Unrealized appreciation on derivatives	—	—	—	—	—	2,044	—	2,044
Total Assets	$156,592	$3,017,138	$15,170,437	$18,344,167	$273,743	$3,529,940	$12,146,614	$15,950,297
Liabilities
Unrealized depreciation on derivatives	—	(59,472)	—	(59,472)	—	(2,075)	—	(2,075)
Total Liabilities	$—	$(59,472)	$—	$(59,472)	$—	$(2,075)	$—	$(2,075)

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$12,816,467	Discounted cash flows	Discount Rate	6.4% - 24.1%	9.4%
	$12,399	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	$280,615	Discounted cash flows	Discount Rate	6.3% - 13.0%	9.1%
2nd Lien/Senior Secured Debt	$66,931	Discounted cash flows	Discount Rate	10.2% - 12.1%	11.0%
Equity
Preferred Stock	$368	Comparable multiples	EV/EBITDA(6)	11.6x - 12.5x	11.7x
	$1,825	Comparable multiples	EV/Revenue	—	3.0x
Common Stock	$7,878	Comparable multiples	EV/EBITDA(6)	9.5x - 31.5x	11.3x
Warrants	$47	Comparable multiples	EV/Revenue	—	3.0x
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$8,340,684	Discounted cash flows	Discount Rate	6.4% - 17.3%	9.1%
	$18,800	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	$239,601	Discounted cash flows	Discount Rate	6.1% - 11.3%	8.6%
2nd Lien/Senior Secured Debt	$33,352	Discounted cash flows	Discount Rate	10.9% - 11.8%	11.5%
Equity
Preferred Stock	$37	Comparable multiples	EV/EBITDA(6)	—	13.0x
	$2,056	Comparable multiples	EV/Revenue	—	3.9x
Common Stock	$5,272	Comparable multiples	EV/EBITDA(6)	9.5x - 13.0x	11.6x
Warrants	$29	Comparable multiples	EV/Revenue	—	3.9x

(1)
As of June 30, 2026, included within the fair value of Level 3 assets of $15,170,437 is an amount of $1,983,907 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $13,164,013 or 86.8% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2026
1st Lien/Senior Secured Debt	$11,805,070	$3,430,444	$10	$(109,681)	$(768,863)	$16,839	$37,953	$—	$14,411,772	$(107,601)
1st Lien/Last-Out Unitranche	297,348	125,625	—	(1,750)	(118,849)	448	—	—	302,822	(1,683)
2nd Lien/Senior Secured Debt	36,792	410,891	—	(2,005)	—	47	—	—	445,725	(2,004)
Preferred Stock	2,093	320	—	(220)	—	—	—	—	2,193	(220)
Common Stock	5,282	—	—	2,596	—	—	—	—	7,878	2,596
Warrants	29	—	—	18	—	—	—	—	47	18
Total assets	$12,146,614	$3,967,280	$10	$(111,042)	$(887,712)	$17,334	$37,953	$—	$15,170,437	$(108,894)
For the Six Months Ended June 30, 2025
1st Lien/Senior Secured Debt	$5,131,334	$2,028,623	$(2,942)	$8,074	$(358,882)	$10,413	$36,030	$(59,082)	$6,793,568	$4,095
1st Lien/Last-Out Unitranche	261,643	16,135	—	3,988	—	334	—	—	282,100	3,988
2nd Lien/Senior Secured Debt	—	25,401	—	391	—	7	—	—	25,799	391
Preferred Stock	—	—	—	—	—	—	—	—	—	—
Common Stock	5,372	—	—	(1,189)	—	—	—	—	4,183	(1,189)
Total assets	$5,398,349	$2,070,159	$(2,942)	$11,264	$(358,882)	$10,754	$36,030	$(59,082)	$7,105,650	$7,285

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2026	December 31, 2025
Truist Revolving Credit Facility	3	$2,516,224	$2,892,631
BNPP Revolving Credit Facility	3	$1,060,000	$850,000
MS Revolving Credit Facility	3	$1,399,613	$1,193,154
5.050% February 2028 Notes	2	$698,110	$—
5.875% May 2028 Notes	2	$403,000	$408,080
5.375% January 2029 Notes	2	$655,248	$662,640
6.250% May 2030 Notes	2	$608,160	$613,200
5.875% January 2031 Notes	2	$890,010	$502,150
6.150% June 2031 Notes	2	$744,900	$—

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 202% and 222%.

The Company’s outstanding debt was as follows:

	June 30, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(2)	$3,275,000	$753,006	$2,516,224	$3,275,000	$414,054	$2,892,631
BNPP Revolving Credit Facility(3)	1,500,000	440,000	1,060,000	1,100,000	250,000	850,000
MS Revolving Credit Facility(4)	2,400,000	1,002,378	1,399,613	2,000,000	809,048	1,193,154
5.050% February 2028 Notes	700,000	—	682,304	—	—	—
5.875% May 2028 Notes	400,000	—	392,769	400,000	—	396,958
5.375% January 2029 Notes	660,000	—	644,684	660,000	—	649,041
6.250% May 2030 Notes	600,000	—	584,049	600,000	—	594,052
5.875% January 2031 Notes	900,000	—	858,822	500,000	—	485,885
6.150% June 2031 Notes	750,000	—	721,512	—	—	—
Total debt	$11,185,000	$2,195,384	$8,859,977	$8,535,000	$1,473,102	$7,061,721

(1)
The carrying value is presented net of the unamortized debt issuance costs and includes the cumulative hedging adjustments for those borrowings that are designated in a fair value hedging relationship, as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $4,500,000. As of June 30, 2026 and December 31, 2025, the amount available is reduced by $6,503 and $630 of outstanding letters of credit. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2026, the Company had outstanding borrowings denominated in USD of $1,366,000, in Euros of EUR 483,150, in CAD of CAD 191,425, in GBP of GBP 79,550, in AUD of AUD 462,750, in NOK of NOK 85,000 and in CHF of CHF 23,200. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $2,051,000, in Euros of EUR 298,800, in CAD of CAD 118,050, in GBP of GBP 79,550, in CHF of CHF 24,200, in AUD of AUD 386,250 and in NOK of NOK 90,000.
(3)
Provides, under certain circumstances, a total borrowing capacity of $1,500,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2026, the Company had outstanding borrowings denominated in USD of $1,060,000. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $850,000.
(4)
Provides, under certain circumstances, a total borrowing capacity of $2,400,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2026, the Company had outstanding borrowings denominated in USD of $1,189,900, in GBP of GBP 16,050 and in AUD of AUD 272,150. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $989,900, in GBP of GBP 16,050 and in AUD of AUD 272,150.

The combined weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2026 and for the year ended December 31, 2025 were 5.58% and 6.00%. The combined average debt of the aggregate borrowings outstanding for the six months ended June 30, 2026 was $7,486,528 and for the year ended December 31, 2025 was $3,368,655.

In connection with the issuance of each of the 5.050% February 2028 Notes, 5.875% May 2028 Notes, Initial 5.375% January 2029 Notes, 6.250% May 2030 Notes, Initial 5.875% January 2031 Notes, New 5.875% January 2031 Notes, and 6.150% June 2031 Notes (as defined below), the Company entered into separate interest rate swaps to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to these interest rate swaps are settled semi-annually. The Company designated each interest rate swap and the respective notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying value of the 5.050% February 2028 Notes, 5.875% May 2028 Notes, Initial 5.375% January 2029 Notes, 6.250% May 2030 Notes, Initial 5.875% January 2031 Notes, New 5.875% January 2031 Notes, and 6.150% June 2031 Notes are inclusive of adjustments for the changes in fair value of these notes attributable to the interest rate risk being hedged.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into a credit facility with Truist Bank (the “Truist Revolving Credit Facility”), as administrative agent, the lenders and issuing banks party thereto. The total loans and commitments under the Truist Revolving Credit Facility are $3,275,000, of which $2,545,000 is under a multicurrency sub-facility, $580,000 is under a USD sub-facility and $150,000 is under a term loan tranche as of June 30, 2026. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total loans and commitments under the Truist Revolving Credit Facility up to $4,500,000. The Company has amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023, and May 7, 2026.

Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 7, 2031.

Proceeds from the Truist Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay distributions).

Borrowings thereunder denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) term SOFR plus a margin of either 1.775% or 1.65% (subject to certain gross borrowing base conditions), (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 0.775% or 0.65% (subject to certain gross borrowing base conditions). Borrowings thereunder denominated in non-USD bear interest of the applicable term benchmark rate or daily simple risk-free rate plus a margin of either 1.775% or 1.65% (subject to certain gross borrowing base conditions). With respect to borrowings denominated in USD, the Company may elect either term SOFR or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company's wholly-owned subsidiaries that are formed or acquired by the Company in the future.

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum stockholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of June 30, 2026, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $30,816 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of June 30, 2026 and December 31, 2025, outstanding deferred financing costs were $22,334 and $18,554.

The following table presents the summary information regarding the Truist Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$17,670	$7,415	$41,106	$17,296
Facility fees	1,628	1,160	2,956	1,815
Amortization of financing costs	1,108	699	2,135	1,294
Total	$20,406	$9,274	$46,197	$20,405
Weighted average interest rate	4.88%	5.36%	4.97%	5.62%
Average outstanding balance	$1,451,335	$554,646	$1,667,331	$620,337

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

BNPP Revolving Credit Facility

On September 28, 2023, SPV Public I entered into a credit facility with BNP Paribas (the “BNPP Revolving Credit Facility”), as administrative agent, State Street Bank and Trust Company, as collateral agent, the Company, as equityholder and investment advisor, and the lenders party thereto. The Company has amended the BNPP Revolving Credit Facility on numerous occasions between May 30, 2024 and April 17, 2026.

The total principal amount of the commitments under the BNPP Revolving Credit Facility is $1,500,000. Proceeds from borrowings under the BNPP Revolving Credit Facility may be used to fund portfolio investments by SPV Public I and to make advances under delayed drawdown collateral assets where SPV Public I is a lender. Any amounts outstanding under the BNPP Revolving Credit Facility must be repaid by April 17, 2029.

Prior to April 30, 2024, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.80% per annum. From April 30, 2024 until October 30, 2024, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.735% per annum. From October 31, 2024 until January 31, 2025, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.630% per annum. From January 31, 2025 until April 20, 2026, advances under the BNPP Revolving Credit Facility bore interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.615% per annum. From and after April 21, 2026, advances under the BNPP Revolving Credit Facility bear interest at a per annum rate equal to 1-month or 3-month Term SOFR plus an applicable margin of 1.462% per annum. After the expiration of the reinvestment period on April 17, 2028, the applicable margin on all outstanding advances will increase to 2.462% per annum.

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

The BNPP Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of June 30, 2026, the Company and SPV Public I were in compliance with these covenants.

Costs of $13,124 were incurred in connection with obtaining and amending the BNPP Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BNPP Revolving Credit Facility using the straight-line method. As of June 30, 2026 and December 31, 2025, outstanding deferred financing costs were $8,609 and $4,546.

The following table presents the summary information regarding the BNPP Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$13,062	$10,709	$27,080	$23,501
Facility fees	172	267	367	400
Amortization of financing costs	727	542	1,265	1,056
Total	$13,961	$11,518	$28,712	$24,957
Weighted average interest rate	5.20%	6.02%	5.29%	6.02%
Average outstanding balance	$1,007,088	$713,736	$1,032,569	$787,017

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

The MS Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of June 30, 2026, the Company and GSCR Mott Street were in compliance with all material covenants.

Costs of $20,578 were incurred in connection with obtaining the MS Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the MS Revolving Credit Facility using the straight-line method. As of June 30, 2026 and December 31, 2025, outstanding deferred financing costs were $14,819 and $13,824.

The following table presents the summary information regarding the MS Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$20,721	$11,826	$42,772	$23,311
Facility fees	2,201	2,427	3,877	4,201
Amortization of financing costs	900	819	1,742	1,592
Total	$23,822	$15,072	$48,391	$29,104
Weighted average interest rate	5.65%	6.63%	5.55%	6.57%
Average outstanding balance	$1,470,527	$715,000	$1,554,529	$715,000

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

The following table presents the components of the carrying value of the 5.050% February 2028 Notes:

	June 30, 2026	December 31, 2025
Principal amount of debt	$700,000	$—
Unamortized debt issuance costs	(9,319)	—
Cumulative hedging adjustments	(8,377)	—
Carrying Value	$682,304	$—

The following table presents the components of interest and other debt expenses related to the 5.050% February 2028 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$9,526	$—	$13,402	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	3,707	—	8,330	—
Hedged item	(3,735)	—	(8,377)	—
Amortization of debt issuance costs	1,402	—	1,971	—
Total	$10,900	$—	$15,326	$—

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

The following table presents the components of the carrying value of the 5.875% May 2028 Notes:

	June 30, 2026	December 31, 2025
Principal amount of debt	$400,000	$400,000
Unamortized debt issuance costs	(3,280)	(4,081)
Cumulative hedging adjustments	(3,951)	1,039
Carrying Value	$392,769	$396,958

The following table presents the components of interest and other debt expenses related to the 5.875% May 2028 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$6,185	$3,525	$12,301	$3,525
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	2,499	—	4,952	—
Hedged item	(2,488)	—	(4,990)	—
Amortization of debt issuance costs	438	267	867	267
Total	$6,634	$3,792	$13,130	$3,792

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

The following table presents the components of the carrying value of the 5.375% January 2029 Notes:

	June 30, 2026	December 31, 2025
Principal amount of debt	$660,000	$660,000
Unamortized debt issuance costs	(9,082)	(10,745)
Cumulative hedging adjustments	(6,234)	(214)
Carrying Value	$644,684	$649,041

The following table presents the components of interest and other debt expenses related to the 5.375% January 2029 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$9,221	$—	$18,450	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	3,412	—	6,001	—
Hedged item	(3,429)	—	(6,020)	—
Amortization of debt issuance costs	871	—	1,729	—
Total	$10,075	$—	$20,160	$—

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

The following table presents the components of the carrying value of the 6.250% May 2030 Notes:

	June 30, 2026	December 31, 2025
Principal amount of debt	$600,000	$600,000
Unamortized debt issuance costs	(6,316)	(7,057)
Cumulative hedging adjustments	(9,635)	1,109
Carrying Value	$584,049	$594,052

The following table presents the components of interest and other debt expenses related to the 6.250% May 2030 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$9,794	$5,625	$19,474	$5,625
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	6,863	—	10,730	—
Hedged item	(6,827)	—	(10,744)	—
Amortization of debt issuance costs	407	249	807	249
Total	$10,237	$5,874	$20,267	$5,874

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

The following table presents the components of the carrying value of the 5.875% January 2031 Notes:

	June 30, 2026	December 31, 2025
Principal amount of debt	$900,000	$500,000
Unamortized debt issuance costs	(21,355)	(12,391)
Cumulative hedging adjustments	(19,823)	(1,724)
Carrying Value	$858,822	$485,885

The following table presents the components of interest and other debt expenses related to the 5.875% January 2031 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$13,940	$—	$24,009	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	10,497	—	17,857	—
Hedged item	(10,537)	—	(18,099)	—
Amortization of debt issuance costs	1,158	—	1,982	—
Total	$15,058	$—	$25,749	$—

6.150% June 2031 Notes

On April 21, 2026, the Company closed an offering of $750,000 aggregate principal amount of its 6.150% unsecured notes due 2031 (the “6.150% June 2031 Notes”). The 6.150% June 2031 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as trustee. The Sixth Supplemental Indenture supplements the indenture, dated as of May 6, 2025 (the “Base Indenture” and, together with the Sixth Supplemental Indenture, the “Indenture”). The 6.150% June 2031 Notes will mature on June 16, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Base Indenture, as supplemented by the Sixth Supplemental Indenture.

The following table presents the components of the carrying value of the 6.150% June 2031 Notes:

	June 30, 2026	December 31, 2025
Principal amount of debt	$750,000	$—
Unamortized debt issuance costs	(16,792)	—
Cumulative hedging adjustments	(11,696)	—
Carrying Value	$721,512	$—

The following table presents the components of interest and other debt expenses related to the 6.150% June 2031 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$9,026	$—	$9,026	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	11,571	—	11,571	—
Hedged item	(11,696)	—	(11,696)	—
Amortization of debt issuance costs	658	—	658	—
Total	$9,559	$—	$9,559	$—

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

In accordance with ASC 860, Transfers and Servicing, the Short-Term Borrowings meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party, which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The Company’s obligation is secured by the respective investment that is the subject of the relevant Short-Term Borrowing. Interest expense associated with the Short-Term Borrowings is reported on the Company’s Consolidated Statements of Operations within Interest and other debt expense. There were no Short-Term Borrowings outstanding as of June 30, 2026 and December 31, 2025.

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

The table below presents the average notional amounts, as an indicator for volume, for interest rate swaps:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest rate swaps	$3,562,500	$—	$3,007,143	$—

The Company’s net exposure to interest rate swaps that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, was as follows:

June 30, 2026
	Derivative Assets		Derivative Liabilities
Counterparty	Interest rate swaps	Total	Interest rate swaps	Total	Net Derivative Asset (Liabilities)	Cash collateral netting(1)	Net Amount (2)
Bank of America, N.A.	$—	$—	$(19,820)	$(19,820)	$(19,820)	$19,410	$(410)
BNP Paribas	$—	$—	$(39,652)	$(39,652)	$(39,652)	$38,860	$(792)

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest rate swaps	$(38,549)	$—	$(59,441)	$—
Hedged assets	38,712	—	59,926	—

The table below presents the carrying value of unsecured borrowings that are designated in a qualifying fair value hedging relationship and the related cumulative hedging adjustments (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	June 30, 2026		December 31, 2025
	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Hedged assets	$3,626,989	$(59,716)	$2,125,936	$210

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies.

As of June 30, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Unfunded Commitment Balances (1)
	June 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
123Dentist Inc.	$12,215	$17,926
AAG KP Borrower LLC (dba KUIU)	25,989	27,794
ABC Investment Holdco Inc. (dba ABC Plumbing)	11,938	6,128
Accommodations Plus Technologies LLC	12,292	12,291
Admiral Buyer, Inc. (dba Fidelity Payment Services)	11,720	11,719
Advanced Cooling Technologies, Inc.	4,658	—
Advarra Holdings, Inc.	7,087	7,087
AGS Health BCP Holdings, Inc. (dba AGS Health)	11,249	11,249
AGS Health BCP LLC (dba AGS Health)	6,250	6,250
AI Titan Parent, Inc. (dba Prometheus)	4,742	4,743
Airwavz Solutions, Inc.	2,770	3,791
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	9,342	—
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	24,541	91,688
Aptean, Inc.	17,554	18,438
AQ Sunshine, Inc. (dba Relation Insurance)	18,004	13,911
Ark Data Centers, LLC	27,430	32,705
Artifact Bidco, Inc. (dba Avetta)	19,212	19,212
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	12,159	58,420
Aurora Acquireco, Inc. (dba AuditBoard)	9,600	9,600
Bamboo US BidCo LLC (dba Baxter)	3,180	5,406
BCTO Bluebill Buyer, Inc. (dba Ren)	4,949	4,949
Bells Parent, Inc. (dba Atwell, LLC)	2,463	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	8,410	8,410
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	8,650	8,650
BNI Intermediate Holdings LLC (dba Business Network International)	46,555	—
BSI3 Menu Buyer, Inc (dba Kydia)	249	208
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	5,599	7,258
Burgess Pigment, LLC	23,659	—
Businessolver.com, Inc.	5,578	5,578
BX Frontier Member I LLC	9,544	9,544
Celero Commerce LLC	26,293	30,353
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	367	367
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	63,597	72,841
Clearwater Analytics, LLC	178,553	759,363
Coding Solutions Acquisition, Inc. (dba CorroHealth)	8,076	8,076
Computer Services, Inc.	34,793	34,793
Consilio Midco Limited (dba Cyncly)	30,372	33,013
Convenient Payments Acquisition, Inc.	990	989
Coretrust Purchasing Group LLC	7,459	10,066
Corinthia Bidco Limited (dba Walkers)	44,400	—
Creek Parent, Inc. (dba Catalent)	9,980	9,980
Crewline Buyer, Inc. (dba New Relic)	7,326	7,326
CST Holding Company (dba Intoxalock)	4,949	4,949
CURiO Brands LLC	5,176	5,176
Curriculum Associates, LLC	59,074	67,513
Dayforce Bidco, LLC (dba Dayforce)	22,500	298,625
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	32,264	—
Diamond Communications LLC	24,950	24,950
Dwyer Instruments, LLC	2,842	11,992
Eagle Family Foods Group LLC	22,753	22,753
Edition Holdings, Inc. (dba Enverus)	13,592	20,539

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Unfunded Commitment Balances (1)
	June 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
Edko, LLC	$19,800	$19,800
Engage2Excel, Inc.	639	639
Envero Midco 2 LLC (dba Sun World)	57,172	—
EnviroSmart, LLC (dba ES Integrated)	6,958	8,403
eShipping, LLC	70,723	68,817
Financière N (dba Nemera)	3,530	3,630
Frontgrade Technologies Holdings Inc.	4,252	4,819
Frontline Road Safety Operations, LLC	25,052	61,024
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	19,759	9,091
Fullsteam Operations LLC	72,400	78,803
Galway Borrower LLC	25,125	6,865
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	10,253	11,317
GovDelivery Holdings, LLC (dba Granicus, Inc.)	3,992	4,299
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	18,729	24,044
Hamilton Thorne, Inc.	19,055	19,055
Highfive Dental Holdco, LLC	6,902	7,838
HighLevel, Inc.	22,942	—
Hyland Software, Inc.	4,525	4,525
iCIMS, Inc.	3,387	3,482
Ideal Components Acquisition, LLC (dba Ideal Tridon)	7,880	8,981
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	400	400
INK (BC) BIDCO S.R.L. (dba Namirial)	3,064	5,288
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	29,670	35,082
iWave Information Systems, Inc.	5,417	6,094
Jeppesen Holdings, LLC	11,333	11,333
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	12,171	13,087
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	941	941
KPA Parent Holdings, Inc.	6,032	6,311
Kryptona Bidco US, LLC (dba Kyriba)	10,825	72,879
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	8,337	8,740
Lobos Parent, Inc. (dba NEOGOV)	11,027	13,986
Mandrake Bidco, Inc. (dba Miratech)	6,600	6,600
ML Holdco, LLC (dba MeridianLink)	26,057	26,057
MRI Software LLC	1,139	2,037
NC Topco, LLC (dba NContracts)	6,386	22,352
NCWS Intermediate, Inc. (dba National Carwash Solutions)	15,167	33,087
Netrisk Group Luxco 4 S.à r.l.	3,885	3,788
Netsmart Technologies, Inc.	47,842	47,843
Newtek Merchant Solutions, LLC (dba NewtekOne)	1,990	1,990
NFM & J, L.P. (dba the Facilities Group)	163	227
North Star Acquisitionco, LLC (dba Everway)	14,401	314,420
Octane Purchaser, Inc. (dba Office Ally)	20,267	70,934
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	8,719	8,719
OMEGA II AB (dba Fortnox)	3,908	4,116
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	7,771	9,252
One, Inc. Software Corporation	66,158	66,158
Onward AcquireCo, Inc. (dba OneStream)	88,383	—
Optima S.p.A. (dba Casa Optima)	6,359	51,192

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Unfunded Commitment Balances (1)
	June 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
Orthrus Limited (dba Ocorian)	1,438	1,461
Pacific Group Bidco Pty Ltd (dba Magentus)	22,593	28,685
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	105,533	109,139
Paris US Holdco, Inc. (dba Precinmac)	94,036	64,819
PAS Parent Inc. (dba Pace Analytical)	44,581	44,581
Pavement Preservation Acquisition, LLC (dba Pavement Preservation Group)	1,132	—
PDDS Holdco, Inc. (dba Planet DDS)	6,460	6,984
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	83,547	96,309
Pike Corporation	75,798	75,798
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	12,283	15,530
Precision Concepts Parent Inc.	2,579	2,856
Project Accelerate Parent, LLC (dba ABC Fitness)	6,250	6,250
Prophix Software Inc. (dba Pound Bidco)	1,466	4,419
QBS Parent, Inc. (dba Quorum Software)	26,600	26,756
Ranch Bidco B.V. (dba Innovad)	7,812	52,481
Recorded Books Inc. (dba RBMedia)	35,232	27,916
Rocket Bidco, Inc. (dba Recochem)	12,215	18,493
Rotation Buyer, LLC (dba Rotating Machinery Services)	43,864	45,975
Rubix Foods, LLC	3,300	3,300
Runner Bidco AB (dba nShift)	14,181	14,585
Runway Bidco, LLC (dba Redwood Software)	24,431	24,431
Saber Parent Holdings Corp. (dba Service Logic)	27,993	38,700
Seven BidCo (dba Septeo)	10,081	31,859
SI Swan UK Bidco Limited (dba Sapiens International)	15,836	29,560
Singlewire Software, LLC	7,056	7,560
Sonar Acquisitionco, Inc. (dba SimPRO)	4,811	4,811
Southeast Mechanical, LLC	12,215	12,215
SpecialtyCare, Inc.	13,221	13,221
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	14,687	18,189
SpendMend Holdings LLC	380	380
Splash Car Wash, Inc.	12,338	6,765
Spotless Brands, LLC	37,421	51,454
Summit Buyer, LLC (dba Classic Collision)	137,094	147,136
Sundance Group Holdings, Inc. (dba NetDocuments)	1,861	19,712
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	20,956	13,548
Superman Holdings, LLC (dba Foundation Software)	4,070	4,070
Supreme Fitness Group NY Holdings, LLC	3,639	3,638
TEI Intermediate LLC (dba Triumvirate Environmental)	22,673	40,754
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	27,003	140,884
Trilon Group, LLC	285	—
Tropical Bidco, LLC (dba Tropical Cheese)	17,538	17,538
Trystar, LLC	23,225	40,600
UFT Buyer LLC (dba United Flow Technologies)	33,142	40,079
Unit4 Group Holding B.V.	17,778	117,874
US Signal Company, LLC	5,758	8,637
USA DeBusk, LLC	5,299	33,629
Valet Waste Holdings, Inc. (dba Valet Living)	433	12,820

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Unfunded Commitment Balances (1)
	June 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
Vamos Bidco, Inc. (dba VIP)	35,770	37,200
VASA Fitness Buyer, Inc.	1,371	8,269
Victors Purchaser, LLC (dba Service Express)	26,835	27,064
VisionSafe Holdings, Inc.	1,763	1,763
VRS Buyer, Inc. (dba LiquidTech)	3,651	11,610
Watlow Electric Manufacturing Company	96	—
WebPT, Inc.	278	36
Wellness AcquisitionCo, Inc. (dba SPINS)	1,716	1,716
Westwood Professional Services Inc.	23,286	27,855
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	10,867	10,867
Zarya HoldCo, Inc. (dba Eptura)	536	938
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	46,279	51,531
Zeus Company LLC	9,461	18,923
A.C.N. 664 616 371 Pty Ltd (dba Aspen Pharmacare)	—	193,851
Algae BidCo (dba Solabia Group)	—	3,347
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	—	118,890
Circustrix Holdings, LLC (dba SkyZone)	—	1,182
eResearch Technology, Inc. (dba Clario)	—	40,214
GEMS Topco Limited (dba GEMS Education)	—	59,400
Kene Acquisition, Inc. (dba Entrust)	—	52,607
Onyx CenterSource, Inc.	—	137
PT Intermediate Holdings III, LLC (dba Parts Town)	—	7,802
Solar Holdings Bidco Limited (dba SLR Consulting)	—	6,055
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	—	124
Total 1st Lien/Senior Secured Debt	$3,059,414	$5,222,746
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$340	$1,169
Everest Portfolio Company, LLC	17,128	—
K2 Towers II, LLC	275	275
K2 Towers III, LLC	7,450	9,140
Octagon Towers LLC	1,010	1,010
Peppertree Towers, LLC	807	807
Skyway Towers Intermediate LLC	16,337	18,880
Tarpon Towers II LLC	7,031	8,438
EIP Consolidated, LLC (dba Everest Infrastructure)	—	1,417
Towerco IV Holdings, LLC	—	2,350
Total 1st Lien/Last-Out Unitranche	$50,378	$43,486
2nd Lien/Senior Secured Debt
Consilio IntermediateCo Limited (dba Cyncly)	$6,603	$6,603
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	—	28,861
Total 2nd Lien/Senior Secured Debt	$6,603	$35,464
Membership Interest
BX Frontier Member I Holdings LLC	$37,023	$37,023
Total Membership Interest	$37,023	$37,023
Total	$3,153,418	$5,338,719

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The Company may itself commit, or commit alongside one or more other Accounts, to issue standby letters of credit in connection with an investment or it may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of the Company or the Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer or its designee as defined in the relevant credit agreement. As of June 30, 2026 and December 31, 2025, the Company has committed to fund letters of credit of $38,445 and $27,916 on behalf of the Accounts.

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

The following table summarizes transactions in Shares for the three and six months ended June 30, 2026.

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Shares	Amount	Shares	Amount
Class I
Issuance of common shares	11,044,220	$272,292	52,750,847	$1,311,374
Reinvestment of common stockholder distributions	2,325,731	57,347	4,834,382	119,774
Repurchased shares	(12,076,762)	(296,761)	(29,358,620)	(722,258)
Early repurchase deduction	—	294	—	431
Net increase (decrease)	1,293,189	$33,172	28,226,609	$709,321
Class S
Issuance of common shares	122,233	$3,013	207,125	$5,112
Reinvestment of common stockholder distributions	1,006	25	1,034	25
Repurchased shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	123,239	$3,038	208,159	$5,137
Class D
Issuance of common shares	4,051	$100	16,189	$400
Reinvestment of common stockholder distributions	178	4	178	4
Repurchased shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	4,229	$104	16,367	$404

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes transactions in Shares for the three and six months ended June 30, 2025.

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
Class I
Issuance of common shares	38,029,583	$953,692	88,985,352	$2,237,904
Reinvestment of common stockholder distributions	2,143,779	53,737	4,075,506	102,409
Repurchased shares	(5,594,727)	(140,269)	(8,262,189)	(207,240)
Early repurchase deduction	—	42	—	42
Net increase (decrease)	34,578,635	$867,202	84,798,669	$2,133,115
Class S
Issuance of common shares	—	$—	—	$—
Reinvestment of common stockholder distributions	—	—	—	—
Repurchased shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	—	$—	—	$—
Class D
Issuance of common shares	—	$—	—	$—
Reinvestment of common stockholder distributions	—	—	—	—
Repurchased shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	—	$—	—	$—

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

	Class I		Class S		Class D
Share Issue Date	Shares Issued	Proceeds Received	Shares Issued	Proceeds Received	Shares Issued	Proceeds Received
For the Six Months Ended June 30, 2026
January 1, 2026	12,358,659	$308,843	—	$—	—	$—
February 1, 2026	22,794,095	568,257	4,011	100	—	—
March 1, 2026	6,553,873	161,982	80,881	1,999	12,138	300
April 1, 2026	4,280,186	105,382	59,118	1,456	—	—
May 1, 2026	3,372,858	83,185	40,546	1,000	—	—
June 1, 2026	3,391,176	83,725	22,569	557	4,051	100
Total	52,750,847	1,311,374	207,125	5,112	16,189	400
For the Six Months Ended June 30, 2025
January 1, 2025	23,191,555	$584,891	—	$—	—	$—
February 1, 2025	15,021,187	378,834	—	—	—	—
March 1, 2025	12,743,027	320,487	—	—	—	—
April 1, 2025	19,173,626	481,450	—	—	—	—
May 1, 2025	9,608,339	240,497	—	—	—	—
June 1, 2025	9,247,618	231,745	—	—	—	—
Total	88,985,352	2,237,904	—	—	—	—

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

			Class I			Class S		Class D
Date Declared	Record Date	Payment Date	Amount Per Share		Shares	Amount Per Share	Shares	Amount Per Share	Shares
For the Six Months Ended June 30, 2026
November 5, 2025	January 30, 2026	March 5, 2026	$0.1850		790,674	$—	—	$—	—
February 25, 2026	February 27, 2026	April 10, 2026	$0.1850		787,456	$0.1708	28	$—	—
February 25, 2026	March 31, 2026	May 5, 2026	$0.1850		775,690	$0.1665	208	$0.1798	59
February 25, 2026	April 30, 2026	May 28, 2026	$0.1850		782,597	$0.1678	302	$0.1799	59
May 6, 2026	May 29, 2026	July 2, 2026	$0.1850		767,444	$0.1677	496	$0.1799	60
May 6, 2026	June 30, 2026	July 28, 2026	$0.1850		782,110	$0.1677	588	$0.1797	60

For the Six Months Ended June 30, 2025
November 7, 2024	January 31, 2025	February 28, 2025	$0.2000		633,167	$—	—	$—	—
February 26, 2025	February 28, 2025	April 7, 2025	$0.1900	(1)	653,785	$—	—	$—	—
February 26, 2025	March 31, 2025	April 28, 2025	$0.1900		689,129	$—	—	$—	—
February 26, 2025	April 30, 2025	May 28, 2025	$0.1900		712,313	$—	—	$—	—
May 7, 2025	May 30, 2025	July 3, 2025	$0.1900		742,338	$—	—	$—	—
May 7, 2025	June 30, 2025	July 29, 2025	$0.1900		759,594	$—	—	$—	—

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes the share repurchases:

				Class I		Class S		Class D
Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount (3)	Number of Shares	Amount (3)	Number of Shares	Amount (3)	Number of Shares
For the Six Months Ended June 30, 2026
March 2, 2026	March 27, 2026	5.0%	$24.62	$425,202	17,281,858	$—	—	$—	—
May 26, 2026	June 23, 2026	5.0%	$24.57	295,939	12,076,762	—	—	—	—
Total				$721,141	29,358,620	$—	—	$—	—

For the Six Months Ended June 30, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66,945	2,667,462	$—	—	$—	—
May 22, 2025	June 20, 2025	5.0%	$25.07	140,224	5,594,727	—	—	—	—
Total				$207,169	8,262,189	$—	—	$—	—

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Six Months Ended June 30, 2026
	Class I	Class S	Class D
Per Common Share Data(1):
NAV, beginning of period	$24.99	$24.93	$24.72
Net investment income	1.16	0.87	0.76
Net realized and unrealized gains (losses)(2)	(0.47)	(0.39)	(0.19)
Net increase in net assets from operations(2)	$0.69	$0.48	$0.57
Distributions recorded:
From distributable earnings to common stockholders	(1.11)	(0.84)	(0.72)
Total increase (decrease) in net assets	$(0.42)	$(0.36)	$(0.15)
NAV, end of period	$24.57	$24.57	$24.57	(5)
Shares outstanding, end of period	373,929,551	208,159	16,367
Weighted average shares outstanding	379,428,975	127,033	13,223
Total return based on NAV(3)	2.83%	1.97%	2.36%
Supplemental Data/Ratio(4):
Net assets, end of period	$9,188,531	$5,115	$402
Ratio of net expenses to average net assets	7.13%	8.28%	7.71%
Ratio of net expenses before voluntary waivers to average net assets	7.41%	8.50%	7.90%
Ratio of net expenses (without net incentive fees and interest and other debt expenses) to average net assets	1.22%	2.19%	1.64%
Ratio of interest and other debt expenses to average net assets	4.88%	5.09%	5.05%
Ratio of net incentive fees to average net assets	1.03%	1.00%	1.02%
Ratio of total expenses to average net assets	7.63%	8.68%	8.04%
Ratio of net investment income to average net assets	8.75%	7.89%	8.39%
Portfolio turnover	10%	10%	10%

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
(4)
Ratios are annualized, except for, as applicable, fee waivers, expense support and non-recurring fees that Goldman Sachs, GSAM or their affiliates have shared with the Company. NAV used in ratios represents NAV to common stockholders.
(5)
Class D NAV per share as of June 30, 2026 rounds to $24.57 when the non-rounded net asset value is used in the calculation.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

For the Six Months Ended June 30, 2025
Class I
Per Common Share Data(1):
NAV, beginning of period	$25.22
Net investment income	1.15
Net realized and unrealized gains (losses)(2)	(0.15)
Net increase in net assets from operations(2)	$1.00
Distributions recorded:
From distributable earnings to common stockholders	(1.14)
From return of capital	(0.01)
Total increase (decrease) in net assets	$(0.15)
NAV, end of period	$25.07
Shares outstanding, end of period	279,279,667
Weighted average shares outstanding	254,099,616
Total return based on NAV(4)	4.05%
Supplemental Data/Ratio(5):
Net assets, end of period	$7,002,707
Ratio of net expenses to average net assets	4.58%
Ratio of net expenses before voluntary waivers to average net assets	5.12%
Ratio of net expenses (without net incentive fees and interest and other debt expenses) to average net assets	1.13%
Ratio of interest and other debt expenses to average net assets	2.66%
Ratio of net incentive fees to average net assets	0.79%
Ratio of total expenses to average net assets	5.29%
Ratio of net investment income to average net assets	8.50%
Portfolio turnover	7%

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

There were no Class S shares or Class D shares outstanding for the three and six months ended June 30, 2025.

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

July and August Subscriptions

On July 1, 2026, the Company received $149,839 of proceeds relating to the issuance of 6,097,725 Class I shares and $445 of proceeds relating to the issuance of 18,109 Class S shares. Included in the aforementioned proceeds is $62,999 that the Company received from an affiliate of the Investment Adviser.

On August 3, 2026, the Company received $154,187, $1,485 and $8 of proceeds relating to the issuance of Class I shares, Class S shares and Class D shares. Included in the aforementioned proceeds is $69,963 that the Company received from an affiliate of the Investment Adviser.

Distributions

On August 6, 2026, the Board of Directors declared monthly distributions from the Company's taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
August 31, 2026	September 30, 2026
September 30, 2026	October 29, 2026
October 30, 2026	November 27, 2026

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through June 30, 2026, we have originated approximately $22.17 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

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

We generally lead the origination of our investments as the primary lender, and we may participate in club deals (which are generally investments made by a small group of firms). Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For additional information, see “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief” in our annual report on Form 10-K for the year ended December 31, 2025. In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets. From time to time, we may opportunistically dispose of certain assets as part of our overall investment strategy.

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

Our leverage may take the form of revolving or term loans from financial institutions, such as the Truist Revolving Credit Facility (as defined below), the BNPP Revolving Credit Facility (as defined below), and the MS Revolving Credit Facility (as defined below, and together with the Truist Revolving Credit Facility and the BNPP Revolving Credit Facility, collectively, the “Revolving Credit Facilities”), debt securities, such as secured or unsecured bonds, including the 5.050% February 2028 Notes, 5.875% May 2028 Notes, 5.375% January 2029 Notes, 6.250% May 2030 Notes, 5.875% January 2031 Notes, and 6.150% June 2031 Notes (each as defined below), securitization of portions of our investment portfolio, preferred shares and/or reverse repurchase agreements (including short term participations or pledges of our directly originated debt positions). The Revolving Credit Facilities and other leverage techniques described herein allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage.” The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us” in our annual report on Form 10-K for the year ended December 31, 2025.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$17,329.63	$17,144.35	$15,059.14	$15,033.16
First Lien/Last-Out Unitranche	302.81	302.82	295.59	297.35
Second Lien/Senior Secured Debt	518.93	517.11	109.67	110.10
Structured Finance Obligation – Debt Instruments	171.83	170.05	171.83	172.10
Structured Finance Obligation – Equity Instruments	52.82	43.13	55.04	54.40
Preferred Stock	5.49	2.19	5.17	2.09
Common Stock	7.66	7.88	7.66	5.28
Membership Interest	—	—	—	—
Warrants	0.02	0.05	0.02	0.03
Total investments	$18,389.19	$18,187.58	$15,704.12	$15,674.51

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.4%	8.7%	8.4%	8.5%
First Lien/Last-Out Unitranche(2)(3)	8.9%	9.0%	8.7%	8.8%
Second Lien/Senior Secured Debt(2)	8.5%	8.5%	7.7%	7.7%
Structured Finance Obligation – Debt Instruments(2)	7.4%	7.5%	7.8%	7.8%
Structured Finance Obligation – Equity Instruments(4)	8.9%	11.8%	9.6%	9.7%
Preferred Stock(5)	—	—	—	—
Common Stock(5)	—	—	—	—
Membership Interest(5)	—	—	—	—
Warrants(5)	—	—	—	—
Total Portfolio	8.4%	8.7%	8.4%	8.5%

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

As of June 30, 2026, the total portfolio weighted average yield measured at amortized cost and fair value was 8.4% and 8.7%, as compared to 8.4% and 8.5% as of December 31, 2025. The increase in weighted average yield at fair value within Structured Finance Obligation – Equity Instruments was primarily due to a decrease in the fair value of Madison Park Funding LXX, ltd.

As of June 30, 2026, the Liquid Investments portfolio weighted average yield measured at amortized cost and fair value was 6.3% and 6.7%, compared to 6.4% and 6.5% as of December 31, 2025.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2026		December 31, 2025
Number of portfolio companies in which we have Private Credit Investments	190		184
Number of Liquid Investments	190		182
Percentage of performing debt bearing a floating rate(1)		97.7%		99.7%
Percentage of performing debt bearing a fixed rate(1)(2)		2.3%		0.3%
Weighted average loan-to-value (“LTV”)(3)		44.5%		42.1%
Weighted average leverage (net debt/EBITDA)(4)	5.9	x	6.0	x
Weighted average interest coverage(4)	2.0	x	2.0	x
Median EBITDA(4)	$109.00 million		$107.31 million

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

As of June 30, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 7.9% and 6.5% of total Private Credit Investments at fair value.

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

	As of
	June 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$222.51	1.2%	$68.17	0.4%
Grade 2	17,668.49	97.1	15,584.63	99.5
Grade 3	284.18	1.6	2.91	—	(1)
Grade 4	12.40	0.1	18.80	0.1
Total Investments	$18,187.58	100.0%	$15,674.51	100.0%

(1) Amount rounds to less than 0.1%.

The increase in investments with a Grade 1 investment performance rating primarily driven by the investments with an aggregate fair value of $217.23 million being upgraded from a Grade 2 investment performance rating due to potential exits. The increase in investments with a Grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $311.91 million being downgraded from a Grade 2 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$18,361.98	99.9%	$15,676.91	99.8%
Non-accrual	27.21	0.1	27.21	0.2
Total Investments	$18,389.19	100.0%	$15,704.12	100.0%

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

The following table shows our investment activity by investment type of our Private Credit Investments(1):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$222.96	$2,392.76
First Lien/Last-Out Unitranche	39.34	—
Second Lien/Senior Secured Debt	—	38.05
Total	$262.30	$2,430.81
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$153.70	$216.71
First Lien/Last-Out Unitranche	—	—
Total	$153.70	$216.71
Net increase in portfolio	$108.60	$2,214.10
Number of new portfolio companies with new investment commitments	3	24
Total new investment commitment amount in new portfolio companies	$98.84	$1,943.89
Average new investment commitment amount in new portfolio companies	$32.95	$81.00
Number of existing portfolio companies with new investment commitments	7	8
Total new investment commitment amount in existing portfolio companies	$163.46	$486.92
Weighted average remaining term for new investment commitments (in years)(2)	5.5	6.4
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.0%	8.7%
Weighted average yield on new investment commitments(5)	9.0%	8.7%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.6%	10.3%
Weighted average yield on investments sold or repaid(7)	8.6%	10.3%

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

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the three months ended June 30, 2026 and for the three months ended June 30, 2025 was $(192.15) million and $308.36 million. As of June 30, 2026 and June 30, 2025, the fair value of Liquid Investments (excluding investments in money market funds, if any) was $2,149.96 million, or 11.8% and $2,029.52 million, or 21.1% of our portfolio.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Total investment income	$383.99	$222.57	$747.92	$414.09
Net expenses	(165.11)	(72.35)	(308.44)	(122.47)
Net investment income	$218.88	$150.22	$439.48	$291.62
Net realized gain (loss) on investments	(2.89)	(3.82)	(13.82)	(7.49)
Net unrealized appreciation (depreciation) on investments	(32.45)	20.78	(172.00)	(1.51)
Net realized and unrealized gain (losses) on translations and transactions	9.16	(20.09)	6.39	(26.99)
Net realized and unrealized gains (losses)	$(26.18)	$(3.13)	$(179.43)	$(35.99)
Net increase in net assets from operations	$192.70	$147.09	$260.05	$255.63

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Interest income	$369.20	213.83	$717.34	$396.57
Dividend income	1.33	4.43	4.14	8.74
Other income	13.46	4.31	26.44	8.78
Total investment income	$383.99	$222.57	$747.92	$414.09
•
Interest income increased from $213.83 million and $396.57 million for the three and six months ended June 30, 2025 to $369.20 million and $717.34 million for the three and six months ended June 30, 2026. The increase was primarily driven by our deployment of capital into income producing investments.
•
Other income increased from $4.31 million and $8.78 million for the three and six months ended June 30, 2025 to $13.46 million and $26.44 million for the three and six months ended June 30, 2026. The increase was primarily driven by Goldman Sachs, GSAM or their affiliates sharing a portion of fees for transaction services with us. For further details, see Note 2 “Significant Accounting Policies — Revenue Recognition” in our consolidated financial statements included in this report.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Interest and other debt expenses	$120.65	$45.53	$227.49	$84.13
Management fees	29.38	21.36	58.58	39.56
Incentive fees based on income	28.57	18.98	56.34	35.44
Stockholder servicing and/or distribution fees	0.01	—	0.01	—
Professional fees	1.03	0.68	2.04	1.30
Offering costs	0.18	0.32	0.51	0.59
Directors’ fees	0.13	0.17	0.25	0.34
Other general and administrative expenses	4.96	3.38	10.24	5.95
Total expenses	$184.91	$90.42	$355.46	$167.31
Fee waivers	(9.30)	(12.00)	(26.77)	(34.60)
Expense support	(10.50)	(6.07)	(20.25)	(10.24)
Net Expenses	$165.11	$72.35	$308.44	$122.47

In the table above:

•
Interest and other debt expenses increased from $45.53 million and $84.13 million for the three and six months ended June 30, 2025 to $120.65 million and $227.49 million for the three and six months ended June 30, 2026. The increase was primarily driven by an increase in the weighted average aggregate borrowings outstanding from $2,598.77 million and $2,431.75 million for the three and six months ended June 30, 2025 to $7,774.11 million and $7,486.53 million for the three and six months ended June 30, 2026.
•
Management Fees increased from $21.36 million and $39.56 million for the three and six months ended June 30, 2025 to $29.38 million and $58.58 million for the three and six months ended June 30, 2026. The increase was primarily driven by an increase in net assets. The Investment Adviser waived $3.00 million and $13.60 million for the three and six months ended June 30, 2025 and $0 million and $9.87 million for the three and six months ended June 30, 2026.
•
Incentive Fees based on income increased from $18.98 million and $35.44 million for the three and six months ended June 30, 2025 to $28.57 million and $56.34 million for the three and six months ended June 30, 2026. The increase was primarily driven by an increase in net investment income. The Investment Adviser waived $9.00 million and $21.00 million for the three and six months ended June 30, 2025 and $9.30 million and $16.90 million for the three and six months ended June 30, 2026.
•
The Investment Adviser elected to pay $10.50 million and $20.25 million of certain of our expenses on our behalf for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Investment Adviser elected to pay $6.07 million and $10.24 million. For further details, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements included in this report.
•
Other general and administrative expenses increased from $3.38 million and $5.95 million for the three and six months ended June 30, 2025 to $4.97 million and $10.24 million for the three and six months ended June 30, 2026. The increase was primarily driven by an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2026		June 30, 2025	June 30, 2026	June 30, 2025
	(in millions)
Other, net	$(0.66)		$(0.54)	$(5.17)	$(4.10)
Plano HoldCo Inc.	(0.81)		—	(1.00)	—
Franklin Square Holdings, L.P.	(1.42)		—	(1.42)	—
MH Sub I, LLC	—		(0.52)	(0.41)	(0.52)
Pre-Paid Legal Services, Inc.	—	(1)	—	(0.70)	—
Quartz Acquireco LLC	—	(1)	—	(0.95)	—
iSolved Inc	—	(1)	—	(1.19)	—
Cotiviti, Inc.	—		—	(1.27)	—
Project Alpha Intermediate Holding, Inc.	—	(1)	—	(1.71)	—
Virgin Media Bristol, LLC	—		(0.00)	—	(0.02)
Foundation Building Materials Holding Company, LLC	—		(0.21)	—	(0.21)
Summit Behavioral Healthcare, LLC	—		(0.29)	—	(0.29)
Oscar AcquisitionCo, LLC	—		(0.33)	—	(0.42)
Peraton Corp.	—		(0.33)	—	(0.33)
Ascend Performance Materials Operations, LLC	—		(1.60)	—	(1.60)
Net realized gain (loss)	$(2.89)		$(3.82)	$(13.82)	$(7.49)
(1)
Amounts round to less than $0.01.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Unrealized appreciation	$38.13	$46.69	$24.89	$44.40
Unrealized depreciation	(70.58)	(25.91)	(196.89)	(45.91)
Net change in unrealized appreciation (depreciation) on investments	$(32.45)	$20.78	$(172.00)	$(1.51)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
	($ in millions)
Portfolio Company:
Renaissance Holding Corp.	$8.16	$(8.01)
Franklin Square Holdings, L.P.	4.04	0.21
Priority Holdings, LLC (dba Priority Payment)	1.84	0.38
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	0.29	6.33
North Star Acquisitionco, LLC (dba Everway)	(0.36)	(3.86)
Seven BidCo (dba Septeo)	(0.92)	(3.66)
Octagon 78, Ltd. - Subordinated Notes	(1.30)	(4.63)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	(1.50)	(6.40)
Octane Purchaser, Inc. (dba Office Ally)	(2.32)	(3.59)
Crewline Buyer, Inc. (dba New Relic)	(2.86)	(3.32)
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	(2.99)	(2.99)
Paris US Holdco, Inc. (dba Precinmac)	(3.26)	(3.32)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(5.19)	(5.49)
Dayforce Bidco, LLC (dba Dayforce)	(5.55)	(14.84)
Frontline Road Safety Operations, LLC	(8.06)	(9.03)
Other, net(1)	(12.47)	(109.78)
Total	$(32.45)	$(172.00)
(1)
For the three and six months ended June 30, 2026, Other, net includes gross unrealized appreciation of $23.80 million and $17.97 million and gross unrealized depreciation of $(36.27) million and $(127.74) million.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2026 was primarily driven by the widening of market spreads, most notably Dayforce Bidco, LLC (dba Dayforce), during the period. These declines were partially offset by unrealized appreciation on certain portfolio companies.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 202% and 222%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

The following table summarizes the securities issued and proceeds related to such issuances for the periods shown below:

	Class I		Class S		Class D
Share Issue Date	Shares Issued	Proceeds Received ($ in millions)	Shares Issued	Proceeds Received ($ in millions)	Shares Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2026
January 1, 2026	12,358,659	$308.84	—	$—	—	$—
February 1, 2026	22,794,095	568.26	4,011	0.10	—	—
March 1, 2026	6,553,873	161.98	80,881	2.00	12,138	0.30
April 1, 2026	4,280,186	105.38	59,118	1.46	—	—
May 1, 2026	3,372,858	83.19	40,546	1.00	—	—
June 1, 2026	3,391,176	83.72	22,569	0.55	4,051	0.10
Total	52,750,847	1,311.37	207,125	5.11	16,189	0.40
For the Six Months Ended June 30, 2025
January 1, 2025	23,191,555	$584.89	—	$—	—	$—
February 1, 2025	15,021,187	378.83	—	—	—	—
March 1, 2025	12,743,027	320.49	—	—	—	—
April 1, 2025	19,173,626	481.45	—	—	—	—
May 1, 2025	9,608,339	240.50	—	—	—	—
June 1, 2025	9,247,618	231.74	—	—	—	—
Total	88,985,352	2,237.90	—	—	—	—

Share Repurchase Program

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase in each quarter up to 5% of our Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The following table summarizes the share repurchases:

				Class I		Class S		Class D
Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount (3) ($ in millions)	Number of Shares	Amount (3) ($ in millions)	Number of Shares	Amount (3) ($ in millions)	Number of Shares
For the Six Months Ended June 30, 2026
March 2, 2026	March 27, 2026	5.0%	$24.62	$425.20	17,281,858	$—	—	$—	—
May 26, 2026	June 23, 2026	5.0%	$24.57	295.94	12,076,762	—	—	—	—
Total				$721.14	29,358,620	$—	—	$—	—

For the Six Months Ended June 30, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462	$—	—	$—	—
May 22, 2025	June 20, 2025	5.0%	$25.07	140.22	5,594,727
Total				$207.17	8,262,189	$—	—	$—	—

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

The following table shows our contractual obligations as of June 30, 2026:

	Payments Due by Period ($ in millions)

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$2,516.22	$—	$—	$2,516.22	$—
BNPP Revolving Credit Facility(2)	$1,060.00	$—	$1,060.00	$—	$—
MS Revolving Credit Facility(3)	$1,399.61	$—	$—	$1,399.61
5.050% February 2028 Notes	$700.00	$—	$700.00	$—	$—
5.875% May 2028 Notes	$400.00	$—	$400.00	$—	$—
5.375% January 2029 Notes	$660.00	$—	$660.00	$—	$—
6.250% May 2030 Notes	$600.00	$—	$—	$600.00	$—
5.875% January 2031 Notes	$900.00	$—	$—	$900.00	$—
6.150% June 2031 Notes	$750.00	$—	$—	$750.00	$—

(1)
We may borrow amounts in U.S. Dollars (“USD”) or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2026, the Company had outstanding borrowings denominated in USD of $1,366.00 million, in Euros (“EUR”) of EUR 483.15 million, in Canadian Dollars (“CAD”) of CAD 191.43 million, in Great British Pounds (“GBP”) of GBP 79.55 million, in Swiss franc (“CHF”) of CHF 23.20 million, in NOK of NOK 85.00 million and in Australian Dollars (“AUD”) of AUD 462.75 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2026, the Company had outstanding borrowings denominated in USD of $1,060.00 million.
(3)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2026, the Company had outstanding borrowings denominated in USD of $1,189.90 million, in GBP of GBP16.05 million, and in CHF of CHF 272.15 million.

In connection with the issuance of each of the 5.050% February 2028 Notes, 5.875% May 2028 Notes, Initial 5.375% January 2029 Notes, 6.250% May 2030 Notes, Initial 5.875% January 2031 Notes, New 5.875% January 2031 Notes, and 6.150% June 2031 Notes (as defined below), the Company entered into separate interest rate swaps to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to these interest rate swaps are settled semi-annually. The Company designated each interest rate swap and the respective notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying value of the 5.050% February 2028 Notes, 5.875% May 2028 Notes, Initial 5.375% January 2029 Notes, 6.250% May 2030 Notes, Initial 5.875% January 2031 Notes, New 5.875% January 2031 Notes, and 6.150% June 2031 Notes are inclusive of adjustments for the changes in fair value of these notes attributable to the interest rate risk being hedged. For further details, see Note 2 "Significant Accounting Policies—Derivatives," Note 6 “Debt” and Note 7 “Derivatives” to our consolidated financial statements included in this report.

Truist Revolving Credit Facility

On April 6, 2023, we entered into a revolving credit facility (as amended, the “Truist Revolving Credit Facility”) with total loans and commitments of $3,275.00 million. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total loans and commitments up to $4,500.00 million. For further details, see Note 6 “Debt–Truist Revolving Credit Facility” in our consolidated financial statements included in this report.

BNPP Revolving Credit Facility

On September 28, 2023, GS Private Credit SPV Public I LLC (“SPV Public I”), a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “BNPP Revolving Credit Facility”) with total commitments of $1,500 million. For further details, see Note 6 “Debt–BNPP Revolving Credit Facility” in our consolidated financial statements included in this report.

MS Revolving Credit Facility

On August 9, 2024, GSCR Mott Street SPV LLC, a wholly-owned subsidiary of the Company (“GSCR Mott Street”), entered into a revolving credit facility (the “MS Revolving Credit Facility”) with an initial principal amount of $1,000.00 million (the “Tranche A Advances”), and total commitments of $2,400.00 million. For further details, see Note 6 “Debt–MS Revolving Credit Facility” in our consolidated financial statements included in this report.

5.050% February 2028 Notes

On February 23, 2026, we closed an offering of $700.00 million aggregate principal amount of 5.050% unsecured notes due 2028 (the “5.050% February 2028 Notes”). The 5.050% February 2028 Notes will mature on February 23, 2028 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—5.050% February 2028 Notes” to our consolidated financial statements included in this report.

5.875% May 2028 Notes

On May 6, 2025, we closed an offering of $400.00 million aggregate principal amount of 5.875% unsecured notes due 2028 (the “5.875% May 2028 Notes”). The 5.875% May 2028 Notes will mature on May 6, 2028 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—5.875% May 2028 Notes” to our consolidated financial statements included in this report.

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

On December 16, 2025, we closed an additional offering of $260.00 million aggregate principal amount of 5.375% unsecured notes due 2029 (the "New 5.375% January 2029 Notes," together with the Initial 5.375% January 2029 Notes, the "5.375% January 2029 Notes"). The New 5.375% January 2029 Notes will be treated as a single class of notes with the Initial 5.375% January 2029 Notes for all purposes under the indenture. For further details, see Note 6 “Debt—5.375% January 2029 Notes” to our consolidated financial statements included in this report.

6.250% May 2030 Notes

On May 6, 2025, we closed an offering of $600.00 million aggregate principal amount of 6.250% unsecured notes due 2030 (the “6.250% May 2030 Notes”). The 6.250% May 2030 Notes will mature on May 6, 2030 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—6.250% May 2030 Notes” to our consolidated financial statements included in this report.

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

On February 23, 2026, we closed an additional offering of $400.00 million aggregate principal amount of 5.875% unsecured notes due 2031 (the "New 5.875% January 2031 Notes," together with the Initial 5.875% January 2031 Notes, the "5.875% January 2031 Notes"). The New 5.875% January 2031 Notes will be treated as a single class of notes with the Initial 5.875% January 2031 Notes for all purposes under the indenture. For further details, see Note 6 “Debt—5.875% January 2031 Notes” to our consolidated financial statements included in this report.

6.150% June 2031 Notes

On April 21, 2026, we closed an offering of $750.00 million aggregate principal amount of its 6.150% unsecured notes due 2031 (the “6.150% June 2031 Notes”). The Notes will mature on June 16, 2031 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—6.150% June 2031 Notes” to our consolidated financial statements included in this report.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments.

Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	June 30, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$3,059.42	$5,222.75
First Lien/Last-Out Unitranche	50.38	43.49
Second Lien/Senior Secured Debt	6.60	35.46
Membership Interest	37.02	37.02
Total	$3,153.42	$5,338.72

We may ourselves commit, or commit alongside one or more other Accounts, to issue standby letter of credit in connection with an investment or we may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of us or such Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer or its designee as defined in the relevant credit agreement. As of June 30, 2026, we have committed to fund letters of credit of $38.45 million on behalf of the Accounts.

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

RECENT DEVELOPMENTS

July and August Subscriptions

On July 1, 2026, we received $149.84 million of proceeds relating to the issuance of 6,097,725 Class I shares and $0.45 million of proceeds relating to the issuance of 18,109 Class S shares.

On August 3, 2026, we received $154.19 million, $1.49 million and $0.01 million of proceeds relating to the issuance of Class I shares, Class S shares and Class D shares.

Distributions

On August 6, 2026, our Board of Directors declared monthly distributions from our taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
August 31, 2026	September 30, 2026
September 30, 2026	October 29, 2026
October 30, 2026	November 27, 2026

Board of Directors

In accordance with the Director Charter, the Board of Directors extended the independent director retirement period for Carlos Evans from December 31, 2026 to December 31, 2027.

Resignation and Appointment of Officers

On August 3, 2026, David Miller notified us of his intention to resign as our Co-Chief Executive Officer and Co-Principal Executive Officer. Effective December 31, 2026, Mr. Miller will cease serving as our Co-Chief Executive Officer and Co-Principal Executive Officer. Mr. Miller’s resignation is not the result of any disagreement with us. To assist in an orderly transition, Mr. Miller will continue to serve in his current role during the transition period. Mr. Miller will also become the chairman of the GSAM Private Credit Direct Lending Team in the Americas

effective August 6, 2026 and become an advisory director to Goldman Sachs effective December 31, 2026. Mr. Miller currently serves, and following the effective date of his resignation will continue to serve, as a member of the Private Credit Investment Committee.

Vivek Bantwal, our other Co-Chief Executive Officer and Co-Principal Executive Officer, will, as of December 31, 2026, become our sole Chief Executive Officer and sole Principal Executive Officer.

In addition, we have appointed Justin Betzen as Co-President and Co-Chief Operating Officer, effective August 3, 2026. Tucker Greene, who currently serves as our President and Chief Operating Officer, will, effective upon Mr. Betzen’s appointment as Co-President and Co-Chief Operating Officer, serve as our Co-President and Co-Chief Operating Officer.

Mr. Betzen has also been appointed as Co-President and Co-Chief Operating Officer of Silver Capital Holdings LLC, Goldman Sachs Private Middle Market Credit II LLC, Phillip Street BDC LLC, Goldman Sachs BDC, Inc. and West Bay BDC LLC.

Mr. Betzen has held several positions with Goldman Sachs Asset Management, L.P., and he is currently a managing director and senior underwriter in GSAM Private Credit in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined Goldman Sachs as a vice president in 2013. He was named managing director in 2019. Prior to rejoining Goldman Sachs, Mr. Betzen worked at Newstone Capital Partners and was focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group and was focused on software, services and payments companies.

Mr. Betzen has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of ours, and there are no transactions or proposed transactions, to which we are a party, or intended to be a party, in which Mr. Betzen has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K.

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

As of June 30, 2026 and December 31, 2025 on a fair value basis, 97.7% and 99.7% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility, the BNPP Revolving Credit Facility, the MS Revolving Credit Facility and Short-Term Borrowings each bear interest at a floating rate and our 5.050% February 2028 Notes, 5.875% May 2028 Notes, 5.375% January 2029 Notes, 6.250% May 2030 Notes, 5.875% January 2031 Notes and 6.150% June 2031 Notes bear interest at a fixed rate. In certain cases, we have entered into interest rate swaps in an effort to help mitigate the impact of changes in market interest rates on our net asset value.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2026 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2026 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$439.39	$(224.83)	$214.56
Up 200 basis points	292.92	(149.89)	143.03
Up 100 basis points	146.45	(74.94)	71.51
Up 75 basis points	109.84	(56.21)	53.63
Up 50 basis points	73.22	(37.47)	35.75
Up 25 basis points	36.61	(18.74)	17.87
Down 25 basis points	(36.55)	18.74	(17.81)
Down 50 basis points	(73.04)	37.47	(35.57)
Down 75 basis points	(109.34)	56.21	(53.13)
Down 100 basis points	(145.61)	74.94	(70.67)
Down 200 basis points	(290.38)	149.89	(140.49)
Down 300 basis points	(415.97)	224.83	(191.14)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total securities issued and proceeds:

	Class I		Class S		Class D
Share Issue Date	Shares Issued	Proceeds Received ($ in millions)	Shares Issued	Proceeds Received ($ in millions)	Shares Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2026
January 1, 2026	12,358,659	$308.84	—	$—	—	$—
February 1, 2026	22,794,095	568.26	4,011	0.10	—	—
March 1, 2026	6,553,873	161.98	80,881	2.00	12,138	0.30
April 1, 2026	4,280,186	105.38	59,118	1.46	—	—
May 1, 2026	3,372,858	83.19	40,546	1.00	—	—
June 1, 2026	3,391,176	83.72	22,569	0.55	4,051	0.10
Total	52,750,847	1,311.37	207,125	5.11	16,189	0.40
For the Six Months Ended June 30, 2025
January 1, 2025	23,191,555	$584.89	—	$—	—	$—
February 1, 2025	15,021,187	378.83	—	—	—	—
March 1, 2025	12,743,027	320.49	—	—	—	—
April 1, 2025	19,173,626	481.45	—	—	—	—
May 1, 2025	9,608,339	240.50	—	—	—	—
June 1, 2025	9,247,618	231.74	—	—	—	—
Total	88,985,352	2,237.90	—	—	—	—

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

The following table sets forth information regarding repurchases of Shares under our share repurchase program during the six months ended June 30, 2026:

				Class I		Class S		Class D
Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount (3) ($ in millions)	Number of Shares	Amount (3) ($ in millions)	Number of Shares	Amount (3) ($ in millions)	Number of Shares
For the Six Months Ended June 30, 2026
March 2, 2026	March 27, 2026	5.0%	$24.62	$425.20	17,281,858	$—	—	$—	—
May 26, 2026	June 23, 2026	5.0%	$24.57	295.94	12,076,762	—	—	—	—
Total				$721.14	29,358,620	$—	—	$—	—

For the Six Months Ended June 30, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462	$—	—	$—	—
May 22, 2025	June 20, 2025	5.0%	$25.07	140.22	5,594,727
Total				$207.17	8,262,189	$—	—	$—	—

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

4.1

Sixth Supplemental Indenture, dated as of April 21, 2026, relating to the 6.150% Notes due 2031, by and between the Company and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on April 21, 2026).

4.2	Form of 6.150% Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on April 21, 2026).

4.3

Registration Rights Agreement, dated as of April 21, 2026, relating to the 6.150% Notes due 2031, by and between the Company and Morgan Stanley & Co. LLC, as the representative of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on April 21, 2026).

10.1

Fourth Amendment to Revolving Credit and Security Agreement, dated as of April 17, 2026, by and among GS Private Credit SPV Public I LLC, as borrower, BNP Paribas, as administrative agent, State Street Bank and Trust Company, as collateral agent, and Goldman Sachs Private Credit Corp., as equityholder and investment advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01627), filed on April 23, 2026).

10.2

Seventh Amendment to Senior Secured Revolving Credit Agreement, dated as of May 7, 2026, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Trust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 814-01627), filed on May 12, 2026).

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

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: August 7, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 7, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)