Form 10-Q
period 2026-09-30
Goldman Sachs Private Credit Corp.
filed 2026-11-05
CIK 1920145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 5, 2026, was 389,847,576 Class I Shares, 353,023 Class S Shares and 37,319 Class D Shares, respectively. Common shares of common stock outstanding exclude November 2, 2026 subscriptions since the issuance price for such shares has not been finalized at this time.

GOLDMAN SACHS PRIVATE CREDIT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

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
•
our ability to maintain our status under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), as a regulated investment company (“RIC”) and our qualification for tax treatment as a RIC;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Credit Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026 (Unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $18,403,746 and $15,623,069)	$18,195,512	$15,607,836
Non-controlled affiliated investments (cost of $44,214 and $81,054)	22,576	66,674
Controlled affiliated investments (cost of $7,438 and $—)	5,863	—
Total investments, at fair value (cost of $18,455,398 and $15,704,123)	$18,223,951	$15,674,510
Investments in affiliated money market fund (cost of $194,762 and $273,743)	194,762	273,743
Cash	113,357	197,449
Interest and dividends receivable	114,020	86,798
Deferred financing costs	43,047	36,924
Receivable for investments sold	21,837	37,844
Receivable from investment adviser	8,975	4,459
Deferred offering costs	191	715
Unrealized appreciation on derivatives	—	343
Other assets	5,536	2,072
Total assets	$18,725,676	$16,314,857
Liabilities
Debt (net of debt issuance costs of $61,455 and $34,274)	$8,820,828	$7,061,721
Payable for investments purchased	63,113	135,487
Distribution payable	72,632	108,900
Payable for share repurchases	186,423	281,339
Interest and other debt expenses payable	95,923	51,453
Management fees payable	10,065	10,416
Incentive fees based on income payable	26,955	15,794
Stockholder servicing and/or distribution fees payable	6	—
Accrued expenses and other liabilities	7,582	9,241
Total liabilities	$9,283,527	$7,674,351
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (385,190,570 and 345,702,942 shares issued and outstanding as of September 30, 2026 and December 31, 2025)	385	346
Paid-in capital in excess of par	9,692,606	8,705,055
Distributable earnings (loss)	(250,842)	(64,895)
Total net assets	$9,442,149	$8,640,506
Total liabilities and net assets	$18,725,676	$16,314,857
Net asset value per share
Class I Shares:
Net Assets	$9,433,578	$8,640,506
Common stock outstanding ($0.001 par value, 1,000,000,000 shares authorized)	384,840,906	345,702,942
Net asset value per share	$24.51	$24.99
Class S Shares:
Net Assets	$8,158	$—
Common stock outstanding ($0.001 par value, 1,000,000,000 shares authorized)	332,807	—
Net asset value per share	$24.51	$—
Class D Shares:
Net Assets	$413	$—
Common stock outstanding ($0.001 par value, 1,000,000,000 shares authorized)	16,857	—
Net asset value per share	$24.51	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$400,511	$242,727	$1,117,177	$636,623
Other income	6,179	5,209	32,572	13,887
From non-controlled affiliated investments:
Dividend income	1,593	5,120	5,732	13,862
Interest income	355	677	1,033	3,356
Other income	32	38	80	138
Total investment income	$408,670	$253,771	$1,156,594	$667,866
Expenses:
Interest and other debt expenses	$137,787	$58,714	$365,278	$142,846
Management fees	29,713	23,893	88,289	63,451
Incentive fees based on income	29,455	20,796	85,792	56,233
Stockholder servicing and/or distribution fees	15	—	26	—
Professional fees	1,044	871	3,082	2,175
Offering costs	162	299	677	892
Directors’ fees	128	169	380	508
Other general and administrative expenses	5,149	4,225	15,388	10,177
Total expenses	$203,453	$108,967	$558,912	$276,282
Fee waivers	(2,500)	(28,009)	(29,270)	(62,604)
Expense support	(8,975)	(7,893)	(29,225)	(18,139)
Net expenses	$191,978	$73,065	$500,417	$195,539
Net investment income	$216,692	$180,706	$656,177	$472,327
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(1,757)	$(2,345)	$(15,577)	$(9,835)
Foreign currency transactions	(58)	(988)	(1,360)	2,718
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(25,896)	(12,610)	(194,088)	(8,781)
Non-controlled affiliated investments	(3,448)	(1,701)	(7,258)	(7,040)
Controlled affiliated investments	(488)	—	(488)	—
Foreign currency translations	5,288	244	12,973	(30,456)
Net realized and unrealized gains (losses)	$(26,359)	$(17,400)	$(205,798)	$(53,394)
Net increase in net assets from operations	$190,333	$163,306	$450,379	$418,933

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net assets at beginning of period	$9,194,048	$7,002,707	$8,640,506	$4,905,704
Increase (decrease) in net assets from operations:
Net investment income	$216,692	$180,706	$656,177	$472,327
Net realized gain (loss)	(1,815)	(3,333)	(16,937)	(7,117)
Net change in unrealized appreciation (depreciation)	(24,544)	(14,067)	(188,861)	(46,277)
Net increase in net assets from operations	$190,333	$163,306	$450,379	$418,933
Distributions to stockholders from:
Class I
Distributable earnings to common stockholders	$(214,809)	$(175,343)	$(636,060)	$(467,082)
Class S
Distributable earnings to common stockholders	$(142)	$—	$(247)	$—
Class D
Distributable earnings to common stockholders	$(9)	$—	$(19)	$—
Total distributions to stockholders	$(214,960)	$(175,343)	$(636,326)	$(467,082)
Capital transactions:
Class I
Issuance of common shares	$397,183	$988,687	$1,708,557	$3,226,591
Share transfers between classes	(142)	—	(142)	—
Repurchased shares, net of early repurchase deduction	(185,602)	(92,537)	(907,429)	(299,735)
Reinvestment of common stockholder distributions	58,210	59,484	177,984	161,893
Net increase in net assets from capital transactions	$269,649	$955,634	$978,970	$3,088,749
Class S
Issuance of common shares	$2,865	$—	$7,977	$—
Share transfers between classes	142	—	142	—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Reinvestment of common stockholder distributions	59	—	84	—
Net increase in net assets from capital transactions	$3,066	$—	$8,203	$—
Class D
Issuance of common shares	$8	$—	$408	$—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Reinvestment of common stockholder distributions	5	—	9	—
Net increase in net assets from capital transactions	$13	$—	$417	$—
Total increase in net assets	$248,101	$943,597	$801,643	$3,040,600
Net assets at end of period	$9,442,149	$7,946,304	$9,442,149	$7,946,304
Class I distributions per share	$0.56	$0.57	$1.67	$1.72
Class S distributions per share	$0.50	$—	$1.34	$—
Class D distributions per share	$0.54	$—	$1.26	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025

Cash flows from operating activities:
Net increase in net assets from operations:	$450,379	$418,933
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(5,323,163)	(5,329,403)
Payment-in-kind interest capitalized	(38,919)	(21,766)
Investments in affiliated money market fund, net	78,981	(73,439)
Proceeds from sales of investments and principal repayments	2,625,401	1,005,532
Net realized (gain) loss on investments	15,577	9,835
Net change in unrealized (appreciation) depreciation on investments	201,834	15,821
Net change in unrealized (appreciation) depreciation on foreign currency translation	339	(363)
Net change in unrealized (appreciation) depreciation on interest rate swaps accounted for as hedge instruments and the related hedged items	(715)	(19)
Amortization of premium and accretion of discount, net	(30,171)	(17,718)
Amortization of deferred financing and debt issuance costs	21,277	7,517
Amortization of deferred offering costs	677	892
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	16,007	32,552
(Increase) decrease in interest and dividends receivable	(27,222)	(33,154)
(Increase) decrease in receivable from investment adviser	(4,516)	(2,229)
(Increase) decrease in other assets	(146,608)	(6,395)
Increase (decrease) in interest and other debt expenses payable	44,917	31,009
Increase (decrease) in management fees payable	(351)	3,253
Increase (decrease) in incentive fees based on income payable	11,161	358
Increase (decrease) in stockholder servicing and/or distribution fees payable	6	—
Increase (decrease) in payable for investments purchased	(72,374)	(175,835)
Increase (decrease) in accrued expenses and other liabilities	(1,360)	1,699
Net cash provided by (used for) operating activities	$(2,178,843)	$(4,132,920)
Cash flows from financing activities:
Proceeds from issuance of common shares	$1,716,942	$3,226,591
Repurchased shares, net of early repurchase deduction	(1,002,345)	(232,744)
Offering costs paid	(454)	(762)
Common stock distributions paid	(494,517)	(270,675)
Financing costs and debt issuance costs paid	(55,028)	(26,210)
Borrowings on debt	7,006,352	4,665,777
Repayments of debt	(5,075,860)	(3,223,569)
Net cash provided by (used for) financing activities	$2,095,090	$4,138,408
Net increase (decrease) in cash	$(83,753)	$5,488
Effect of foreign exchange rate changes on cash	(339)	363
Cash, beginning of period	197,449	120,377
Cash, end of period	$113,357	$126,228
Supplemental and non-cash activities
Interest expense paid	$289,045	$94,943
Accrued but unpaid distributions	$72,632	$98,960
Reinvestment of common stockholder distributions	$178,077	$161,893
Accrued but unpaid share repurchases	$186,423	$92,573
Exchange of investments	$55,370	$110,788

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (5)	Cost	Fair Value	Footnotes
Debt Investments-192.5%
Australia-4.9%
1st Lien/Senior Secured Debt-4.9%
Prestige Bidco Pty Ltd (dba Pickles Auctions)	Distributors	9.04%	B + 4.50%		08/25/31	AUD	72,042	$46,387	$49,779	(6) (7) (8)
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals	9.35%	B + 4.75%		05/27/33	AUD	124,698	88,454	85,731	(6) (7) (8)
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		05/27/33	AUD	13,338	(46)	(93)	(6) (7) (8) (9)
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals	9.35%	B + 4.75%		05/27/33	AUD	1,239	879	852	(6) (7) (8)
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	Pharmaceuticals		B + 4.75%		05/27/33	AUD	155	(1)	(1)	(6) (7) (8) (9)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals	9.77%	B + 5.25%		10/29/32	AUD	240,767	157,139	165,111	(6) (7) (8)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals		B + 5.25%		10/29/32	AUD	42,717	(17)	(371)	(6) (7) (8) (9)
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	Pharmaceuticals	9.80%	B + 5.25%		10/29/32	AUD	34,950	20,275	21,271	(6) (7) (8) (9)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	9.88%	B + 5.00%		07/30/31	AUD	171,644	108,570	115,623	(6) (7) (8)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	10.20%	B + 5.00%		07/30/31	AUD	42,983	7,072	6,292	(6) (7) (8) (9)
Pacific Group Bidco Pty Ltd (dba Magentus)	Software	9.01%	S + 5.28%		07/30/31	GBP	16,374	21,322	21,059	(6) (7) (8)
Total 1st Lien/Senior Secured Debt								450,034	465,253
Total Australia								$450,034	$465,253
Belgium-0.3%
1st Lien/Senior Secured Debt-0.3%
Ranch Bidco B.V. (dba Innovad)	Biotechnology	7.47%	E + 4.75%		01/28/33	EUR	25,622	$29,898	$28,725	(6) (7) (8)
Ranch Bidco B.V. (dba Innovad)	Biotechnology	7.39%	E + 4.75%		01/28/33	EUR	6,837	530	590	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt								30,428	29,315
Total Belgium								$30,428	$29,315
Canada-3.5%
1st Lien/Senior Secured Debt-3.5%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.37%	C + 4.75%		11/01/30	CAD	64,502	$45,944	$44,870	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.56%	S + 4.75%		11/01/30		36,334	35,993	35,970	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.37%	C + 4.75%		11/01/30	CAD	16,058	6,536	6,266	(6) (7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.56%	S + 4.75%		11/01/30		14,257	14,094	14,115	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.06%	C + 4.75%		11/01/30	CAD	6,444	2,270	2,182	(6) (7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals		C + 4.75%		11/01/30	CAD	4,296	(53)	(30)	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	9.15%	S + 5.25%		05/01/29		90,073	89,751	89,173	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	9.10%	S + 5.25%		05/01/29		4,543	3,062	3,031	(6) (7) (8) (9)
123Dentist Inc.	Health Care Providers & Services	7.04%	C + 4.75%		08/10/29	CAD	29,892	14,917	14,345	(6) (7) (8) (9)
123Dentist Inc.	Health Care Providers & Services		C + 4.75%		08/10/29	CAD	15,030	(53)	(106)	(6) (7) (8) (9)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.42%	C + 5.00%		01/14/33	CAD	62,346	44,491	43,370	(6) (7) (8)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.81%	C + 5.00%		01/14/33	CAD	11,607	5,502	5,399	(6) (7) (8) (9)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.42%	C + 5.00%		01/14/33	CAD	8,291	668	641	(6) (7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.67%	C + 5.25%		06/30/31	CAD	52,584	38,133	36,395	(6) (7) (8)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		C + 5.25%		06/30/31	CAD	11,547	(51)	(122)	(6) (7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.89%	C + 5.25%		06/30/31	CAD	7,698	2,293	2,214	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	9.66%	S + 5.75%		11/22/28		27,452	27,206	27,040	(7) (8)
iWave Information Systems, Inc.	Software	9.66%	S + 5.75%		11/22/28		6,771	1,301	1,253	(7) (8) (9)
Total 1st Lien/Senior Secured Debt								332,004	326,006
Total Canada								$332,004	$326,006
Cayman Islands-2.6%
1st Lien/Senior Secured Debt-0.8%
Corinthia Bidco Limited (dba Walkers)	Professional Services	7.80%	S + 4.00%		06/02/33		75,000	$74,639	$74,250	(6) (7) (8)
Corinthia Bidco Limited (dba Walkers)	Professional Services		S + 4.00%		06/02/33		30,000	(71)	(300)	(6) (7) (8) (9)
Corinthia Bidco Limited (dba Walkers)	Professional Services	7.80%	S + 4.00%		06/02/33		15,000	528	450	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt								75,096	74,400
Structured Finance Obligation – Debt Instruments-1.8%
Diameter Capital CLO 11, Ltd. - Class D1	Financial Services	6.58%	S + 2.85%	07/09/25	07/20/38		30,000	30,000	30,106	(8) (10)
Diameter Capital CLO 11, Ltd. - Class D2	Financial Services	7.93%	S + 4.20%	07/09/25	07/20/38		5,000	5,000	5,003	(8) (10)
Diameter Capital CLO 11, Ltd. - Class E	Financial Services	8.78%	S + 5.05%	07/09/25	07/20/38		15,000	15,000	14,839	(8) (10)
Diameter Capital CLO 13, Ltd. - Class D1	Financial Services	6.28%	S + 2.55%	11/26/25	01/20/39		5,580	5,580	5,600	(8) (10)
Diameter Capital CLO 13, Ltd. - Class D2	Financial Services	7.38%	S + 3.65%	11/26/25	01/20/39		2,000	2,000	1,996	(8) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (5)	Cost	Fair Value	Footnotes
Diameter Capital CLO 13, Ltd. - Class E	Financial Services	8.33%	S + 4.60%	11/26/25	01/20/39		13,000	13,000	12,902	(8) (10)
Madison Park Funding LXX, Ltd. - Class D	Financial Services	6.53%	S + 2.80%	08/04/25	09/04/38		30,000	30,000	29,924	(8) (10)
Madison Park Funding LXX, Ltd. - Class E	Financial Services	8.73%	S + 5.00%	08/04/25	09/04/38		20,000	20,000	19,215	(8) (10)
Octagon 78, Ltd. - Class D	Financial Services	6.53%	S + 2.80%	07/14/25	10/20/38		31,250	31,250	31,322	(8) (10)
Octagon 78, Ltd. - Class E	Financial Services	8.73%	S + 5.00%	07/14/25	10/20/38		20,000	20,000	19,806	(8) (10)
Total Structured Finance Obligation-Debt Instruments								171,830	170,713
Total Cayman Islands								$246,926	$245,113
France-1.2%
1st Lien/Senior Secured Debt-1.2%
Financière N (dba Nemera)	Health Care Equipment & Supplies	7.34%	E + 4.75%	03/14/25	05/07/32	EUR	11,428	$12,812	$12,812	(6) (7) (8) (10)
Financière N (dba Nemera)	Health Care Equipment & Supplies	7.34%	E + 4.75%	03/14/25	05/07/32	EUR	5,357	2,588	2,507	(6) (7) (8) (9) (10)
Financière N (dba Nemera)	Health Care Equipment & Supplies	8.82%	S + 4.75%	04/11/25	05/07/32		3,171	3,145	3,140	(6) (7) (8) (10)
Algae BidCo (dba Solabia Group)	Pharmaceuticals	7.44%	E + 5.00%	05/30/25	04/16/32	EUR	11,676	13,504	13,090	(6) (7) (8) (10)
Algae BidCo (dba Solabia Group)	Pharmaceuticals	7.61%	E + 5.00%	05/30/25	04/16/32	EUR	2,848	3,202	3,193	(6) (7) (8) (10)
Seven BidCo (dba Septeo)	Software	6.95%	E + 4.40%	08/01/25	08/27/32	EUR	51,173	59,567	56,936	(6) (7) (8) (10)
Seven BidCo (dba Septeo)	Software	6.86%	E + 4.40%	11/20/25	08/27/32	EUR	18,286	21,597	20,346	(6) (7) (8) (10)
Seven BidCo (dba Septeo)	Software		E + 4.40%	08/01/25	08/27/32	EUR	8,823	(44)	(175)	(6) (7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								116,371	111,849
2nd Lien/Senior Secured Debt-0.0%
Algae PikCo (dba Solabia Group)	Pharmaceuticals	9.94%	E + 7.00% PIK	05/30/25	10/31/33	EUR	3,108	3,497	3,476	(6) (7) (8) (10)
Total 2nd Lien/Senior Secured Debt								3,497	3,476
Total France								$119,868	$115,325
India-0.1%
1st Lien/Senior Secured Debt-0.1%
AGS Health BCP LLC (dba AGS Health)	Health Care Technology	8.01%	S + 4.25%		08/02/32		12,918	$12,890	$12,821	(6) (7) (8)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.25%		08/02/32		4,583	(5)	(34)	(6) (7) (8) (9)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.25%		08/02/32		1,667	(3)	(13)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt								12,882	12,774
Total India								$12,882	$12,774
Italy-0.9%
1st Lien/Senior Secured Debt-0.8%
Optima S.p.A. (dba Casa Optima)	Consumer Staples Distribution & Retail		E + 5.50%	05/22/25	02/22/33	EUR	5,566	$(27)	$(63)	(6) (7) (8) (9) (10)
Rota Bidco S.p.A. (dba Casa Optima)	Consumer Staples Distribution & Retail	8.09%	E + 5.50%	05/22/25	02/22/33	EUR	33,350	38,888	37,389	(6) (7) (8) (10)
Rota Bidco S.p.A. (dba Casa Optima)	Consumer Staples Distribution & Retail	8.09%	E + 5.50%	05/22/25	02/22/33	EUR	12,541	14,623	14,060	(6) (7) (8) (10)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	7.72%	E + 5.00%	04/15/25	07/19/32	EUR	15,749	17,959	17,434	(6) (7) (8) (10)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	7.72%	E + 5.00%	06/25/25	07/19/32	EUR	9,224	10,501	10,211	(6) (7) (8) (10)
INK (BC) BIDCO S.R.L. (dba Namirial)	Software	7.72%	E + 5.00%	04/15/25	07/19/32	EUR	4,500	2,100	1,944	(6) (7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								84,044	80,975
2nd Lien/Senior Secured Debt-0.1%
INK (BC) FINCO S.R.L. (dba Namirial)	Software	10.97%	E + 8.25% PIK	04/15/25	07/18/33	EUR	3,739	$4,266	$4,139	(6) (7) (8) (10)
INK (BC) FINCO S.R.L. (dba Namirial)	Software	10.97%	E + 8.25% PIK	06/25/25	07/18/33	EUR	2,170	2,469	2,401	(6) (7) (8) (10)
Total 2nd Lien/Senior Secured Debt								6,735	6,540
Total Italy								$90,779	$87,515
Luxembourg-0.2%
1st Lien/Senior Secured Debt-0.2%
Netrisk Group Luxco 4 S.à r.l.	Insurance	7.34%	E + 4.75%	01/15/25	02/05/32	EUR	13,200	$13,441	$14,799	(6) (7) (8) (10)
Netrisk Group Luxco 4 S.à r.l.	Insurance		E + 4.75%	01/15/25	02/05/32	EUR	2,400	(20)	(27)	(6) (7) (8) (9) (10)
Netrisk Group Luxco 4 S.à r.l.	Insurance		E + 4.75%	01/15/25	02/05/32	EUR	1,000	101	(12)	(6) (7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt								13,522	14,760
Total Luxembourg								$13,522	$14,760
Netherlands-1.0%
1st Lien/Senior Secured Debt-1.0%
Unit4 Group Holding B.V.	Software	7.12%	E + 4.50%		06/24/33	EUR	82,979	$93,354	$93,030	(6) (7) (8)
Unit4 Group Holding B.V.	Software		E + 4.50%		06/24/33	EUR	7,779	—	(88)	(6) (7) (8) (9)
Unit4 Group Holding B.V.	Software		E + 4.50%		06/24/33	EUR	7,779	—	(88)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt								93,354	92,854
Total Netherlands								$93,354	$92,854

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (5)	Cost	Fair Value	Footnotes
Sweden-0.9%
1st Lien/Senior Secured Debt-0.9%
OMEGA II AB (dba Fortnox)	Software	6.29%	STIBOR + 4.25%		06/17/32	SEK	139,883	$14,393	$13,821	(6) (7) (8)
OMEGA II AB (dba Fortnox)	Software		STIBOR + 4.25%		06/17/32	SEK	37,895	11	(38)	(6) (7) (8) (9)
Runner Bidco AB (dba nShift)	Software	6.98%	STIBOR + 5.00%		08/21/30	SEK	302,827	31,700	29,467	(6) (7) (8)
Runner Bidco AB (dba nShift)	Software	9.59%	N + 5.00%		08/21/30	NOK	99,288	9,774	10,056	(6) (7) (8)
Runner Bidco AB (dba nShift)	Software	7.34%	E + 5.00%		08/21/30	EUR	24,822	28,800	27,407	(6) (7) (8)
Runner Bidco AB (dba nShift)	Software		E + 5.00%		08/21/30	EUR	12,411	(89)	(351)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt								84,589	80,362
Total Sweden								$84,589	$80,362
Switzerland-0.5%
1st Lien/Last-Out Unitranche-0.5%
Esperanto BidCo AG (dba BSI Software)	Software	5.35%	SARON + 5.35%		09/27/31	CHF	24,087	$29,849	$28,389	(6) (7) (8) (11)
Esperanto BidCo AG (dba BSI Software)	Software	5.35%	SARON + 5.35%		09/27/31	CHF	9,074	10,578	10,694	(6) (7) (8) (11)
Esperanto BidCo AG (dba BSI Software)	Software	7.94%	E + 5.35%		09/29/31	EUR	6,929	7,539	7,729	(6) (7) (8) (11)
Esperanto BidCo AG (dba BSI Software)	Software	5.35%	SARON + 5.35%		09/27/31	CHF	2,561	2,986	3,019	(6) (7) (8) (11)
Total 1st Lien/Last-Out Unitranche								50,952	49,831
Total Switzerland								$50,952	$49,831
United Kingdom-4.5%
1st Lien/Senior Secured Debt-4.2%
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.51%	SN + 7.78% (Incl. 0.28% PIK)		07/25/28	GBP	14,807	$19,435	$18,944	(7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.51%	SN + 7.78% (Incl. 0.28% PIK)		07/25/28	GBP	8,740	11,437	11,183	(7) (8)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	10.33%	BW + 5.25%	10/04/24	10/06/31	AUD	16,301	10,910	11,320	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	11.73%	SN + 8.00% PIK	09/13/24	10/04/32	GBP	15,405	19,991	20,016	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.60%	BW + 5.25%	09/13/24	10/06/31	GBP	15,214	19,946	20,171	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	7.55%	C + 5.25%	09/13/24	10/06/31	CAD	14,958	10,841	10,511	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.38%	S + 5.25%	09/13/24	10/06/31		9,635	9,485	9,635	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	11.73%	SN + 8.00% PIK	09/13/24	10/04/32	GBP	9,103	11,813	11,828	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.98%	SN + 5.25%	09/13/24	10/06/31	GBP	8,266	10,681	10,960	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	8.98%	SN + 5.25%	09/13/24	10/06/31	GBP	5,984	7,732	7,934	(6) (7) (8) (10)
Solar Holdings Bidco Limited (dba SLR Consulting)	Professional Services	9.38%	S + 5.25%	09/13/24	10/06/31		4,665	4,593	4,665	(6) (7) (8) (10)
Consilio Midco Limited (dba Cyncly)	Software	7.09%	E + 4.50%	04/08/25	04/16/32	EUR	59,423	67,016	66,284	(6) (7) (8) (10)
Consilio Midco Limited (dba Cyncly)	Software	8.57%	S + 4.50%	04/08/25	04/16/32		56,779	56,304	55,927	(6) (7) (8) (10)
Consilio Midco Limited (dba Cyncly)	Software	8.57%	S + 4.50%	04/08/25	04/16/32		34,997	34,704	34,472	(6) (7) (8) (10)
Consilio Midco Limited (dba Cyncly)	Software	7.42%	S + 4.50%	04/08/25	04/16/32		19,808	13,132	13,005	(6) (7) (8) (9) (10)
Consilio Midco Limited (dba Cyncly)	Software		S + 4.75%	04/08/25	04/16/32		13,205	—	(198)	(6) (7) (8) (9) (10)
SI Swan UK Bidco Limited (dba Sapiens International)	Software	8.20%	S + 4.25%		12/17/32		91,320	90,907	90,635	(6) (7) (8)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.25%		12/17/32		15,836	(35)	(119)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt								398,892	397,173
2nd Lien/Senior Secured Debt-0.3%
Consilio IntermediateCo Limited (dba Cyncly)	Software	10.94%	S + 7.25% PIK	04/08/25	04/14/33		16,259	$16,068	$15,934	(6) (7) (8) (10)
Consilio IntermediateCo Limited (dba Cyncly)	Software	9.72%	E + 7.25% PIK	04/08/25	04/14/33	EUR	10,897	12,280	12,094	(6) (7) (8) (10)
Consilio IntermediateCo Limited (dba Cyncly)	Software	10.98%	S + 7.25%	04/08/25	04/14/33		6,656	53	(80)	(6) (7) (8) (9) (10)
Total 2nd Lien/Senior Secured Debt								28,401	27,948
Total United Kingdom								$427,293	$425,121

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
United States-171.9%
1st Lien/Senior Secured Debt-164.2%
Advanced Cooling Technologies, Inc.	Aerospace & Defense	8.40%	S + 4.50%	05/19/33	$23,805	$23,691	$23,567	(6) (7)
Advanced Cooling Technologies, Inc.	Aerospace & Defense		S + 4.50%	05/19/33	4,658	(22)	(47)	(6) (7) (9)
Altitude US Buyer, LLC (dba Avantus Aerospace)	Aerospace & Defense	8.55%	S + 4.75%	09/02/33	28,624	28,340	28,338	(6)
Altitude US Buyer, LLC (dba Avantus Aerospace)	Aerospace & Defense		S + 4.75%	09/02/33	24,796	(123)	(124)	(6) (9)
Altitude US Buyer, LLC (dba Avantus Aerospace)	Aerospace & Defense	8.55%	S + 4.75%	09/02/33	19,083	18,894	18,892	(6)
Altitude US Buyer, LLC (dba Avantus Aerospace)	Aerospace & Defense		S + 4.75%	09/02/33	7,439	(74)	(74)	(6) (9)
Bleriot US Bidco Inc.	Aerospace & Defense	6.32%	S + 2.25%	10/31/30	23,868	23,892	23,849	(8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.72%	S + 5.00%	01/09/30	42,217	41,577	41,267	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.72%	S + 5.00%	01/09/30	5,762	5,713	5,632	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.78%	S + 5.00%	01/09/28	5,670	1,370	1,290	(6) (7) (9)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.73%	S + 5.00%	01/09/30	2,574	2,552	2,516	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.75%	S + 5.00%	01/09/30	1,452	1,444	1,419	(6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.07%	S + 5.00%	09/30/31	24,016	23,824	23,776	(6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	8,050	(42)	(81)	(6) (7) (9)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.88%	S + 5.00%	09/30/31	5,755	3,059	3,050	(6) (7) (9)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.07%	S + 5.00%	09/30/31	1,717	1,710	1,700	(6) (7)
Propulsion (BC) Finco S.a.r.l.	Aerospace & Defense	6.57%	S + 2.50%	12/01/32	12,874	12,934	12,903	(8)
VisionSafe Holdings, Inc.	Aerospace & Defense	8.73%	S + 5.00%	04/18/30	9,199	9,079	9,107	(6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.00%	04/18/30	1,763	(23)	(18)	(6) (7) (9)
Auctane, Inc. (dba ShipStation Global)	Air Freight & Logistics	9.51%	S + 5.75%	06/01/33	221,000	217,799	217,685	(6) (7)
eShipping, LLC	Air Freight & Logistics	8.32%	S + 4.25%	12/23/32	124,319	123,751	123,076	(6) (7)
eShipping, LLC	Air Freight & Logistics		S + 4.25%	12/23/32	47,149	(105)	(471)	(6) (7) (9)
eShipping, LLC	Air Freight & Logistics		S + 4.25%	12/23/32	15,248	(68)	(152)	(6) (7) (9)
eShipping, LLC	Air Freight & Logistics		S + 4.25%	12/23/32	8,326	(37)	(83)	(6) (7) (9)
ICAT Logistics, Inc.	Air Freight & Logistics	10.01%	S + 6.25%	03/01/29	33,970	33,327	33,290	(6)
ICAT Logistics, Inc.	Air Freight & Logistics	10.15%	S + 6.25%	03/01/29	9,068	8,895	8,886	(6)
ICAT Logistics, Inc.	Air Freight & Logistics	10.11%	S + 6.25%	03/01/29	4,883	4,789	4,785	(6)
ICAT Logistics, Inc.	Air Freight & Logistics		S + 6.25%	03/01/29	2,080	(39)	(42)	(6) (9)
Rand Parent, LLC	Air Freight & Logistics	7.07%	S + 3.00%	03/18/30	3,210	3,208	3,217
Stonepeak Nile Parent LLC	Air Freight & Logistics		S + 2.00%	04/09/32	1,630	1,622	1,614	(12)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.82%	S + 4.75%	08/02/32	112,223	111,246	111,101	(6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	34,354	(144)	(344)	(6) (7) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.66%	S + 4.75%	07/30/32	13,369	5,139	5,118	(6) (7) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	07/30/32	3,808	(32)	(38)	(6) (7) (9)
Clarios Global LP	Automobile Components	6.40%	S + 2.50%	01/28/32	16,393	16,328	16,380
Clarios Global LP	Automobile Components	6.40%	S + 2.50%	05/06/30	7,341	7,365	7,336
Dealer Tire Financial, LLC	Automobile Components	6.90%	S + 3.00%	07/02/31	5,134	5,124	5,070
DexKo Global Inc.	Automobile Components	8.32%	S + 4.50%	10/06/31	1,945	1,929	1,862
Mavis Tire Express Services Corp.	Automobile Components	6.92%	S + 3.25%	05/06/33	9,840	9,856	9,736
American Builders & Contractors Supply Co., Inc.	Building Products	5.65%	S + 1.75%	01/31/31	17,510	17,534	17,528
Chamberlain Group Inc	Building Products	6.65%	S + 2.75%	09/08/32	22,455	22,481	22,380
Icebox Holdco III, Inc.	Building Products	7.32%	S + 3.25%	12/22/31	22,433	22,487	22,450	(12)
MI Windows and Doors, LLC	Building Products	6.65%	S + 2.75%	03/28/31	14,018	14,114	13,697
Potters Industries, LLC	Building Products	6.26%	S + 2.50%	12/23/32	2,886	2,884	2,892
Quikrete Holdings, Inc.	Building Products	6.15%	S + 2.25%	03/19/29	9,050	9,062	9,050
Quikrete Holdings, Inc.	Building Products	6.15%	S + 2.25%	04/14/31	7,878	7,887	7,873
Quikrete Holdings, Inc.	Building Products	6.15%	S + 2.25%	02/10/32	3,090	3,067	3,086
QXO Inc.	Building Products	5.90%	S + 2.00%	07/01/33	2,540	2,534	2,513	(8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Standard Industries, Inc.	Building Products	5.65%	S + 1.75%	09/22/28	$15,214	$15,251	$15,182
Tecta America Corp.	Building Products	6.40%	S + 2.50%	02/18/32	4,817	4,834	4,814
White Cap Buyer LLC	Building Products	7.15%	S + 3.25%	10/19/29	14,766	14,740	14,649
Crown Equipment Corporation	Capital Goods		S + 1.75%	10/10/31	3,267	3,267	3,263	(12)
Cube Industrials Buyer Inc	Capital Goods	6.74%	S + 3.00%	10/17/31	21,050	21,104	21,063
AAP Buyer Inc.	Chemicals	6.57%	S + 2.75%	09/09/31	10,432	10,486	10,462
Albaugh, LLC	Chemicals	7.59%	S + 3.75%	04/06/29	2,194	2,191	2,115
Burgess Pigment, LLC	Chemicals	9.07%	S + 5.00%	06/30/31	214,757	212,698	212,610	(6) (7)
Burgess Pigment, LLC	Chemicals		S + 5.00%	06/30/31	23,659	(225)	(237)	(6) (7) (9)
Chemcat Acquisition LLC	Chemicals	8.82%	S + 4.75%	03/02/33	968	930	964
Illuminate Buyer, LLC	Chemicals	6.40%	S + 2.50%	12/31/29	25,638	25,645	25,577
Innophos, Inc.	Chemicals	8.27%	S + 4.25%	03/16/29	11,743	11,731	11,684
Olympus Water US Holding Corporation	Chemicals	7.07%	S + 3.00%	06/20/31	16,255	16,231	16,257
Olympus Water US Holding Corporation	Chemicals	7.32%	S + 3.25%	11/03/32	1,985	1,985	1,987
Paint Intermediate III, LLC	Chemicals	6.27%	S + 2.50%	10/09/31	16,677	16,739	16,673
SCIH Salt Holdings, Inc.	Chemicals	6.50%	S + 2.75%	08/13/31	17,940	17,881	17,787	(12)
Sparta U.S. HoldCo LLC	Chemicals	6.80%	S + 3.00%	08/02/30	11,958	11,950	11,987
W.R. Grace & Co.-Conn.	Chemicals	7.07%	S + 3.00%	08/19/32	11,785	11,767	11,780
AlixPartners, LLP	Commercial Services & Supplies	5.90%	S + 2.00%	08/12/32	27,124	27,167	27,006
Allied Universal Holdco LLC	Commercial Services & Supplies	7.15%	S + 3.25%	08/20/32	11,237	11,251	11,249
Asplundh Tree Expert, LLC	Commercial Services & Supplies	5.65%	S + 1.75%	05/30/33	8,602	8,611	8,595
BEP Intermediate Holdco LLC (dba Buyers Edge)	Commercial Services & Supplies	6.65%	S + 2.75%	04/25/31	9,095	9,129	9,077
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.50%	S + 6.50%	08/01/29	14,800	14,648	14,726	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.75%	S + 5.75%	08/01/29	5,513	5,454	5,361	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.75%	S + 5.75%	08/01/29	4,730	1,924	1,831	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.50%	S + 6.50%	08/01/29	4,497	4,445	4,475	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.71%	S + 6.50%	08/01/29	3,476	2,552	2,572	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.50%	S + 6.50%	08/01/29	2,231	2,208	2,220	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies		S + 6.50%	08/01/29	1,671	(10)	(46)	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.50%	S + 6.50%	08/01/29	744	735	740	(6) (7)
Edko, LLC	Commercial Services & Supplies	8.82%	S + 4.75%	10/02/31	36,847	36,528	36,478	(6) (7)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	13,200	(55)	(132)	(6) (7) (9)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	6,600	(55)	(66)	(6) (7) (9)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	9.04%	S + 5.00%	09/24/31	13,543	13,405	13,374	(6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.84%	S + 5.00%	09/24/31	7,792	3,293	3,278	(6) (7) (9)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.84%	S + 5.00%	09/24/31	3,909	1,522	1,515	(6) (7) (9)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	148,575	147,409	143,375	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	60,584	60,051	58,464	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	48,660	48,274	46,957	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	43,595	43,236	42,069	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	34,563	34,257	33,353	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	24,528	1,953	1,288	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.32%	S + 5.50% (Incl. 2.75% PIK)	08/22/31	101,432	99,590	99,910	(6) (7)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.90%	S + 5.00%	08/22/30	11,500	2,732	2,702	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.82%	S + 5.00%	08/22/31	5,686	5,597	5,601	(6) (7)
Madison IAQ LLC	Commercial Services & Supplies	5.47%	S + 1.75%	05/06/32	4,846	4,812	4,833	(8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.09%	S + 6.25% (Incl. 2.75% PIK)	12/05/31	12,898	12,753	12,704	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	9.98%	SN + 6.25% (Incl. 2.75% PIK)	12/05/31	GBP	5,463	$6,891	$7,134	(6) (7) (8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	8.93%	E + 6.25% (Incl. 2.75% PIK)	12/05/31	EUR	4,882	5,124	5,445	(6) (7) (8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies	10.09%	S + 6.25%	12/05/31	GBP	1,378	1,838	1,799	(6) (7) (8)
Orthrus Limited (dba Ocorian)	Commercial Services & Supplies		S + 6.25%	12/05/31	GBP	1,084	105	(22)	(6) (7) (8) (9)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	8.70%	S + 4.75% (Incl. 2.25% PIK)	12/16/32		$95,136	94,712	94,184	(6) (7)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	8.70%	S + 4.75% (Incl. 2.25% PIK)	12/16/32		25,872	11,682	11,509	(6) (7) (9)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies		S + 4.75%	12/16/32		12,900	(57)	(290)	(6) (7) (9)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.32%	S + 5.25% (Incl. 2.88% PIK)	12/15/31		111,108	110,275	110,553	(6) (7)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.53%	S + 4.75%	12/15/31		34,537	28,214	28,303	(6) (7) (9)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	12/15/31		14,678	(111)	(73)	(6) (7) (9)
Thevelia (US), LLC	Commercial Services & Supplies	7.07%	S + 3.00%	06/18/29		3,456	3,469	3,431	(8)
USA DeBusk, LLC	Commercial Services & Supplies	9.00%	S + 5.25%	04/30/31		106,275	105,227	104,681	(6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.06%	S + 5.25%	04/30/31		20,410	20,189	20,104	(6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.13%	S + 5.25%	04/30/30		12,047	9,527	9,457	(6) (7) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.05%	S + 5.25%	04/30/30		7,603	6,471	6,403	(6) (7) (9)
Vaco Holdings, LLC	Commercial Services & Supplies	9.22%	S + 5.00%	01/22/29		2,016	1,991	1,878
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.90%	S + 6.00%	05/01/29		114,631	114,096	112,911	(6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.90%	S + 6.00%	05/01/29		12,105	12,043	11,923	(6) (7)
Wand NewCo 3, Inc.	Commercial Services & Supplies	6.40%	S + 2.50%	01/30/31		15,115	15,157	15,030
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.34%	S + 4.50%	08/05/32		18,981	18,824	18,791	(6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.50%	08/05/32		5,796	(24)	(58)	(6) (7) (9)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.50%	08/05/32		5,071	(43)	(51)	(6) (7) (9)
Brown Group Holding, LLC	Construction & Engineering	6.07%	S + 2.25%	07/01/31		14,593	14,622	14,602
Brown Group Holding, LLC	Construction & Engineering	6.15%	S + 2.25%	07/01/31		11,843	11,852	11,854
Chromalloy Corporation	Construction & Engineering	6.48%	S + 2.75%	03/27/31		24,367	24,312	24,455
Crucible Buyer, Inc. (dba JT Thorpe)	Construction & Engineering	8.76%	S + 5.00%	08/31/33		120,322	119,130	119,119	(6)
Crucible Buyer, Inc. (dba JT Thorpe)	Construction & Engineering	9.76%	S + 5.00%	08/31/32		13,447	2,557	2,555	(6) (9)
Crucible Buyer, Inc. (dba JT Thorpe)	Construction & Engineering		S + 5.00%	08/31/33		12,404	(61)	(62)	(6) (9)
Crucible Buyer, Inc. (dba JT Thorpe)	Construction & Engineering	8.76%	S + 5.00%	08/31/32		5,159	2,529	2,528	(6) (9)
DG Investment Intermediate Holdings 2, Inc.	Construction & Engineering	6.90%	S + 3.00%	07/09/32		8,531	8,554	8,531
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.24%	S + 4.50%	10/15/31		38,313	38,016	37,930	(6) (7)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.30%	S + 4.50%	10/15/31		14,190	8,249	8,195	(6) (7) (9)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.26%	S + 4.50%	10/15/31		5,321	1,202	1,188	(6) (7) (9)
KKR Apple Bidco, LLC	Construction & Engineering	6.40%	S + 2.50%	09/23/31		28,056	28,040	28,074
Pavement Preservation Acquisition, LLC (dba Pavement Preservation Group)	Construction & Engineering	9.07%	S + 5.25%	08/09/30		11,315	11,106	11,089	(6) (7)
Pavement Preservation Acquisition, LLC (dba Pavement Preservation Group)	Construction & Engineering	9.07%	S + 5.25%	08/09/30		1,856	467	464	(6) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.48%	B + 5.00%	10/24/30		48,113	47,851	47,632	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.59%	B + 5.00%	10/24/30	AUD	47,597	31,267	32,723	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 5.00%	10/24/30		4,811	(29)	(48)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.57%	S + 4.50%	08/29/31		27,743	27,638	27,466	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.57%	S + 4.50%	08/29/31		9,056	9,005	8,965	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,070	(14)	(41)	(6) (7) (9)
Smyrna Ready Mix Concrete, LLC	Construction Materials	6.90%	S + 3.00%	04/02/29		4,950	4,959	4,957
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.07%	S + 6.00%	10/04/30		70,287	69,141	68,706	(6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		8,410	(111)	(189)	(6) (7) (9)
IRB Holding Corp.	Consumer Staples Distribution & Retail	6.40%	S + 2.50%	12/16/30		11,385	11,398	11,369	(12)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
TKC Holdings, Inc.	Consumer Staples Distribution & Retail	8.39%	S + 4.50%	08/19/30		$5,354	$5,341	$5,328
Berlin Packaging LLC	Containers & Packaging	6.98%	S + 3.25%	06/07/31		9,826	9,852	9,745
Charter NEX US, Inc.	Containers & Packaging	6.27%	S + 2.50%	11/29/30		13,386	13,432	13,398
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	9.09%	S + 5.25%	11/01/30		73,669	72,855	72,564	(6) (7)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		8,719	(90)	(131)	(6) (7) (9)
Precision Concepts Parent Inc.	Containers & Packaging	8.51%	S + 4.75%	08/02/32		7,782	7,719	7,665	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	8.57%	S + 4.75%	08/02/32		5,683	5,633	5,598	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	8.57%	S + 4.75%	08/02/32		3,855	3,821	3,797	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	8.51%	S + 4.75%	08/02/32		3,397	3,369	3,346	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	9.08%	S + 4.75%	08/02/32		3,162	635	615	(6) (7) (9)
Pregis TopCo Corporation	Containers & Packaging	7.65%	S + 3.75%	02/01/29		14,777	14,829	14,851
Proampac PG Borrower LLC	Containers & Packaging	7.81%	S + 4.00%	03/07/33		16,902	16,967	16,857
TricorBraun Holdings, Inc.	Containers & Packaging	7.15%	S + 3.25%	03/03/31		6,035	6,019	5,754
ADI Global Distribution Funding LLC	Distributors	6.65%	S + 2.75%	07/01/33		1,605	1,597	1,613	(8)
BCPE Empire Holdings, Inc.	Distributors		S + 3.50%	12/29/32		6,862	6,802	6,581	(12)
BCPE Empire Holdings, Inc.	Distributors	7.15%	S + 3.25%	12/11/30		5,106	5,117	4,930
CD&R Hydra Buyer Inc.	Distributors	8.00%	S + 4.00%	03/25/31		13,274	13,357	13,280
DFS Holding Company, Inc.	Distributors	11.57%	S + 7.50% (Incl. 5.00% PIK)	01/31/30		45,850	45,120	41,724	(7)
DFS Holding Company, Inc.	Distributors	11.57%	S + 7.50% (Incl. 5.00% PIK)	01/31/30		3,360	3,308	3,058	(7)
Fluid-Flow Products, Inc.	Distributors	6.90%	S + 3.00%	03/04/33		20,046	20,100	20,079
Veritiv Corporation	Distributors	8.07%	S + 4.00%	12/02/30		5,572	5,555	5,522
Windsor Holdings III, LLC	Distributors	6.65%	S + 2.75%	08/01/30		15,393	15,392	15,409
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.07%	S + 6.00%	04/26/29		24,048	23,745	23,567	(6) (7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.90%	S + 6.00%	04/26/29		15,927	7,084	6,953	(6) (7) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.90%	S + 6.00%	04/26/29		2,278	426	410	(6) (7) (9)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services	9.07%	S + 5.25%	08/01/33		23,520	23,174	23,167	(6)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services	7.71%	E + 5.25%	08/01/33	EUR	14,000	15,830	15,616	(6)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	08/01/33		5,152	(75)	(77)	(6) (9)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	08/01/33		2,576	(19)	(19)	(6) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.05%	S + 5.00%	06/06/31		125,882	125,102	125,252	(6) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		48,692	(231)	(243)	(6) (7) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.07%	S + 5.00%	06/06/31		11,693	1,286	1,306	(6) (7) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.85%	S + 5.00%	06/06/31		8,054	8,022	8,014	(6) (7)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	9.00%	S + 5.00%	11/01/28		50,487	49,439	49,730	(7)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28		4,949	(94)	(74)	(7) (9)
Curriculum Associates, LLC	Diversified Consumer Services	8.57%	S + 4.75%	05/07/32		257,069	255,731	254,499	(6) (7)
Curriculum Associates, LLC	Diversified Consumer Services	8.57%	S + 4.75%	05/07/32		168,784	108,979	108,022	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.00%	12/21/29		14,250	(130)	(142)	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		8,366	7,735	7,793	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		6,173	6,073	6,111	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		5,028	5,006	4,978	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.05%	S + 5.00%	12/21/29		5,020	476	515	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		1,630	1,623	1,614	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		548	545	542	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		544	542	539	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		541	538	535	(6) (7)
Genuine Financial Holdings, LLC	Diversified Consumer Services	7.15%	S + 3.25%	09/27/30		12,793	12,780	12,578
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	7.15%	S + 3.25%	12/15/28		269	269	248

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Southeast Mechanical, LLC	Diversified Consumer Services	10.02%	S + 6.00%	07/06/27		$15,332	$3,665	$3,601	(7) (9) (13)
Southeast Mechanical, LLC	Diversified Consumer Services	10.02%	S + 6.00%	07/06/27		3,351	3,347	3,326	(7) (13)
Southeast Mechanical, LLC	Diversified Consumer Services	10.02%	S + 6.00%	07/06/27		2,352	2,349	2,334	(7) (13)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27		600	(2)	(4)	(7) (9) (13)
Splash Car Wash, Inc.	Diversified Consumer Services	9.07%	S + 5.00%	03/17/32		40,402	40,161	40,099	(6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31		4,125	(23)	(31)	(6) (7) (9)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32		3,129	(31)	(23)	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services	8.99%	S + 5.00%	07/25/28		60,034	25,646	24,904	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services	9.60%	S + 5.75%	07/25/28		41,912	41,943	41,702	(6) (7)
Spotless Brands, LLC	Diversified Consumer Services	9.60%	S + 5.75%	07/25/28		6,498	6,503	6,466	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	8.82%	S + 4.75%	06/02/31		129,542	10,516	8,204	(6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	9.07%	S + 5.00%	06/02/31		89,463	88,964	87,673	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	9.07%	S + 5.00%	06/02/31		45,304	45,019	44,398	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	11.00%	P + 4.00%	05/31/30		11,619	3,508	3,336	(6) (7) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.75%	S + 5.00%	05/01/31		58,951	58,551	58,361	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.79%	S + 5.00%	05/01/31		15,548	15,413	15,392	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.75%	S + 5.00%	05/01/31		14,900	3,016	2,949	(6) (7) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30		9,154	(58)	(92)	(6) (7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.25%	S + 6.25%	08/15/30		25,734	25,379	25,412	(6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.25%	S + 6.25%	08/15/30		11,063	10,930	10,921	(6) (7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30		1,368	(16)	(17)	(6) (7) (9)
Citadel Securities LP	Diversified Financial Services	6.07%	S + 2.00%	06/10/33		22,939	22,955	22,957
Alpha Generation LLC	Electric Utilities	5.65%	S + 1.75%	09/30/31		15,449	15,442	15,330
Alpha Generation LLC	Electric Utilities	5.65%	S + 1.75%	06/10/33		2,151	2,143	2,133
Birdsboro Power LLC	Electric Utilities	7.82%	S + 3.75%	07/15/33		1,610	1,602	1,610
Compass Power Generation LLC	Electric Utilities	6.40%	S + 2.50%	04/13/29		1,255	1,252	1,257
EE TLB Borrower, LLC	Electric Utilities		S + 3.50%	10/28/32		665	662	664	(12)
Lightning Power LLC	Electric Utilities	5.65%	S + 1.75%	08/18/31		14,026	14,102	14,012	(8)
Pike Corporation	Electric Utilities	8.14%	S + 4.25%	12/20/32		209,202	209,202	207,633	(6) (7)
Pike Corporation	Electric Utilities	8.15%	S + 4.25%	12/20/32		45,479	7,561	7,239	(6) (7) (9)
Pike Corporation	Electric Utilities		S + 4.25%	12/20/32		30,319	—	(227)	(6) (7) (9)
LSF12 Crown US Commercial Bidco LLC	Electrical Equipment	6.18%	S + 2.50%	12/02/31		21,913	22,019	21,937
Nvent Electric Public Limited Company	Electrical Equipment	6.49%	S + 2.75%	01/30/32		14,097	14,139	14,142
Spectris PLC	Electrical Equipment	6.82%	S + 2.75%	12/06/32		8,436	8,468	8,447	(8)
Trystar, LLC	Electrical Equipment	8.07%	S + 4.25%	08/06/31		23,191	23,017	22,959	(6) (7)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		13,378	(29)	(134)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	8.07%	S + 4.25%	08/06/31		12,473	12,373	12,349	(6) (7)
Trystar, LLC	Electrical Equipment	8.07%	S + 4.25%	08/06/31		9,871	9,796	9,772	(6) (7)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		6,279	(44)	(63)	(6) (7) (9)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		3,568	(16)	(36)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	8.07%	S + 4.25%	08/06/31		2,230	2,220	2,207	(6) (7)
Otodata Holdings, Inc. (dba Otodata)	Electronic Equipment, Instruments & Components	8.65%	S + 4.75%	08/31/33		53,816	53,282	53,278	(6) (8)
Otodata Holdings, Inc. (dba Otodata)	Electronic Equipment, Instruments & Components		S + 4.75%	08/31/33		10,119	(50)	(51)	(6) (8) (9)
Otodata Holdings, Inc. (dba Otodata)	Electronic Equipment, Instruments & Components		S + 4.75%	08/31/33		8,770	(87)	(88)	(6) (8) (9)
Otodata Holdings, Inc. (dba Otodata)	Electronic Equipment, Instruments & Components		S + 4.75%	08/31/33		6,578	(32)	(33)	(6) (8) (9)
Otodata Holdings, Inc. (dba Otodata)	Electronic Equipment, Instruments & Components		C + 4.75%	08/31/33	CAD	4,937	(18)	(17)	(6) (8) (9)
Otodata Holdings, Inc. (dba Otodata)	Electronic Equipment, Instruments & Components	7.04%	C + 4.75%	08/31/33	CAD	3,036	2,169	2,112	(6) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity	Par (5)	Cost	Fair Value	Footnotes
ACI Rover Parent LLC	Energy Equipment & Services	6.32%	S + 2.25%		06/09/33	$2,520	$2,508	$2,513
GIP Pilot Acquisition Partners LP	Energy Equipment & Services	5.72%	S + 2.00%		05/19/33	16,345	16,358	16,345
ITT Holdings LLC	Energy Equipment & Services	5.88%	S + 1.98%		10/11/30	6,776	6,774	6,763
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.57%	S + 4.50%		12/31/32	221,679	220,681	219,462	(6) (7)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services		S + 4.50%		12/31/32	63,881	(161)	(639)	(6) (7) (9)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.57%	S + 4.50%		12/31/32	26,940	11,463	11,315	(6) (7) (9)
WhiteWater DBR HoldCo, LLC	Energy Equipment & Services	6.38%	S + 2.25%		03/03/31	18,600	18,656	18,626
Whitewater Whistler Holdings, LLC	Energy Equipment & Services	5.88%	S + 1.75%		02/15/30	27,650	27,685	27,536
Arcis Golf LLC	Entertainment	6.57%	S + 2.50%		08/05/33	21,527	21,617	21,534
EOC Borrower, LLC	Entertainment	6.65%	S + 2.75%		03/24/32	5,618	5,656	5,627
Fender Musical Instruments Corporation	Entertainment	8.00%	S + 4.00%		12/01/28	2,763	2,748	2,708
EnergySolutions, LLC	Environmental & Facilities Services		S + 2.75%		07/23/33	1,613	1,609	1,612	(12)
LRS Holdings, LLC	Environmental & Facilities Services	7.65%	S + 3.75%		08/05/33	2,801	2,774	2,803
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.07%	S + 5.00%		12/06/29	51,854	51,579	51,595	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.07%	S + 5.00%		12/06/29	7,685	7,638	7,647	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%		12/06/29	6,959	(37)	(35)	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.88%	S + 5.00%		12/06/29	2,647	2,628	2,634	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.86%	S + 5.00%		12/06/29	2,261	2,237	2,250	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%		12/06/29	1,461	(5)	(7)	(6) (7) (9)
AllSpring Buyer, LLC	Financial Services	7.13%	S + 3.00%		11/01/30	21,557	21,574	21,619
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.01%	S + 4.25%		07/30/32	26,262	26,058	25,868	(6) (7)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.01%	S + 4.25%		07/30/32	3,283	3,255	3,233	(6) (7)
Bottomline Technologies, Inc.	Financial Services	8.57%	S + 4.50%		05/14/29	76,214	76,214	75,452	(6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.02%	S + 6.00%		01/25/28	6,228	6,207	6,150	(7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.91%	S + 6.00%		01/25/28	249	165	163	(7) (9)
Computer Services, Inc.	Financial Services	8.57%	S + 4.50%		11/17/31	208,684	208,658	206,597	(6) (7)
Computer Services, Inc.	Financial Services		S + 4.50%		11/17/31	21,460	(46)	(215)	(6) (7) (9)
Computer Services, Inc.	Financial Services		S + 4.50%		11/17/31	13,333	(28)	(133)	(6) (7) (9)
Coretrust Purchasing Group LLC	Financial Services	9.15%	S + 5.25%		10/01/29	61,955	61,052	61,645	(7)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%		10/01/29	7,459	(85)	(37)	(7) (9)
DRW Holdings, LLC	Financial Services	7.40%	S + 3.50%		06/26/31	5,755	5,759	5,626
Eisner Advisory Group LLC	Financial Services	7.90%	S + 4.00%		02/28/31	18,030	18,139	17,978
Focus Financial Partners, LLC	Financial Services	6.40%	S + 2.50%		09/15/31	21,063	21,053	20,648
Franklin Square Holdings, L.P.	Financial Services	6.15%	S + 2.25%		04/25/31	9,499	9,511	9,119
Fullsteam Operations LLC	Financial Services	9.01%	S + 5.25%		08/08/31	177,307	175,841	174,204	(6) (7)
Fullsteam Operations LLC	Financial Services	9.02%	S + 5.25%		08/08/31	59,102	10,434	9,694	(6) (7) (9)
Fullsteam Operations LLC	Financial Services		S + 5.25%		08/08/31	19,701	(161)	(345)	(6) (7) (9)
HighTower Holdings LLC	Financial Services	6.51%	S + 2.75%		02/03/32	9,385	9,418	9,315
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services		S + 7.50% (Incl. 4.50% PIK)		06/01/28	6,637	6,147	4,845	(7) (14) (15)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services		S + 7.50% (Incl. 4.50% PIK)		06/01/28	1,394	1,291	1,018	(7) (14) (15)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.40%	S + 5.50%		09/26/30	35,457	35,185	35,103	(6) (7) (8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%		09/26/30	1,990	(16)	(20)	(6) (7) (8) (9)
Priority Holdings, LLC (dba Priority Payment)	Financial Services	7.82%	S + 3.75%		08/02/32	182,319	181,801	179,889	(8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.15%	S + 5.25%		02/24/31	42,766	42,523	42,445	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%		02/24/31	6,250	(37)	(47)	(6) (7) (9)
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	Food Products	6.38%	6.38% (Incl. 2.33% PIK)	10/26/25	05/30/61	121,858	121,263	118,812	(6) (7) (8) (10)
Chobani, LLC	Food Products	6.15%	S + 2.25%		10/28/32	19,137	19,208	19,133

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Eagle Family Foods Group LLC	Food Products	8.48%	S + 4.75%	08/12/30		$173,680	$172,462	$172,811	(6) (7)
Eagle Family Foods Group LLC	Food Products		S + 4.75%	08/12/30		22,753	(148)	(114)	(6) (7) (9)
Envero Midco 2 LLC (dba Sun World)	Food Products	8.51%	S + 4.75%	09/01/33		29,211	28,921	28,918	(6)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	09/01/33		13,430	(66)	(67)	(6) (9)
Envero Midco 2 LLC (dba Sun World)	Food Products	7.32%	E + 4.75%	09/01/33	EUR	8,348	9,580	9,360	(6)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	09/01/33		5,372	(53)	(54)	(6) (9)
Froneri International Ltd.	Food Products	6.20%	S + 2.25%	09/30/31		798	794	792	(8)
Golden State Food LLC	Food Products	7.57%	S + 3.50%	12/04/31		825	825	823
PFI Lower Midco LLC	Food Products	7.90%	S + 4.00%	12/01/32		6,020	6,024	6,050
Rubix Foods, LLC	Food Products	8.65%	S + 4.75%	04/30/31		28,321	28,093	27,755	(6) (7)
Rubix Foods, LLC	Food Products	8.65%	S + 4.75%	04/30/31		2,215	426	399	(6) (7) (9)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.82%	S + 4.75%	12/11/30		150,854	149,072	147,082	(6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		17,538	(185)	(438)	(6) (7) (9)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 5.00%	12/11/30		11,692	(83)	(175)	(6) (7) (9)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.07%	S + 5.00%	12/11/30		2,916	2,874	2,872	(6) (7)
Kenan Advantage Group, Inc.	Ground Transportation	7.15%	S + 3.25%	01/25/29		6,519	6,525	6,522
Avanos Medical, Inc.	Health Care Equipment & Supplies	9.07%	S + 5.00%	07/27/33		28,742	28,321	28,311	(6)
Avanos Medical, Inc.	Health Care Equipment & Supplies		S + 5.00%	07/27/33		4,258	(31)	(32)	(6) (9)
Confluent Medical Technologies, Inc	Health Care Equipment & Supplies	7.07%	S + 3.00%	02/17/32		1,102	1,099	1,101
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.05%	E + 5.50%	11/28/31	EUR	25,290	27,172	28,066	(6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		E + 5.50%	11/28/31		15,754	(126)	(315)	(6) (7) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.30%	E + 5.50%	11/28/31		12,695	11,347	11,298	(6) (7) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.27%	S + 5.50%	11/28/31		9,309	9,161	9,123	(6) (7)
Hologic Inc.	Health Care Equipment & Supplies	6.30%	S + 2.25%	04/07/33		9,950	9,926	9,792
Zeus Company LLC	Health Care Equipment & Supplies	9.47%	S + 5.40%	02/28/31		80,775	79,716	74,717	(6) (7)
Zeus Company LLC	Health Care Equipment & Supplies	9.47%	S + 5.40%	02/28/30		11,354	1,759	1,041	(6) (7) (9)
Zeus Company LLC	Health Care Equipment & Supplies	9.47%	S + 5.40%	02/28/31		7,467	7,339	6,907	(6) (7)
Advarra Holdings, Inc.	Health Care Providers & Services	8.40%	S + 4.50%	09/15/31		75,482	75,194	74,538	(6) (7)
Advarra Holdings, Inc.	Health Care Providers & Services	8.40%	S + 4.50%	09/15/31		41,055	40,898	40,542	(6) (7)
Advarra Holdings, Inc.	Health Care Providers & Services	8.40%	S + 4.50%	09/15/31		20,340	20,251	20,086	(6) (7)
Bella Holding Company, LLC	Health Care Providers & Services	7.15%	S + 3.25%	06/16/33		2,065	2,045	2,066
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.90%	S + 5.00%	08/07/31		64,024	63,489	63,383	(6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		5,589	(59)	(56)	(6) (7) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		2,487	(43)	(25)	(6) (7) (9)
ExamWorks BidCo Inc.	Health Care Providers & Services	6.40%	S + 2.50%	02/06/33		14,566	14,617	14,597
Global Medical Response, Inc.	Health Care Providers & Services	6.65%	S + 2.75%	10/01/32		9,807	9,835	9,800	(8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.75%	S + 5.75%	06/13/28		12,558	12,442	12,432	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.75%	S + 5.75%	06/13/28		6,394	312	292	(6) (7) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.75%	S + 5.75%	06/13/28		1,442	564	562	(6) (7) (9)
LifePoint Health, Inc.	Health Care Providers & Services	7.25%	S + 3.50%	05/19/31		3,651	3,651	3,454
Lumexa Imaging, Inc.	Health Care Providers & Services	6.57%	S + 2.50%	12/17/32		9,254	9,277	9,265	(8)
Midwest Physician Administrative Services, LLC	Health Care Providers & Services	8.57%	S + 4.50%	03/12/31		1,318	1,299	1,293
Netsmart Technologies, Inc.	Health Care Providers & Services	9.10%	S + 5.20% (Incl. 2.70% PIK)	08/25/31		187,310	185,911	184,500	(6) (7)
Netsmart Technologies, Inc.	Health Care Providers & Services	9.10%	S + 5.20% (Incl. 2.70% PIK)	08/25/31		62,950	62,683	62,006	(6) (7)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 5.20% (Incl. 2.70% PIK)	08/25/31		24,158	(180)	(362)	(6) (7) (9)
Netsmart Technologies, Inc.	Health Care Providers & Services		S + 5.20% (Incl. 2.70% PIK)	08/25/31		23,684	(91)	(355)	(6) (7) (9)
Onex TSG Intermediate Corp.	Health Care Providers & Services	7.32%	S + 3.25%	08/06/32		4,826	4,805	4,825

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Packaging Coordinators Midco, LLC (dba PCI Pharma)	Health Care Providers & Services	8.82%	S + 5.00%	10/15/32		$279,448	$276,264	$276,653	(6) (7)
Packaging Coordinators Midco, LLC (dba PCI Pharma)	Health Care Providers & Services		S + 5.00%	10/15/32		43,771	(538)	(438)	(6) (7) (9)
Packaging Coordinators Midco, LLC (dba PCI Pharma)	Health Care Providers & Services	8.89%	S + 5.00%	10/15/32		31,816	1,246	1,273	(6) (7) (9)
Packaging Coordinators Midco, LLC (dba PCI Pharma)	Health Care Providers & Services	8.73%	SN + 5.00%	10/15/32	GBP	18,753	24,666	24,677	(6) (7)
Packaging Coordinators Midco, LLC (dba PCI Pharma)	Health Care Providers & Services		S + 5.00%	10/15/32		14,594	(63)	(146)	(6) (7) (9)
Packaging Coordinators Midco, LLC (dba PCI Pharma)	Health Care Providers & Services	8.82%	S + 5.00%	10/15/32		14,236	717	575	(6) (7) (9)
SpecialtyCare, Inc.	Health Care Providers & Services	8.48%	S + 4.75%	12/18/29		136,848	136,606	135,822	(6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 4.75%	12/18/29		9,688	(27)	(73)	(6) (7) (9)
SpecialtyCare, Inc.	Health Care Providers & Services	8.57%	S + 4.75%	12/18/29		4,765	1,209	1,196	(6) (7) (9)
SpendMend Holdings LLC	Health Care Providers & Services	9.22%	S + 5.00%	03/01/28		3,341	3,340	3,308	(7)
SpendMend Holdings LLC	Health Care Providers & Services	9.22%	S + 5.00%	03/01/28		920	919	910	(7)
SpendMend Holdings LLC	Health Care Providers & Services	9.22%	S + 5.00%	03/01/28		456	75	71	(7) (9)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		S + 7.00% PIK	03/18/27		33,296	27,212	8,907	(6) (7) (13) (15)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	10.78%	S + 7.00% PIK	03/18/27		3,703	3,926	3,851	(6) (7) (13) (16)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology	8.01%	S + 4.25%	08/02/32		24,584	24,531	24,400	(6) (7)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.25%	08/02/32		8,333	(9)	(62)	(6) (7) (9)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.25%	08/02/32		2,916	(6)	(22)	(6) (7) (9)
Athenahealth Group, Inc.	Health Care Technology	7.15%	S + 3.25%	02/16/32		8,436	8,429	8,419
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology	9.51%	S + 5.75%	08/28/30		213,956	210,447	211,817	(6) (7)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology		S + 5.75%	08/28/30		8,650	(136)	(87)	(6) (7) (9)
Businessolver.com, Inc.	Health Care Technology	8.57%	S + 4.50%	12/03/32		25,772	25,729	25,450	(6) (7)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32		3,859	(9)	(48)	(6) (7) (9)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32		1,719	(8)	(21)	(6) (7) (9)
Cotiviti, Inc.	Health Care Technology	6.43%	S + 2.75%	05/01/31		74,193	72,216	71,039
Cotiviti, Inc.	Health Care Technology	6.43%	S + 2.75%	03/26/32		4,950	4,818	4,721
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.57%	S + 5.00%	05/11/29		3,480	3,452	3,428	(7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28		400	(4)	(6)	(7) (9)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.58%	S + 5.00%	05/11/29		307	304	302	(7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.25%	S + 4.35%	05/19/32		96,268	95,881	93,861	(6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.25%	S + 4.35%	05/19/32		50,667	50,418	49,401	(6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.25%	S + 4.35%	05/19/32		22,520	22,415	21,957	(6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.35%	05/19/32		20,267	(82)	(507)	(6) (7) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.57%	S + 5.75%	09/30/31		48,886	48,493	47,908	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.65%	S + 5.75%	09/30/31		6,984	1,076	995	(6) (7) (9)
WebPT, Inc.	Health Care Technology	10.20%	S + 6.25% (Incl. 3.13% PIK)	01/18/30		3,353	3,179	2,732	(7)
WebPT, Inc.	Health Care Technology	10.56%	S + 6.25%	01/18/30		278	16	(20)	(7) (9)
WebPT, Inc.	Health Care Technology	10.61%	S + 6.25% (Incl. 3.13% PIK)	01/18/30		241	229	196	(7)
Fertitta Entertainment, LLC	Hotels, Restaurants & Leisure	7.15%	S + 3.25%	01/27/29		15,580	15,606	15,574
Gaia Purchaser, Inc.	Hotels, Restaurants & Leisure		S + 4.00%	09/29/33		17,223	17,231	17,094	(12)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.82%	S + 4.75%	12/31/31		49,849	49,289	49,226	(6) (7)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.57%	S + 4.75%	12/31/31		7,930	7,839	7,831	(6) (7)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.68%	S + 4.75%	12/31/31		2,643	1,821	1,817	(6) (7) (9)
Raising Cane's Restaurants, LLC	Hotels, Restaurants & Leisure	5.90%	S + 2.00%	09/18/31		20,133	20,232	19,872
Raising Cane's Restaurants, LLC	Hotels, Restaurants & Leisure	5.90%	S + 2.00%	11/03/32		918	919	905
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.73%	S + 5.00%	04/14/31		19,064	18,873	18,825	(6) (7)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.73%	S + 5.00%	04/14/31		4,430	2,985	2,964	(6) (7) (9)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31		2,228	(21)	(28)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Whatabrands LLC	Hotels, Restaurants & Leisure	6.54%	S + 2.75%	08/15/33	$8,502	$8,481	$8,491
CURiO Brands LLC	Household Products	8.90%	S + 5.00%	04/02/31	20,427	20,264	20,223	(6) (7)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	3,451	(13)	(35)	(6) (7) (9)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	1,725	(13)	(17)	(6) (7) (9)
Victory Buyer LLC	Industrial Conglomerates	7.07%	S + 3.00%	02/14/33	4,165	4,145	4,180
Acrisure, LLC	Insurance	7.15%	S + 3.25%	06/21/32	12,288	12,285	9,462
Acrisure, LLC	Insurance	6.90%	S + 3.00%	11/06/30	4,610	4,586	3,700
Alliant Holdings Intermediate, LLC	Insurance	6.40%	S + 2.50%	09/19/31	25,258	25,265	25,071
AmWINS Group, Inc.	Insurance	5.90%	S + 2.00%	01/30/32	25,891	25,807	25,530
Amynta Agency Borrower Inc.	Insurance		S + 2.50%	12/29/31	2,874	2,874	2,867	(12)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.07%	S + 5.00%	07/24/33	55,370	55,111	55,093	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.07%	S + 5.00%	07/24/33	12,441	595	596	(6) (7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 5.00%	07/24/32	6,221	(45)	(31)	(6) (7) (9)
Asurion LLC	Insurance	7.57%	S + 3.75%	02/23/33	10,104	10,134	9,337
Broadstreet Partners, Inc.	Insurance	6.40%	S + 2.50%	06/13/31	21,077	21,120	20,633
Galway Borrower LLC	Insurance	8.57%	S + 4.50%	09/29/28	108,896	108,412	107,807	(6) (7)
Galway Borrower LLC	Insurance	8.57%	S + 4.50%	09/29/28	17,962	3,227	3,090	(6) (7) (9)
Galway Borrower LLC	Insurance	8.58%	S + 4.50%	09/29/28	10,495	1,631	1,571	(6) (7) (9)
Galway Borrower LLC	Insurance	8.57%	S + 4.50%	09/29/28	4,488	4,470	4,443	(6) (7)
Galway Borrower LLC	Insurance	8.57%	S + 4.50%	09/29/28	3,219	3,206	3,187	(6) (7)
HUB International Limited	Insurance	5.98%	S + 2.25%	06/20/30	17,575	17,630	17,563
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.57%	S + 4.50%	11/22/32	110,718	110,218	109,058	(6) (7)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.57%	S + 4.50%	11/22/32	18,660	1,634	1,400	(6) (7) (9)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.49%	S + 4.50%	11/22/32	16,421	3,660	3,486	(6) (7) (9)
Lockton, Inc.	Insurance	5.82%	S + 2.00%	05/09/33	12,027	12,061	11,997
OneDigital Borrower, LLC	Insurance	6.90%	S + 3.00%	07/02/31	11,502	11,512	11,348
Sedgwick Claims Management Services, Inc.	Insurance	6.40%	S + 2.50%	07/31/31	17,772	17,830	17,680
Truist Insurance Holdings LLC	Insurance	6.82%	S + 2.75%	05/06/31	21,277	21,305	20,845
USI, Inc.	Insurance	6.32%	S + 2.25%	11/21/29	14,734	14,725	14,723
USI, Inc.	Insurance	6.32%	S + 2.25%	09/29/30	5,147	5,160	5,143
Ark Data Centers, LLC	IT Services	8.82%	S + 4.75%	11/27/30	59,783	58,893	57,691	(6) (7)
Ark Data Centers, LLC	IT Services	8.82%	S + 4.75%	11/27/30	35,167	9,866	8,968	(6) (7) (9)
Ark Data Centers, LLC	IT Services	8.82%	S + 4.75%	11/27/30	10,550	10,047	9,829	(6) (7) (9)
Cloud Software Group, Inc.	IT Services	7.32%	S + 3.25%	03/21/31	14,067	14,108	13,329
Cloud Software Group, Inc.	IT Services	7.32%	S + 3.25%	08/13/32	9,801	9,825	9,276
CNT Holdings I Corp.	IT Services	6.07%	S + 2.25%	11/08/32	15,723	15,775	15,719
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.90%	S + 5.00%	10/02/29	38,047	37,606	37,856	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.90%	S + 5.00%	10/02/29	22,810	22,631	22,696	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.00%	10/02/29	13,926	(133)	(70)	(6) (7) (9)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.90%	S + 5.00%	10/02/29	13,441	13,300	13,374	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.90%	S + 5.00%	10/02/29	10,105	2,418	2,466	(6) (7) (9)
Ingram Micro, Inc.	IT Services	6.27%	S + 2.25%	09/19/31	7,790	7,815	7,800	(8)
Kaseya Inc.	IT Services	7.07%	S + 3.25%	03/22/32	3,172	3,140	2,635
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.57%	S + 4.50%	06/03/32	70,238	70,016	69,887	(6)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.57%	S + 4.50%	06/03/32	17,694	1,038	968	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	9,962	(40)	(50)	(6) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
QTS Thunder Managing Issuer LLC	IT Services	6.03%	S + 2.25%	07/22/33	$8,864	$8,820	$8,753
US Signal Company, LLC	IT Services	9.43%	S + 5.50%	09/04/29	37,426	37,203	37,052	(6) (7)
US Signal Company, LLC	IT Services	9.33%	S + 5.50%	09/04/29	8,637	8,579	8,550	(6) (7)
US Signal Company, LLC	IT Services	9.45%	S + 5.50%	09/04/29	5,758	3,562	3,541	(6) (7) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29	14,929	14,901	14,780	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29	6,812	6,786	6,744	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	1,716	(3)	(17)	(6) (7) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29	1,430	1,418	1,416	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29	1,170	1,163	1,158	(6) (7)
Alterra Mountain Company	Leisure Products	6.40%	S + 2.50%	08/17/28	11,930	11,960	11,923
Alterra Mountain Company	Leisure Products	6.40%	S + 2.50%	05/31/30	3,713	3,713	3,706
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.51%	S + 6.75%	07/18/28	29,960	29,665	27,862	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.52%	S + 6.75%	07/18/28	3,879	3,837	3,607	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.51%	S + 6.75%	07/18/28	1,980	1,962	1,841	(6) (7)
Great Outdoors Group, LLC	Leisure Products	7.15%	S + 3.25%	01/23/32	10,574	10,600	10,594
GSM Holdings, Inc.	Leisure Products	9.07%	S + 5.00%	09/30/31	3,488	3,352	3,499
MajorDrive Holdings IV LLC	Leisure Products	8.34%	S + 4.00%	06/01/28	7,322	7,331	7,003
SRAM, LLC	Leisure Products	5.90%	S + 2.00%	02/27/32	14,740	14,787	14,722
WCG Intermediate Corp.	Life Sciences Tools & Services	6.65%	S + 2.75%	02/25/32	13,036	13,028	13,003
AAG US GSI Bidco Inc.	Machinery	8.57%	S + 4.50%	10/31/31	2,721	2,708	2,721
Brookfield WEC Holdings Inc.	Machinery	5.68%	S + 2.00%	01/27/31	16,879	16,911	16,862	(8)
Engineered Machinery Holdings, Inc.	Machinery	6.82%	S + 2.75%	11/26/32	24,047	24,112	24,072
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.07%	S + 5.00%	06/30/32	28,106	27,864	27,825	(6) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	5,215	(22)	(52)	(6) (7) (9)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.90%	S + 5.00%	06/30/32	4,345	485	478	(6) (7) (9)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.32%	S + 4.50%	08/20/31	36,298	36,050	35,935	(6) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%	08/20/30	6,600	(41)	(66)	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.65%	S + 4.75%	12/02/31	169,167	167,849	165,360	(6) (7)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.90%	S + 5.00%	12/02/31	88,209	14,057	13,568	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.65%	S + 4.75%	12/02/31	44,158	43,774	43,164	(6) (7)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.65%	S + 4.75%	12/02/31	22,160	610	277	(6) (7) (9)
Pro Mach Group, Inc.	Machinery	6.40%	S + 2.50%	10/15/32	17,022	17,029	17,031
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.82%	S + 4.75%	12/26/31	162,179	160,880	160,152	(6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.52%	S + 4.75%	12/26/31	42,060	10,152	9,829	(6) (7) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.72%	S + 4.75%	12/26/31	21,109	10,898	10,797	(6) (7) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery		S + 4.75%	12/26/31	12,073	(119)	(151)	(6) (7) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.57%	S + 4.50%	07/01/31	29,700	29,426	29,403	(6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery		S + 4.50%	07/01/30	12,157	(111)	(122)	(6) (7) (8) (9)
TK Elevator Midco GmbH	Machinery	6.70%	S + 2.75%	04/30/30	19,798	19,911	19,863
ABG Intermediate Holdings 2 LLC	Media	5.90%	S + 2.00%	09/23/33	19,688	19,766	19,541
American Greetings Corporation	Media	8.90%	S + 5.00%	01/08/32	1,852	1,843	1,845
Emerald Expositions Holding, Inc.	Media		S + 3.50%	07/14/33	1,099	1,094	1,100	(8) (12)
Emerald Expositions Holding, Inc.	Media		S + 3.50%	07/14/33	287	286	288	(8) (12)
Emerald Expositions Holding, Inc.	Media		S + 3.50%	07/14/33	144	143	144	(8) (12)
Fleet U.S. Bidco, Inc.	Media	6.48%	S + 2.50%	02/21/31	2,771	2,776	2,778	(8)
Recorded Books Inc. (dba RBMedia)	Media	8.76%	S + 5.00%	09/03/30	125,463	123,867	124,208	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media	8.82%	S + 5.00%	08/31/29	22,061	15,773	15,787	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity		Par (5)	Cost	Fair Value	Footnotes
Recorded Books Inc. (dba RBMedia)	Media	8.84%	S + 5.00%		09/03/30		$14,725	$14,580	$14,578	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media	9.07%	S + 5.00%		09/03/30		9,297	8,466	8,496	(6) (7) (9)
Recorded Books Inc. (dba RBMedia)	Media	9.07%	S + 5.00%		09/03/30		3,874	3,822	3,835	(6) (7)
Univision Communications Inc.	Media	7.27%	S + 3.25%		01/31/29		14,716	14,689	14,631
Versant Media Group Inc	Media	7.57%	S + 3.50%		01/30/31		8,597	8,610	8,646	(8)
Wasserman Media Group LLC	Media		S + 2.50%		06/23/32		1,884	1,865	1,883	(12)
Arsenal AIC Parent LLC	Metals & Mining	6.65%	S + 2.75%		08/19/30		8,571	8,620	8,601
AL GCX Fund VIII Holdings LLC	Oil, Gas & Consumable Fuels	6.01%	S + 2.25%		12/17/32		24,811	24,818	24,749
AL GCX Holdings, LLC	Oil, Gas & Consumable Fuels	6.01%	S + 2.25%		12/17/32		24,909	24,852	24,897
AL NGPL Holdings, LLC	Oil, Gas & Consumable Fuels	5.73%	S + 2.00%		12/09/30		36,757	36,861	36,734
Blackfin Pipeline LLC	Oil, Gas & Consumable Fuels	6.40%	S + 2.50%		09/29/32		6,922	6,922	6,936
Buckeye Partners, L.P.	Oil, Gas & Consumable Fuels	5.65%	S + 1.75%		11/22/32		17,685	17,668	17,674
BX Frontier Member I LLC	Oil, Gas & Consumable Fuels	5.86%	5.86%	09/22/25	12/31/60		62,977	53,030	51,229	(6) (7) (8) (9) (10)
CQP Holdco LP	Oil, Gas & Consumable Fuels	5.82%	S + 1.75%		12/31/32		33,640	33,689	33,469
EMG Utica, LLC	Oil, Gas & Consumable Fuels		S + 3.00%		04/01/30		4,579	4,579	4,579	(12)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	9.32%	S + 5.25%		06/30/31		4,285	4,232	4,221	(6) (7) (8)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		S + 5.25%		06/30/31		941	(6)	(14)	(6) (7) (8) (9)
Kohler Energy Co LLC	Oil, Gas & Consumable Fuels	6.57%	S + 2.50%		05/01/31		18,432	18,450	18,421
Meade Pipeline Co LLC	Oil, Gas & Consumable Fuels	6.02%	S + 2.00%		09/22/32		20,360	20,380	20,329
Oxbow Carbon LLC	Oil, Gas & Consumable Fuels	7.40%	S + 3.50%		05/10/30		2,302	2,303	2,313
Prairie ECI Acquiror LP	Oil, Gas & Consumable Fuels	7.15%	S + 3.25%		08/01/29		3,785	3,784	3,792
Third Coast Infrastructure LLC	Oil, Gas & Consumable Fuels	7.15%	S + 3.25%		09/25/30		19,488	19,500	19,597
VRS Buyer, Inc. (dba LiquidTech)	Oil, Gas & Consumable Fuels	7.57%	S + 3.50%		10/12/32		34,108	33,957	33,853
VRS Buyer, Inc. (dba LiquidTech)	Oil, Gas & Consumable Fuels		S + 3.50%		10/12/32		2,066	(9)	(15)	(9)
Whitewater Matterhorn Holdings LLC	Oil, Gas & Consumable Fuels	5.88%	S + 1.75%		06/16/32		25,586	25,690	25,403
OneSky Flight, LLC	Passenger Airlines	6.64%	S + 2.75%		02/17/33		5,500	5,474	5,507
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	9.01%	S + 5.25%		09/30/30		23,651	23,205	23,178	(6) (7)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	7.81%	E + 5.25%		09/30/30	EUR	14,715	15,230	16,331	(6) (7)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	9.15%	S + 5.25%		10/01/29		4,892	1,638	1,614	(6) (7) (9)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	9.01%	S + 5.25%		09/30/30		3,618	3,543	3,545	(6) (7)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	9.01%	S + 5.25%		09/30/30		3,042	3,018	2,982	(6) (7)
Bamboo US BidCo LLC (dba Baxter)	Pharmaceuticals	9.01%	S + 5.25%		09/30/30		3,027	3,004	2,967	(6) (7)
Covetrus, Inc.	Pharmaceuticals	9.07%	S + 5.00%		10/13/29		2,505	2,507	2,429
Creek Parent, Inc. (dba Catalent)	Pharmaceuticals	6.90%	S + 3.00%		08/12/33		3,541	3,524	3,528
Ankura Consulting Group, LLC	Professional Services	7.25%	S + 3.50%		12/29/31		6,070	6,022	5,845
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services	9.07%	S + 5.00%		04/25/33		15,576	15,390	15,381	(6) (7)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services		S + 5.00%		04/25/33		7,330	(44)	(92)	(6) (7) (9)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services	9.07%	S + 5.00%		04/25/33		4,617	4,562	4,560	(6) (7)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services		S + 5.00%		04/25/33		2,463	(29)	(31)	(6) (7) (9)
Berkeley Research Group LLC	Professional Services	7.32%	S + 3.25%		05/01/32		14,200	14,184	14,218
Engage2Excel, Inc.	Professional Services	11.51%	S + 7.25%		07/02/29		22,918	22,692	22,345	(6) (7)
Engage2Excel, Inc.	Professional Services	12.01%	S + 7.25%		07/02/29		2,129	1,468	1,437	(6) (7) (9)
Grant Thornton Advisors LLC	Professional Services	6.65%	S + 2.75%		06/02/31		5,480	5,481	5,255
Heron Bidco	Professional Services		S + 4.00%		12/10/32		1,634	1,630	1,634	(12)
iCIMS, Inc.	Professional Services	9.57%	S + 5.75%		08/18/28		53,887	53,121	49,037	(7)
iCIMS, Inc.	Professional Services	10.07%	S + 6.25%		08/18/28		6,000	5,956	5,505	(7)
iCIMS, Inc.	Professional Services	9.58%	S + 5.75%		08/18/28		4,771	2,075	1,717	(7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.62%	S + 5.75%	11/30/28	$1,950	$1,947	$1,940	(7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.69%	S + 5.75%	11/30/28	1,918	1,916	1,908	(7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.75%	P + 4.75%	11/30/28	349	159	158	(7) (9)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.40%	S + 4.50%	08/18/32	58,677	58,355	58,237	(6) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	31,856	(135)	(239)	(6) (7) (9)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/31	12,725	(96)	(95)	(6) (7) (9)
Trilon Group, LLC	Professional Services	7.25%	S + 3.50%	06/13/33	3,310	3,294	3,311	(8)
Trilon Group, LLC	Professional Services		S + 3.50%	06/13/33	181	(1)	—	(8) (9)
Westwood Professional Services Inc.	Professional Services	8.57%	S + 4.50%	09/19/31	133,222	132,364	132,556	(6)
Westwood Professional Services Inc.	Professional Services	8.57%	S + 4.50%	09/19/31	12,437	12,347	12,375	(6)
Westwood Professional Services Inc.	Professional Services		S + 4.50%	09/19/31	12,239	(87)	(61)	(6) (9)
Genesee & Wyoming Inc.	Rail Transportation	5.82%	S + 1.75%	04/10/31	26,187	26,202	26,109
MRI Software LLC	Real Estate Mgmt. & Development	8.82%	S + 4.75%	02/10/28	37,549	37,526	36,047	(6)
MRI Software LLC	Real Estate Mgmt. & Development	8.82%	S + 4.75%	02/10/28	2,033	1,456	1,381	(6) (9)
MRI Software LLC	Real Estate Mgmt. & Development	8.82%	S + 4.75%	02/10/28	305	75	64	(6) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.26%	S + 6.50%	07/01/27	9,314	9,291	9,221	(7)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.26%	S + 6.50%	07/01/27	8,835	8,813	8,747	(7)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.25%	S + 6.50%	07/01/27	938	398	393	(7) (9)
Solebury Borrower I LLC	Renewable Electricity	6.13%	S + 2.25%	08/04/33	2,401	2,389	2,395
Accommodations Plus Technologies LLC	Software	9.29%	S + 5.25%	05/28/32	64,206	63,539	63,403	(6) (7)
Accommodations Plus Technologies LLC	Software	9.29%	S + 5.25%	05/28/32	62,444	61,796	61,663	(6) (7)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	12,291	(105)	(154)	(6) (7) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.40%	S + 4.50%	08/29/31	16,938	16,823	16,641	(6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	2,117	(16)	(37)	(6) (7) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.27%	S + 4.50%	08/29/31	1,270	752	740	(6) (7) (9)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.57%	S + 4.50%	01/22/33	64,525	64,227	63,719	(6) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	01/22/33	19,302	(44)	(241)	(6) (7) (9)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.57%	S + 4.50%	01/22/33	8,272	2,996	2,930	(6) (7) (9)
Aptean, Inc.	Software	8.51%	S + 4.75%	01/30/31	129,791	129,093	128,169	(6) (7)
Aptean, Inc.	Software	9.71%	S + 4.75%	01/30/31	8,357	3,537	3,477	(6) (7) (9)
Aptean, Inc.	Software		S + 4.75%	01/30/31	4,073	(25)	(51)	(6) (7) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.07%	S + 5.00%	07/01/30	11,443	11,310	11,329	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.07%	S + 5.00%	07/01/30	750	746	743	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.07%	S + 5.00%	07/01/30	726	717	719	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	8.22%	S + 4.15%	07/28/31	45,788	45,570	45,101	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/28/31	11,207	(42)	(168)	(6) (7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	5,443	(30)	(82)	(6) (7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	2,562	(14)	(38)	(6) (7) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.57%	S + 5.50% (Incl. 3.00% PIK)	07/14/31	50,786	50,451	49,644	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.57%	S + 5.50% (Incl. 3.00% PIK)	07/14/31	24,184	23,957	23,640	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.57%	S + 5.50% (Incl. 3.00% PIK)	07/14/31	12,519	12,437	12,237	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 5.50% (Incl. 3.00% PIK)	07/14/31	9,600	(70)	(216)	(6) (7) (8) (9)
Avalara, Inc	Software	6.57%	S + 2.50%	03/26/32	5,618	5,643	5,487
Clearwater Analytics, LLC	Software	8.40%	S + 4.50%	06/27/33	572,786	570,005	569,922	(6) (7)
Clearwater Analytics, LLC	Software		S + 4.50%	06/27/33	106,071	(255)	(530)	(6) (7) (9)
Clearwater Analytics, LLC	Software		S + 4.50%	06/27/33	44,726	(215)	(224)	(6) (7) (9)
Clearwater Analytics, LLC	Software		S + 4.50%	06/27/33	24,220	(117)	(121)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Clover Holdings 2 LLC	Software	7.64%	S + 3.75%	12/09/31		$3,980	$3,969	$3,928
ConnectWise, LLC	Software	7.84%	S + 3.50%	09/29/28		8,233	8,257	8,083
Convenient Payments Acquisition, Inc.	Software	9.90%	S + 6.00%	04/02/29		9,697	9,685	9,600	(6) (7)
Convenient Payments Acquisition, Inc.	Software	9.90%	S + 6.00%	04/02/29		1,650	1,647	1,633	(6) (7)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	04/02/29		990	(1)	(10)	(6) (7) (9)
Crewline Buyer, Inc. (dba New Relic)	Software	10.57%	S + 6.75%	11/08/30		72,867	71,769	69,224	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		7,326	(101)	(366)	(6) (7) (9)
Dayforce Bidco, LLC (dba Dayforce)	Software	6.82%	S + 3.00%	02/04/33		112,376	112,123	108,022	(6)
Dayforce Bidco, LLC (dba Dayforce)	Software	6.40%	S + 2.50%	02/04/31		25,000	2,500	508	(6) (9)
Edition Holdings, Inc. (dba Enverus)	Software	8.40%	S + 4.50%	12/20/32		98,060	97,425	96,589	(6) (7)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32		8,137	(16)	(122)	(6) (7) (9)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32		4,035	(13)	(61)	(6) (7) (9)
Epicor Software Corp	Software	6.65%	S + 2.75%	05/30/31		7,028	7,067	6,896
First Advantage Holdings, LLC	Software	6.82%	S + 2.75%	10/31/31		485	487	485	(8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.57%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		28,052	27,942	27,912	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.07%	S + 5.25% (Incl. 2.25% PIK)	01/17/31		7,686	7,635	7,513	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		3,839	(22)	(29)	(6) (7) (9)
HighLevel LLC	Software	8.25%	S + 4.50%	02/23/33		122,358	121,787	121,134	(6) (7)
HighLevel LLC	Software		S + 4.50%	02/23/33		17,493	(80)	(175)	(6) (7) (9)
HighLevel LLC	Software		S + 4.50%	02/23/33		5,449	(25)	(54)	(6) (7) (9)
Hyland Software, Inc.	Software	8.82%	S + 4.75%	09/19/30		92,850	91,953	92,385	(6) (7)
Hyland Software, Inc.	Software		S + 4.75%	09/19/29		4,525	(35)	(23)	(6) (7) (9)
iSolved Inc	Software	6.65%	S + 2.75%	10/15/30		6,511	6,529	6,300
Javelin Buyer, Inc.	Software	6.57%	S + 2.75%	12/05/31		15,541	15,619	15,177
Jeppesen Holdings, LLC	Software	8.57%	S + 4.75%	11/01/32		226,662	225,643	224,395	(6) (7)
Jeppesen Holdings, LLC	Software		S + 4.75%	11/01/32		11,333	(49)	(113)	(6) (7) (9)
KPA Parent Holdings, Inc.	Software	8.40%	S + 4.50%	03/12/32		26,267	26,051	25,873	(6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		3,433	(15)	(51)	(6) (7) (9)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		2,599	(20)	(39)	(6) (7) (9)
Kryptona Bidco US, LLC (dba Kyriba)	Software	9.73%	S + 5.75% (Incl. 3.13% PIK)	12/18/31		105,473	103,902	104,418	(6) (7) (8)
Kryptona Bidco US, LLC (dba Kyriba)	Software	9.73%	S + 5.75% (Incl. 3.13% PIK)	12/18/31		50,877	50,417	50,368	(6) (7) (8)
Kryptona Bidco US, LLC (dba Kyriba)	Software	8.72%	E + 5.75% (Incl. 3.13% PIK)	12/18/31	EUR	24,409	25,098	27,365	(6) (7) (8)
Kryptona Bidco US, LLC (dba Kyriba)	Software		S + 5.75% (Incl. 3.13% PIK)	12/18/31		10,825	(162)	(108)	(6) (7) (8) (9)
Kryptona Bidco US, LLC (dba Kyriba)	Software	8.72%	E + 5.75% (Incl. 3.13% PIK)	12/18/31	EUR	10,755	12,333	12,058	(6) (7) (8)
Lobos Parent, Inc. (dba NEOGOV)	Software	8.32%	S + 4.25%	09/27/32		35,796	35,603	34,901	(6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/27/32		5,757	(27)	(144)	(6) (7) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/26/31		4,054	(25)	(101)	(6) (7) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/26/31		1,824	(11)	(46)	(6) (7) (9)
ML Holdco, LLC (dba MeridianLink)	Software	8.07%	S + 4.25%	10/25/32		100,161	99,713	98,659	(6) (7)
ML Holdco, LLC (dba MeridianLink)	Software	8.15%	S + 4.25%	10/25/32		26,057	775	443	(6) (7) (9)
NC Topco, LLC (dba NContracts)	Software	8.26%	S + 4.50%	09/02/31		55,548	55,172	54,854	(6) (7)
NC Topco, LLC (dba NContracts)	Software	8.26%	S + 4.50%	09/02/31		15,846	15,696	15,648	(6) (7)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/02/31		6,386	(47)	(80)	(6) (7) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.48%	S + 4.75%	05/03/29		275,000	275,000	272,250	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	9.31%	N + 4.75%	05/03/29	NOK	158,670	14,968	16,319	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.48%	S + 4.75%	05/03/29		93,333	93,282	92,400	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.48%	S + 4.75%	05/03/29		64,211	64,072	63,569	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity		Par (5)	Cost	Fair Value	Footnotes
North Star Acquisitionco, LLC (dba Everway)	Software	8.48%	S + 4.75%	05/03/29		$21,262	$21,261	$21,049	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.49%	S + 4.75%	05/03/29		15,032	14,990	14,882	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.75%	05/03/29		14,253	(35)	(143)	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.48%	SN + 4.75%	05/03/29	GBP	7,240	9,270	9,503	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.48%	S + 4.75%	05/03/29		1,947	1,947	1,928	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.59%	S + 4.75%	05/03/29		1,558	1,410	1,395	(6) (7) (8) (9)
One, Inc. Software Corporation	Software	8.51%	S + 4.25%	12/06/32		245,730	243,496	242,044	(6) (7)
One, Inc. Software Corporation	Software		S + 4.25%	12/06/32		47,256	(209)	(709)	(6) (7) (9)
One, Inc. Software Corporation	Software		S + 4.25%	12/06/32		18,902	(167)	(284)	(6) (7) (9)
Onward AcquireCo, Inc. (dba OneStream)	Software	8.95%	S + 5.05% (Incl. 2.68% PIK)	04/01/33		147,533	146,505	146,426	(6) (7)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33		62,390	(218)	(468)	(6) (7) (9)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33		25,993	(181)	(195)	(6) (7) (9)
Project Boost Purchaser, LLC	Software	6.82%	S + 2.75%	07/16/31		15,979	15,993	15,620
Quartz Acquireco LLC	Software	6.32%	S + 2.25%	06/28/30		17,542	17,506	15,174
Renaissance Holding Corp.	Software	7.90%	S + 4.00%	04/05/30		97,531	97,134	73,880	(6)
Runway Bidco, LLC (dba Redwood Software)	Software	8.57%	S + 4.50%	12/17/31		64,574	64,139	63,928	(6) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 4.50%	12/17/31		16,287	(71)	(163)	(6) (7) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 4.50%	12/17/31		8,144	(58)	(81)	(6) (7) (9)
Singlewire Software, LLC	Software	8.82%	S + 4.75%	05/10/30		46,833	46,441	46,365	(6) (7)
Singlewire Software, LLC	Software	8.82%	S + 4.75%	05/10/30		23,641	23,273	23,405	(6) (7)
Singlewire Software, LLC	Software		S + 4.75%	05/10/30		7,560	(89)	(76)	(6) (7) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29		32,777	32,710	32,367	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29		17,759	17,672	17,537	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29		1,983	296	280	(6) (7) (9)
UKG Inc.	Software	6.07%	S + 2.25%	02/10/31		15,628	15,647	15,146
Vamos Bidco, Inc. (dba VIP)	Software	8.57%	S + 4.50%	01/30/32		67,820	67,321	66,802	(6) (7)
Vamos Bidco, Inc. (dba VIP)	Software	8.34%	S + 4.50%	01/30/32		28,594	8,380	8,134	(6) (7) (9)
Vamos Bidco, Inc. (dba VIP)	Software	8.53%	S + 4.50%	01/30/32		8,585	5,083	5,022	(6) (7) (9)
World Wide Technology Holding Co. LLC	Software	5.90%	S + 2.00%	03/01/30		21,845	21,941	21,900
Zelis Payments Buyer, Inc.	Software	7.15%	S + 3.25%	11/26/31		4,495	4,508	4,470
Harbor Freight Tools USA, Inc.	Specialty Retail	5.90%	S + 2.00%	06/11/31		13,552	13,379	13,497
Reveal Midco, LLC (dba Tactacam)	Specialty Retail	9.48%	S + 5.50%	09/17/32		106,223	104,109	104,098	(6)
Reveal Midco, LLC (dba Tactacam)	Specialty Retail		S + 5.50%	09/17/31		8,863	(176)	(177)	(6) (9)
Ahead DB Holdings, LLC	Technology Hardware & Equipment	6.82%	S + 2.75%	02/03/31		14,473	14,403	14,416
ESCO Technologies Inc.	Technology Hardware & Equipment		S + 1.75%	05/27/33		2,495	2,489	2,489	(8) (12)
Fortress Intermediate 3, Inc	Technology Hardware & Equipment	6.79%	S + 3.00%	06/27/31		7,589	7,626	7,557
McAfee, LLC	Technology Hardware & Equipment	6.90%	S + 3.00%	03/01/29		15,768	15,771	14,372
Virtusa Corporation	Technology Hardware & Equipment	7.15%	S + 3.25%	02/15/29		9,370	9,356	9,089
PPT Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals	8.32%	S + 4.25%	12/23/32		126,118	125,829	125,172	(6) (7)
PPT Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals	8.59%	S + 4.25%	12/23/32		18,789	1,658	1,600	(6) (7) (9)
PPT Purchaser, LLC (dba Service Express)	Technology Hardware, Storage & Peripherals		S + 4.25%	12/23/32		9,879	(22)	(74)	(6) (7) (9)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.59%	S + 4.75%	12/05/31		147,002	144,869	144,797	(6) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.59%	S + 4.75%	12/05/31		32,658	2,762	2,706	(6) (7) (9)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 4.75%	12/05/31		2,085	(27)	(31)	(6) (7) (9)
Champ Acquisition Corporation	Textiles, Apparel & Luxury Goods	6.57%	S + 2.75%	11/25/31		15,309	15,481	15,309
WH Borrower, LLC	Textiles, Apparel & Luxury Goods	8.20%	S + 4.25%	02/20/32		2,370	2,364	2,379
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	Trading Companies & Distributors	9.32%	S + 5.25%	07/31/32		12,944	12,755	12,750	(6)
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	Trading Companies & Distributors		S + 5.25%	07/31/32		2,134	(16)	(16)	(6) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	Trading Companies & Distributors	9.32%	S + 5.25%	07/31/32	955	$259	$259	(6) (9)
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	Trading Companies & Distributors		S + 5.25%	07/31/32	467	(7)	(7)	(6) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.07%	S + 5.25%	12/31/29	206,296	203,439	178,446	(6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.08%	S + 5.25%	12/31/29	23,406	8,566	5,735	(6) (7) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.07%	S + 5.25%	12/31/29	1,619	1,532	1,400	(6) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	8.82%	S + 4.75%	04/09/30	119,261	118,996	117,771	(6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.73%	S + 5.00%	01/24/33	102,098	101,154	101,077	(6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.87%	S + 5.00%	01/24/33	17,949	12,407	12,369	(6) (7) (9)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.75%	S + 5.00%	01/24/33	17,282	3,044	3,028	(6) (7) (9)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	4,320	(39)	(43)	(6) (7) (9)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.82%	S + 4.75% (Incl. 2.62% PIK)	12/06/32	81,259	80,540	79,837	(6) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.79%	S + 4.75% (Incl. 2.62% PIK)	12/06/32	29,226	28,955	28,715	(6) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.82%	S + 4.75%	12/06/32	28,945	5,760	5,640	(6) (7) (9)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.75% (Incl. 2.62% PIK)	12/06/32	10,931	(97)	(191)	(6) (7) (9)
Deep Blue Operating I LLC	Water Utilities	6.09%	S + 2.25%	10/01/32	18,891	18,905	18,879
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.17%	S + 5.25%	03/31/27	5,832	5,761	5,737	(6) (7) (9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.16%	S + 5.25%	03/31/27	5,817	5,801	5,759	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.16%	S + 5.25%	03/31/27	5,817	5,801	5,759	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.16%	S + 5.25%	03/31/27	3,636	3,626	3,600	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	729	(2)	(7)	(6) (7) (9)
Diamond Communications LLC	Wireless Telecommunication Services	7.90%	S + 4.00%	05/28/30	25,000	4,957	4,863	(7) (9)
Diamond Communications LLC	Wireless Telecommunication Services	7.90%	S + 4.00%	05/28/30	25,000	19,905	19,813	(7) (9)
Total 1st Lien/Senior Secured Debt						15,698,670	15,498,923
1st Lien/Last-Out Unitranche-2.7%
EDB Parent, LLC (dba Enterprise DB)	Software	9.57%	S + 5.75%	07/07/28	6,154	$6,110	$6,077	(7) (11)
EDB Parent, LLC (dba Enterprise DB)	Software	9.57%	S + 5.75%	07/07/28	3,671	3,634	3,625	(7) (11)
EDB Parent, LLC (dba Enterprise DB)	Software	9.57%	S + 5.75%	07/07/28	1,489	1,478	1,470	(7) (11)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.90%	S + 6.00%	12/07/28	53,171	52,937	52,905	(6) (7) (11)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.90%	S + 6.00%	12/07/28	31,829	31,681	31,670	(6) (7) (11)
Everest Portfolio Company, LLC	Wireless Telecommunication Services	8.90%	S + 5.00%	06/02/31	22,705	22,437	22,421	(6) (7) (11)
Everest Portfolio Company, LLC	Wireless Telecommunication Services	8.90%	S + 5.00%	06/02/31	17,128	2,190	2,176	(6) (7) (9) (11)
K2 Towers II, LLC	Wireless Telecommunication Services	8.66%	S + 4.58%	05/02/29	5,092	4,816	4,791	(6) (7) (9) (11)
K2 Towers III, LLC	Wireless Telecommunication Services	8.45%	S + 4.67%	12/06/28	54,001	47,199	46,929	(6) (7) (9) (11)
Octagon Towers LLC	Wireless Telecommunication Services	9.06%	S + 4.98%	09/04/28	5,742	4,732	4,703	(6) (7) (9) (11)
Peppertree Towers, LLC	Wireless Telecommunication Services	8.66%	S + 4.58%	05/15/29	9,001	8,194	8,149	(6) (7) (9) (11)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.93%	S + 5.03%	12/22/28	27,776	27,658	27,637	(6) (7) (11)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.93%	S + 5.03%	12/22/28	20,641	6,145	6,158	(6) (7) (9) (11)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.51%	S + 4.75%	02/01/29	28,283	28,164	28,141	(6) (7) (11)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.52%	S + 4.75%	02/01/29	16,718	10,059	10,053	(6) (7) (9) (11)
Total 1st Lien/Last-Out Unitranche						257,434	256,905

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1) (2)	Industry (3)	Interest Rate (4)	Reference Rate and Spread (4)	Initial Acquisition Date	Maturity	Par (5)	Cost	Fair Value	Footnotes
2nd Lien/Senior Secured Debt-5.0%
Sazerac Company, Inc.	Beverages	5.77%	S + 2.00%		07/09/32	$23,919	$24,020	$23,869
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	Food Products	5.00%	5.00% PIK	10/26/25	05/31/61	29,902	29,758	29,678	(6) (7) (8) (10)
Colossus Acquireco LLC	Oil, Gas & Consumable Fuels	5.62%	S + 1.75%		01/31/33	22,364	22,275	22,240
Beach Acquisition Bidco LLC	Textiles, Apparel & Luxury Goods	6.65%	S + 2.75%		09/12/32	25,086	25,269	25,117
Tiger Acquisition, LLC (dba Sabre Industries)	Wireless Telecommunication Services	9.15%	S + 5.25%		05/01/34	156,392	154,886	154,828	(6) (7)
VB-S1 ISSUER, LLC (dba Vertical Bridge)	Wireless Telecommunication Services	8.60%	8.60%	02/12/26	03/15/56	225,000	225,000	217,018	(10)
Total 2nd Lien/Senior Secured Debt							481,208	472,750
Total United States							$16,437,312	$16,228,578
Total Debt Investments							$18,389,943	$18,172,807

Investment (1) (2)	Industry (3)	Effective Yield	Initial Acquisition Date	Maturity	Shares(5)	Cost	Fair Value	Footnotes
Equity and Other-0.5%
Cayman Islands-0.4%
Structured Finance Obligation – Equity Instruments-0.4%
Diameter Capital CLO 11, Ltd. - Subordinated Notes	Financial Services	7.45%	07/09/25	07/20/38	$8,770	$7,883	$5,809	(8) (10)
Diameter Capital CLO 13, Ltd. - Subordinated Notes	Financial Services	7.17%	11/26/25	01/20/39	7,580	6,899	5,944	(8) (10)
Madison Park Funding LXX, Ltd. - Subordinated Notes	Financial Services	11.42%	08/04/25	09/04/38	20,090	17,435	13,741	(8) (10)
Octagon 78, Ltd. - Subordinated Notes	Financial Services	7.30%	07/14/25	10/20/38	23,344	20,065	15,610	(8) (10)
Total Structured Finance Obligation – Equity						52,282	41,104
Total Cayman Islands						52,282	41,104
United States-0.1%
Common Stock-0.1%
VisionSafe Parent, LLC	Aerospace & Defense		04/19/24		880	$885	$964	(6) (7) (10) (17)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services		04/26/24		6,287,153	5,912	6,049	(6) (7) (10) (17)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services		07/06/22		400	616	561	(7) (10) (13) (17)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21		2,700	237	277	(7) (10) (17)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24		27,194,622	—	—	(7) (10) (13) (17)
Peppertree Towers, LLC	Wireless Telecommunication Services		12/18/25		9	10	10	(6) (7) (10) (17)
Total Common Stock						7,660	7,861
Preferred Stock-0.0%
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		10/02/24		221	$36	$42	(7) (10) (17)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services		01/09/26		320,487	320	334	(6) (7) (10) (17)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24		13,194,756	3,101	—	(7) (10) (13) (17)
CloudBees, Inc.	Software		11/24/21		134,557	2,031	1,760	(7) (10) (17)
Total Preferred Stock						5,488	2,136
Membership Interest-0.0%
BX Frontier Member I Holdings LLC	Oil, Gas & Consumable Fuels		09/22/25		3%	$—	$—	(6) (7) (8) (9) (10) (17)
Total Membership Interest						—	—
Warrants-0.0%
CloudBees, Inc.	Software		11/24/21		38,977	$25	$43	(7) (10) (17)
Total Warrants						25	43
Total United States						$13,173	$10,040
Total Equity and Other						$65,455	$51,144
Total Investments-193.0%						$18,455,398	$18,223,951
Investments in Affiliated Money Market Fund-2.1%
United States-2.1%
Goldman Sachs Central Government Fund - Institutional Shares					194,761,753	$194,762	$194,762	(18) (19)
Total United States						$194,762	$194,762
Total Investments in Affiliated Money Market Fund						194,762	194,762
Total Investments and Investments in Affiliated Money Market Fund-195.1%						$18,650,160	$18,418,713

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Credit Corp.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Assets are pledged as collateral for the Revolving Credit Facilities (as defined below). See Note 6 “Debt.”
(3)
For Industry subtotal and percentage, see Note 4 “Investments.”
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments represent the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA (“C”), SARON (“SARON”), BBSW (“BW”), BBSY ("B"), STIBOR (“STIBOR”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2026, the rate for 6 month S was 4.27%, 3 month S was 4.08%,1 month S was 3.91%, 6 month E was 3.07%,3 month E was 2.62%, 3 month SN was 3.73%, 3 month N was 4.80%, 3 month C was 2.43%, 1 month C was 2.31%, 6 month BW was 5.13%, 3 month B was 4.81%,1 month B was 4.60%, 3 month SARON was (0.07)%, 3 month STIBOR was 2.01% and P was 7.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026.
(5)
Par amount is presented for debt investments, while the number of shares or units or percentage of membership interests owned is presented for equity investments.Par amount is denominated in U.S. Dollars (“$” or "USD”) unless otherwise noted, Euros (“EUR”), Great British Pounds (“GBP”), Australian Dollars (“AUD”), Swiss Franc (“CHF”), Norwegian Kroner (“NOK”), Swedish Krona (“SEK”), or Canadian Dollars (“CAD”).
(6)
Represents co-investments made in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission (the “SEC”). See Note 3 “Significant Agreements and Related Party Transactions.”
(7)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, the aggregate fair value of these non-qualifying assets is $3,503,999 or 18.7% of the Company’s total assets.
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
(10)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be a “restricted security”. As of September 30, 2026, the aggregate fair value of such securities is $1,160,672 or 12.3% of the Company’s net assets. The initial acquisition date has been included for such securities.
(11)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(12)
Position or portion thereof unsettled as of September 30, 2026.
(13)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions.”
(14)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns,either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Significant Agreements and Related Party Transactions”.
(15)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(16)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies".
(17)
Non-income producing security.
(18)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions.”
(19)
The annualized seven-day yield as of September 30, 2026 is 3.97%.

PIK - Payment-In-Kind

ADDITIONAL INFORMATION

Interest Rate Swaps

Counterparty	Hedged Instrument	Company Receives	Company Pays	Frequency	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized appreciation/ (depreciation)
BNP Paribas	5.050% February 2028 Notes	5.05%	S + 1.72%	Semiannual	02/23/28	$700,000	$(12,683)	$—	$(12,683)
Bank of America	5.875% May 2028 Notes	5.88%	S + 2.37%	Semiannual	04/06/28	400,000	(7,068)	—	(7,068)
Bank of America	5.375% January 2029 Notes	5.38%	S + 2.00%	Semiannual	12/31/28	400,000	(12,025)	—	(12,025)
Bank of America	6.250% May 2030 Notes	6.25%	S + 2.71%	Semiannual	04/06/30	600,000	(25,395)	—	(25,395)
BNP Paribas	5.875% January 2031 Notes	5.88%	S + 2.41%	Semiannual	12/31/30	500,000	(26,564)	—	(26,564)
BNP Paribas	5.875% January 2031 Notes	5.88%	S + 2.46%	Semiannual	12/31/30	400,000	(21,889)	—	(21,889)
BNP Paribas	6.150% June 2031 Notes	6.15%	S + 2.52%	Semiannual	05/16/31	750,000	(37,897)	—	(37,897)
Total Interest Rate Swaps						$3,750,000	$(143,521)	$—	$(143,521)

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. ORGANIZATION

Goldman Sachs Private Credit Corp. (f/k/a Goldman Sachs Loan Fund LLC and Goldman Sachs Private Credit Fund LLC) (the "Company", which term refers to either Goldman Sachs Private Credit Corp. or Goldman Sachs Private Credit Corp., together with its consolidated subsidiaries, as the context may require) is a Delaware corporation formed on March 25, 2022 that has elected to be treated as a regulated investment company (“RIC”) and the Company expects to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2023, and has elected to be treated as a business development company (“BDC”) under the Investment Company Act. On April 6, 2023, the Company elected to be regulated as a BDC, converted from a Delaware limited liability company into a Delaware corporation and commenced operations.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 3, 2026. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been reclassified or conformed to the current period presentation and has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Prepayment premiums	$423	$300	$1,582	$1,339
Accelerated amortization of upfront loan origination fees and unamortized discounts	$6,804	$3,519	$12,211	$6,575

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

At times, Goldman Sachs, GSAM or their affiliates earn fees for transaction services provided to portfolio companies that are non-recurring and non-refundable. For certain transactions, where the Company participates as a co-lender, Goldman Sachs, GSAM or their affiliates may share a portion of the fees with the Company. For further details, see Note 3 “Significant Agreements and Related Party Transactions — Co-Investment Activity.” The fees are capitalized into the loan balance and recognized over the life of the loan when deemed yield enhancing, otherwise, they are recorded as “Other Income” when earned. For the three and nine months ended September 30, 2026, Goldman Sachs, GSAM or their affiliates shared a portion of fees with the Company in the amount of $0 and $15,315 which are included in Other Income in the Consolidated Statements of Operations and no amounts were capitalized into a loan balance and recognized over the life of the loan. For the three and nine months ended September 30, 2025, no such fees were shared with the Company.

Collateralized loan obligation (“CLO”) equity investments, which are included in Structured Finance Obligation – Equity Instruments in the Consolidated Schedules of Investments, recognize interest income by utilizing an effective interest methodology based upon an effective yield utilizing projected cashflows, as required by ASC 325-40, Beneficial Interest in Securitized Financial Assets.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the applicable contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2026, the Company had investments held in two portfolio companies on non-accrual status, which represented 0.2% and 0.1% of the total investments (excluding investments in money market fund, if any) at amortized cost and at fair value. As of December 31, 2025, the Company had an investment held in one portfolio company on non-accrual status, which represented 0.2% and 0.1% of the total investments (excluding investments in money market fund, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of September 30, 2026 and December 31, 2025, the Company held an aggregate cash balance of $113,357 and $197,449. Foreign currency of $11,646 and $45,194 (acquisition cost of $11,811 and $45,020) is included in cash as of September 30, 2026 and December 31, 2025.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized gains (losses) on foreign currency translations in the Consolidated Statements of Operations.

Foreign securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

Derivatives

The Company recognizes its derivatives at fair value. The unrealized appreciation (depreciation) on derivatives is recorded on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) and net of cash collateral received and posted in the Consolidated Statements of Assets and Liabilities when a legal right of setoff exists under an enforceable netting agreement. The net derivative asset or liability position is included in the Consolidated Statements of Assets and Liabilities as Unrealized appreciation on derivatives or Unrealized depreciation on derivatives, as applicable. Any over-collateralized amounts posted or received are included in the Consolidated Statements of Assets and Liabilities as Other assets or Accrued expenses and other liabilities. Notional amounts and fair market values of derivatives are presented separately in the Consolidated Schedules of Investments.

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

Deferred Financing Costs and Debt Issuance Costs

Deferred financing costs and debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company's borrowings. These aforementioned costs are amortized using the straight-line method over each instrument's term. Deferred financing costs related to a revolving credit facility (as defined below) are presented separately as an asset in the Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to any notes are presented net against the outstanding debt balance in the Consolidated Statements of Assets and Liabilities.

Offering Costs

Offering costs consist primarily of fees incurred in connection with the Offering, including legal, printing and other costs, as well as costs associated with the preparation of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight line basis over 12 months.

Segment Reporting

In accordance with ASC 280, Segment Reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officers. The CODM uses Net increase (decrease) in net assets from operations in the Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected in the accompanying Consolidated Statements of Assets and Liabilities as "Total assets" and the significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

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

In September 2026, the FASB issued ASU No. 2026-03, “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions.” This ASU requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. This ASU is effective for the Company for the annual and interim periods beginning in January 2028 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

For the three and nine months ended September 30, 2026, Management Fees amounted to $29,713 and $88,289 and the Investment Adviser voluntarily agreed to waive $0 and $9,870. As of September 30, 2026, $10,065 remained payable. For the three and nine months ended September 30, 2025, Management Fees amounted to $23,893 and $63,451 and the Investment Adviser voluntarily agreed to waive $14,609 and $28,204.

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

For the three and nine months ended September 30, 2026, Incentive Fees based on income amounted to $29,455 and $85,792, and the Investment Adviser voluntarily agreed to waive $2,500 and $19,400. As of September 30, 2026, $26,955 remained payable. For the three and nine months ended September 30, 2025, Incentive Fees based on income amounted to $20,796 and $56,233, and the Investment Adviser voluntarily agreed to waive $13,400 and $34,400.

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

For the three and nine months ended September 30, 2026, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $0. For the three and nine months ended September 30, 2025, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $0.

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

For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Administrator and the Custodian of $2,688 and $7,879. As of September 30, 2026, $1,724 remained payable. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $1,939 and $4,888.

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Transfer Agent of $1,180 and $3,493. As of September 30, 2026, $1,180 remained payable. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $941 and $2,469.

Affiliates

As of September 30, 2026 and December 31, 2025, affiliates of the Investment Adviser owned 19.4% and 21.6% of the Shares.

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2026
Controlled Affiliates
MerchantWise Solutions, LLC (dba HungerRush)	$—	$6,351	$—	$—	$(488)	$5,863	$—
Total Controlled Affiliates	$—	$6,351	$—	$—	$(488)	$5,863	$—
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$273,743	$3,357,283	$(3,631,026)	$—	$—	$—	$5,246
Goldman Sachs Central Government Fund - Institutional Shares	—	359,708	(164,946)	—	—	194,762	486
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	34,376	—	(37,079)	—	2,703	—	—
SDB HOLDCO, LLC (dba Specialty Dental Brands)	22,413	293	(60)	—	(9,888)	12,758	298
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	9,885	59	(53)	—	(73)	9,818	815
Total Non-Controlled Affiliates	$340,417	$3,717,343	$(3,833,164)	$—	$(7,258)	$217,338	$6,845
Total Affiliates	$340,417	$3,723,694	$(3,833,164)	$—	$(7,746)	$223,201	$6,845
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$444,718	$8,078,788	$(8,249,763)	$—	$—	$273,743	$17,563
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	24,851	13,475	(1,311)	—	(2,639)	34,376	2,648
SDB HOLDCO, LLC (dba Specialty Dental Brands)	22,379	7,774	(23)	—	(7,717)	22,413	1,777
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	—	9,984	(15)	—	(84)	9,885	243
Total Non-Controlled Affiliates	$491,948	$8,110,021	$(8,251,112)	$—	$(10,440)	$340,417	$22,231

(1)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement at fair value of an existing portfolio company transferred into this affiliate category at the beginning of the period the transfer occurred.
(2)
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement at fair value of an existing portfolio company transferred out of this affiliate category at the beginning of the period the transfer occurred.

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2026 and December 31, 2025, there were $2,891 and $3,486, included within Accrued expenses and other liabilities and there were $2,065 and $2,512, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

For the three and nine months ended September 30, 2026, the Company incurred placement fees of $15 and $26 attributable to Class S shares and $0 and $1 which were attributable to Class D shares. As of September 30, 2026, $6 remained payable. For the three and nine months ended September 30, 2025, the Company did not incur placement fees.

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month, in which case such waived amount will remain as unreimbursed Expense Payments reimbursable in future months. The Investment Adviser has waived its right to receive such payments for the three and nine months ended September 30, 2026 and September 30, 2025, as applicable.

The following table presents a summary of Expense Payments and the related Reimbursement Payments:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
For the Nine Months Ended September 30, 2026
January 31, 2026	$3,250	$—	$3,250
February 28, 2026	3,250	—	3,250
March 31, 2026	3,250	—	3,250
April 30, 2026	3,500	—	3,500
May 31, 2026	3,500	—	3,500
June 30, 2026	3,500	—	3,500
July 31, 2026	2,100	—	2,100
August 31, 2026	3,125	—	3,125
September 30, 2026	3,750	—	3,750
Total	$29,225	$—	$29,225
For the Nine Months Ended September 30, 2025
January 31, 2025	$1,222	$—	$1,222
February 28, 2025	1,216	—	1,216
March 31, 2025	1,739	—	1,739
April 30, 2025	1,647	—	1,647
May 31, 2025	1,938	—	1,938
June 30, 2025	2,484	—	2,484
July 31, 2025	2,589	—	2,589
August 31, 2025	2,463	—	2,463
September 30, 2025	2,841	—	2,841
Total	$18,139	$—	$18,139

For the three and nine months ended September 30, 2026, the Investment Adviser agreed to advance $8,975 and $29,225, which have been included within the Expense support in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Investment Adviser agreed to advance $7,893 and $18,139. As of September 30, 2026, unreimbursed Expense Payments eligible for reimbursement under the Expense Support and Conditional Reimbursement Agreement were $76,021.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$17,389,886	$17,184,644	$15,059,143	$15,033,160
1st Lien/Last-Out Unitranche	308,386	306,736	295,586	297,348
2nd Lien/Senior Secured Debt	519,841	510,714	109,673	110,097
Structured Finance Obligation – Debt Instruments	171,830	170,713	171,830	172,100
Structured Finance Obligation – Equity Instruments	52,282	41,104	55,039	54,401
Preferred Stock	5,488	2,136	5,168	2,093
Common Stock	7,660	7,861	7,660	5,282
Membership Interest	—	—	—	—
Warrants	25	43	24	29
Total investments	$18,455,398	$18,223,951	$15,704,123	$15,674,510

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2026				December 31, 2025
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	24.0%		46.4%		18.4%		33.4%
Financial Services	7.0		13.5		9.4		17.1
Commercial Services & Supplies	6.4		12.3		8.4		15.2
Diversified Consumer Services	5.7		11.0		5.0		9.1
Health Care Providers & Services	5.6		10.8		6.1		11.1
Wireless Telecommunication Services	3.7		7.0		1.8		3.2
Health Care Technology	3.2		6.1		4.5		8.2
Machinery	3.2		6.1		4.5		8.2
Food Products	3.1		6.0		2.2		4.1
Trading Companies & Distributors	3.0		5.8		3.3		5.9
Professional Services	2.8		5.5		2.9		5.2
Air Freight & Logistics	2.8		5.4		1.5		2.8
Insurance	2.8		5.3		3.0		5.5
Chemicals	2.4		4.7		1.9		3.4
Oil, Gas & Consumable Fuels	2.1		4.1		3.4		6.1
Construction & Engineering	2.1		4.1		1.7		3.1
IT Services	2.1		4.1		2.7		4.9
Pharmaceuticals	1.9		3.7		2.0		3.7
Energy Equipment & Services	1.7		3.2		1.9		3.5
Electric Utilities	1.4		2.6		1.4		2.6
Media	1.2		2.3		0.8		1.5
Aerospace & Defense	1.1		2.1		0.8		1.4
Textiles, Apparel & Luxury Goods	1.0		2.0		1.5		2.7
Health Care Equipment & Supplies	1.0		2.0		1.0		1.8
Distributors	0.9		1.7		1.0		1.8
Containers & Packaging	0.9		1.6		1.4		2.4
Hotels, Restaurants & Leisure	0.8		1.5		0.7		1.3
Consumer Staples Distribution & Retail	0.8		1.5		0.5		0.9
Building Products	0.8		1.4		1.1		2.0
Technology Hardware, Storage & Peripherals	0.7		1.3		0.8		1.5
Specialty Retail	0.6		1.2		1.0		1.7
Electrical Equipment	0.5		1.0		0.6		1.0
Leisure Products	0.5		0.9		0.5		0.9
Real Estate Mgmt. & Development	0.3		0.6		0.4		0.6
Electronic Equipment, Instruments & Components	0.3		0.6		—		—
Technology Hardware & Equipment	0.3		0.5		0.3		0.5
Automobile Components	0.2		0.4		0.3		0.5
Entertainment	0.2		0.3		0.2		0.4
Biotechnology	0.2		0.3		—	(1)	—	(1)
Rail Transportation	0.1		0.3		—		—
Capital Goods	0.1		0.3		0.1		0.2
Beverages	0.1		0.3		0.2		0.3
Diversified Financial Services	0.1		0.2		0.2		0.4
Household Products	0.1		0.2		0.1		0.2
Water Utilities	0.1		0.2		0.1		0.2
Life Sciences Tools & Services	0.1		0.1		0.1		0.2
Metals & Mining	—	(1)	0.1		0.1		0.2
Ground Transportation	—	(1)	0.1		—	(1)	0.1
Passenger Airlines	—	(1)	0.1		—		—
Construction Materials	—	(1)	0.1		—	(1)	0.1
Environmental & Facilities Services	—	(1)	0.1		—		—
Industrial Conglomerates	—	(1)	—	(1)	0.1		0.1
Renewable Electricity	—	(1)	—	(1)	—		—
Telecommunication Services	—		—		0.1		0.1
Household Durables	—		—		—	(1)	0.1
Total	100.0%		193.0%		100.0%		181.4%

(1)
Amount rounds to less than 0.1%.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2026	December 31, 2025
United States	89.0%	90.1%
Australia	2.5	2.3
United Kingdom	2.4	2.6
Canada	1.8	1.7
Cayman Islands	1.6	1.4
France	0.6	0.6
Netherlands	0.5	—
Italy	0.5	0.2
Sweden	0.4	0.6
Switzerland	0.3	0.3
Belgium	0.2	—	(1)
Luxembourg	0.1	0.1
India	0.1	0.1
Total	100.0%	100.0%
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

The following is a summary of the Company’s assets and liabilities categorized within the fair value hierarchy:

	September 30, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$2,681,328	$14,503,316	$17,184,644	$—	$3,228,090	$11,805,070	$15,033,160
1st Lien/Last-Out Unitranche	—	—	306,736	306,736	—	—	297,348	297,348
2nd Lien/Senior Secured Debt	—	71,226	439,488	510,714	—	73,305	36,792	110,097
Structured Finance Obligation – Debt Instruments	—	170,713	—	170,713	—	172,100	—	172,100
Structured Finance Obligation – Equity Instruments	—	41,104	—	41,104	—	54,401	—	54,401
Preferred Stock	—	—	2,136	2,136	—	—	2,093	2,093
Common Stock	—	—	7,861	7,861	—	—	5,282	5,282
Membership Interest	—	—	—	—	—	—	—	—
Warrants	—	—	43	43	—	—	29	29
Investments in Affiliated Money Market Fund	194,762	—	—	194,762	273,743	—	—	273,743
Unrealized appreciation on derivatives	—	—	—	—	—	2,044	—	2,044
Total Assets	$194,762	$2,964,371	$15,259,580	$18,418,713	$273,743	$3,529,940	$12,146,614	$15,950,297
Liabilities
Unrealized depreciation on derivatives	—	(143,521)	—	(143,521)	—	(2,075)	—	(2,075)
Total Liabilities	$—	$(143,521)	$—	$(143,521)	$—	$(2,075)	$—	$(2,075)

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$13,733,909	Discounted cash flows	Discount Rate	7.0% — 20.9%	10.1%
	$89,002	Comparable multiples	EV/EBITDA(6)	7.7x — 10.0x	9.8x
1st Lien/Last-Out Unitranche	$306,736	Discounted cash flows	Discount Rate	6.5% — 13.9%	9.9%
2nd Lien/Senior Secured Debt	$222,470	Discounted cash flows	Discount Rate	10.3% — 12.4%	10.7%
Equity
Preferred Stock	$376	Comparable multiples	EV/EBITDA(6)	9.7x — 12.5x	10.0x
	$1,760	Comparable multiples	EV/Revenue	—	2.6x
Common Stock	$7,861	Comparable multiples	EV/EBITDA(6)	9.5x — 31.1x	9.8x
Warrants	$43	Comparable multiples	EV/Revenue	—	2.6x
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$8,340,684	Discounted cash flows	Discount Rate	6.4% — 17.3%	9.1%
	$18,800	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	$239,601	Discounted cash flows	Discount Rate	6.1% — 11.3%	8.6%
2nd Lien/Senior Secured Debt	$33,352	Discounted cash flows	Discount Rate	10.9% — 11.8%	11.5%
Equity
Preferred Stock	$37	Comparable multiples	EV/EBITDA(6)	—	13.0x
	$2,056	Comparable multiples	EV/Revenue	—	3.9x
Common Stock	$5,272	Comparable multiples	EV/EBITDA(6)	9.5x — 13.0x	11.6x
Warrants	$29	Comparable multiples	EV/Revenue	—	3.9x

(1)
As of September 30, 2026, included within the fair value of Level 3 assets of $15,259,580 is an amount of $897,423 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $14,263,115 or 93.5% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2026
1st Lien/Senior Secured Debt	$11,805,070	$4,196,169	$93	$(147,597)	$(1,416,400)	$28,028	$37,953	$—	$14,503,316	$(144,817)
1st Lien/Last-Out Unitranche	297,348	131,069	—	(3,413)	(118,869)	601	—	—	306,736	(3,347)
2nd Lien/Senior Secured Debt	36,792	411,886	—	(9,285)	—	95	—	—	439,488	(9,285)
Preferred Stock	2,093	320	—	(277)	—	—	—	—	2,136	(277)
Common Stock	5,282	—	—	2,579	—	—	—	—	7,861	2,579
Warrants	29	—	—	14	—	—	—	—	43	14
Total assets	$12,146,614	$4,739,444	$93	$(157,979)	$(1,535,269)	$28,724	$37,953	$—	$15,259,580	$(155,133)
For the Nine Months Ended September 30, 2025
1st Lien/Senior Secured Debt	$5,131,334	$3,645,412	$(2,983)	$3,807	$(600,303)	$17,599	$—	$(59,082)	$8,135,784	$1,058
1st Lien/Last-Out Unitranche	261,643	61,506	—	3,652	—	516	—	—	327,317	3,652
2nd Lien/Senior Secured Debt	—	29,199	—	319	—	17	—	—	29,535	319
Preferred Stock	—	—	—	—	—	—	—	—	—	—
Common Stock	5,372	—	—	(1,148)	—	—	—	—	4,224	(1,148)
Total assets	$5,398,349	$3,736,117	$(2,983)	$6,630	$(600,303)	$18,132	$—	$(59,082)	$8,496,860	$3,881

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2026	December 31, 2025
Truist Revolving Credit Facility	3	$2,106,103	$2,892,631
BNPP Revolving Credit Facility	3	$1,310,000	$850,000
MS Revolving Credit Facility	3	$1,600,175	$1,193,154
5.050% February 2028 Notes	2	$692,860	$—
5.875% May 2028 Notes	2	$400,040	$408,080
5.375% January 2029 Notes	2	$647,658	$662,640
6.250% May 2030 Notes	2	$589,980	$613,200
5.875% January 2031 Notes	2	$865,080	$502,150
6.150% June 2031 Notes	2	$723,225	$—

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 205% and 222%.

The Company’s outstanding debt was as follows:

	September 30, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(2)	$3,275,000	$1,155,878	$2,106,103	$3,275,000	$414,054	$2,892,631
BNPP Revolving Credit Facility(3)	1,500,000	190,000	1,310,000	1,100,000	250,000	850,000
MS Revolving Credit Facility(4)	2,400,000	801,308	1,600,175	2,000,000	809,048	1,193,154
5.050% February 2028 Notes	700,000	—	679,137	—	—	—
5.875% May 2028 Notes	400,000	—	389,999	400,000	—	396,958
5.375% January 2029 Notes	660,000	—	639,571	660,000	—	649,041
6.250% May 2030 Notes	600,000	—	568,623	600,000	—	594,052
5.875% January 2031 Notes	900,000	—	831,229	500,000	—	485,885
6.150% June 2031 Notes	750,000	—	695,991	—	—	—
Total debt	$11,185,000	$2,147,186	$8,820,828	$8,535,000	$1,473,102	$7,061,721

(1)
The carrying value is presented net of the unamortized debt issuance costs and includes the cumulative hedging adjustments for those borrowings that are designated in a fair value hedging relationship, as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $4,500,000. As of September 30, 2026 and December 31, 2025, the amount available is reduced by $6,503 and $630 of outstanding letters of credit. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026, the Company had outstanding borrowings denominated in USD of $928,000, in Euros of EUR 505,185, in CAD of CAD 202,925 in GBP of GBP 79,550, in AUD of AUD 462,750, in NOK of NOK 85,000 and in CHF of CHF 23,200. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $2,051,000, in Euros of EUR 298,800, in CAD of CAD 118,050, in GBP of GBP 79,550, in CHF of CHF 24,200, in AUD of AUD 386,250 and in NOK of NOK 90,000.
(3)
Provides, under certain circumstances, a total borrowing capacity of $1,500,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026, the Company had outstanding borrowings denominated in USD of $1,310,000. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $850,000.
(4)
Provides, under certain circumstances, a total borrowing capacity of $2,400,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026, the Company had outstanding borrowings denominated in USD of $1,389,900, in GBP of GBP 16,050 and in AUD of AUD 272,150. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $989,900, in GBP of GBP 16,050 and in AUD of AUD 272,150.

The combined weighted average interest rates of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and for the year ended December 31, 2025 were 5.60% and 6.00%. The combined average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2026 was $7,952,168 and for the year ended December 31, 2025 was $3,368,655.

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Truist Revolving Credit Facility

On April 6, 2023, the Company entered into a credit facility with Truist Bank (the “Truist Revolving Credit Facility”), as administrative agent, the lenders and issuing banks party thereto. The total loans and commitments under the Truist Revolving Credit Facility are $3,275,000, of which $2,545,000 is under a multicurrency sub-facility, $580,000 is under a USD sub-facility and $150,000 is under a term loan tranche as of September 30, 2026. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total loans and commitments under the Truist Revolving Credit Facility up to $4,500,000. The Company has amended the Truist Revolving Credit Facility on numerous occasions between August 9, 2023, and May 7, 2026.

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

The Company's obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum stockholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of September 30, 2026, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $30,910 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of September 30, 2026 and December 31, 2025, outstanding deferred financing costs were $21,261 and $18,554.

The following table presents the summary information regarding the Truist Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$26,033	$10,822	$67,139	$28,118
Facility fees	1,065	1,538	4,021	3,353
Amortization of financing costs	1,167	911	3,302	2,205
Total	$28,265	$13,271	$74,462	$33,676
Weighted average interest rate	5.01%	5.19%	4.99%	5.45%
Average outstanding balance	$2,061,403	$827,606	$1,800,132	$690,186

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

The BNPP Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of September 30, 2026, the Company and SPV Public I were in compliance with these covenants.

Costs of $13,153 were incurred in connection with obtaining and amending the BNPP Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BNPP Revolving Credit Facility using the straight-line method. As of September 30, 2026 and December 31, 2025, outstanding deferred financing costs were $7,859 and $4,546.

The following table presents the summary information regarding the BNPP Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$16,688	$6,920	$43,768	$30,421
Facility fees	141	572	508	972
Amortization of financing costs	779	549	2,044	1,605
Total	$17,608	$8,041	$46,320	$32,998
Weighted average interest rate	5.22%	6.01%	5.26%	6.02%
Average outstanding balance	$1,269,239	$456,522	$1,112,326	$675,641

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

The MS Revolving Credit Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of September 30, 2026, the Company and GSCR Mott Street were in compliance with these covenants.

Costs of $20,597 were incurred in connection with obtaining the MS Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the MS Revolving Credit Facility using the straight-line method. As of September 30, 2026 and December 31, 2025, outstanding deferred financing costs were $13,927 and $13,824.

The following table presents the summary information regarding the MS Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$21,934	$15,888	$64,706	$39,199
Facility fees	2,265	3,585	6,142	7,786
Amortization of financing costs	911	752	2,653	2,344
Total	$25,110	$20,225	$73,501	$49,329
Weighted average interest rate	5.70%	6.55%	5.60%	6.56%
Average outstanding balance	$1,527,622	$962,485	$1,545,461	$798,402

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

The following table presents the components of the carrying value of the 5.050% February 2028 Notes:

	September 30, 2026	December 31, 2025
Principal amount of debt	$700,000	$—
Unamortized debt issuance costs	(7,966)	—
Cumulative hedging adjustments	(12,897)	—
Carrying Value	$679,137	$—

The following table presents the components of interest and other debt expenses related to the 5.050% February 2028 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$9,838	$—	$23,240	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	4,353	—	12,683	—
Hedged item	(4,520)	—	(12,897)	—
Amortization of debt issuance costs	1,442	—	3,413	—
Total	$11,113	$—	$26,439	$—

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

The following table presents the components of the carrying value of the 5.875% May 2028 Notes:

	September 30, 2026	December 31, 2025
Principal amount of debt	$400,000	$400,000
Unamortized debt issuance costs	(2,874)	(4,081)
Cumulative hedging adjustments	(7,127)	1,039
Carrying Value	$389,999	$396,958

The following table presents the components of interest and other debt expenses related to the 5.875% May 2028 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$6,227	$6,320	$18,528	$9,845
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	3,116	(775)	8,068	(775)
Hedged item	(3,176)	768	(8,166)	768
Amortization of debt issuance costs	457	438	1,324	705
Total	$6,624	$6,751	$19,754	$10,543

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

The following table presents the components of the carrying value of the 5.375% January 2029 Notes:

	September 30, 2026	December 31, 2025
Principal amount of debt	$660,000	$660,000
Unamortized debt issuance costs	(8,272)	(10,745)
Cumulative hedging adjustments	(12,157)	(214)
Carrying Value	$639,571	$649,041

The following table presents the components of interest and other debt expenses related to the 5.375% January 2029 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$9,443	$—	$27,893	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	5,843	—	11,844	—
Hedged item	(5,925)	—	(11,945)	—
Amortization of debt issuance costs	896	—	2,625	—
Total	$10,257	$—	$30,417	$—

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

The following table presents the components of the carrying value of the 6.250% May 2030 Notes:

	September 30, 2026	December 31, 2025
Principal amount of debt	$600,000	$600,000
Unamortized debt issuance costs	(5,971)	(7,057)
Cumulative hedging adjustments	(25,406)	1,109
Carrying Value	$568,623	$594,052

The following table presents the components of interest and other debt expenses related to the 6.250% May 2030 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$9,859	$10,029	$29,333	$15,654
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	15,709	(2,347)	26,439	(2,347)
Hedged item	(15,771)	2,335	(26,515)	2,335
Amortization of debt issuance costs	421	409	1,228	658
Total	$10,218	$10,426	$30,485	$16,300

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

The following table presents the components of the carrying value of the 5.875% January 2031 Notes:

	September 30, 2026	December 31, 2025
Principal amount of debt	$900,000	$500,000
Unamortized debt issuance costs	(20,285)	(12,391)
Cumulative hedging adjustments	(48,486)	(1,724)
Carrying Value	$831,229	$485,885

The following table presents the components of interest and other debt expenses related to the 5.875% January 2031 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$14,451	$—	$38,460	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	28,702	—	46,559	—
Hedged item	(28,661)	—	(46,760)	—
Amortization of debt issuance costs	1,182	—	3,164	—
Total	$15,674	$—	$41,423	$—

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

The following table presents the components of the carrying value of the 6.150% June 2031 Notes:

	September 30, 2026	December 31, 2025
Principal amount of debt	$750,000	$—
Unamortized debt issuance costs	(16,087)	—
Cumulative hedging adjustments	(37,922)	—
Carrying Value	$695,991	$—

The following table presents the components of interest and other debt expenses related to the 6.150% June 2031 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$11,952	$—	$20,978	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	26,326	—	37,897	—
Hedged item	(26,226)	—	(37,922)	—
Amortization of debt issuance costs	866	—	1,524	—
Total	$12,918	$—	$22,477	$—

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

In accordance with ASC 860, Transfers and Servicing, the Short-Term Borrowings meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains in the Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party, which is reported as debt in the Consolidated Statements of Assets and Liabilities. The Company’s obligation is secured by the respective investment that is the subject of the relevant Short-Term Borrowing. Interest expense associated with the Short-Term Borrowings is reported in the Consolidated Statements of Operations within Interest and other debt expense. There were no Short-Term Borrowings outstanding as of September 30, 2026 and December 31, 2025.

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

The table below presents the average notional amounts, as an indicator for volume, for interest rate swaps:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest rate swaps	$3,750,000	$500,000	$3,230,000	$200,000

The table below presents the gross fair value of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the Consolidated Statements of Assets and Liabilities. The net derivative asset or liability position is included in the Consolidated Statements of Assets and Liabilities as Unrealized appreciation on derivatives or Unrealized depreciation on derivatives, as applicable.

September 30, 2026
	Derivative Assets		Derivative Liabilities
Counterparty	Interest rate swaps	Total	Interest rate swaps	Total	Net Derivative Asset (Liabilities)	Cash collateral netting(1)	Net Amount (2)
Bank of America, N.A.	$—	$—	$(44,487)	$(44,487)	$(44,487)	$44,487	$—
BNP Paribas	$—	$—	$(99,034)	$(99,034)	$(99,034)	$99,034	$—

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest rate swaps	$(84,049)	$3,122	$(143,490)	$3,122
Hedged liabilities	84,279	(3,103)	144,205	(3,103)

The table below presents the carrying value of unsecured borrowings that are designated in a qualifying fair value hedging relationship and the related cumulative hedging adjustments (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	September 30, 2026		December 31, 2025
	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Hedged liabilities	$3,547,150	$(143,995)	$2,125,936	$210

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies.

As of September 30, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Unfunded Commitment Balances (1)
	September 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
123Dentist Inc.	$16,853	$17,926
AAG KP Borrower LLC (dba KUIU)	31,546	27,794
ABC Investment Holdco Inc. (dba ABC Plumbing)	10,479	6,128
Accommodations Plus Technologies LLC	12,291	12,291
Admiral Buyer, Inc. (dba Fidelity Payment Services)	8,420	11,719
Advanced Cooling Technologies, Inc.	4,658	—
AGS Health BCP Holdings, Inc. (dba AGS Health)	11,249	11,249
AGS Health BCP LLC (dba AGS Health)	6,250	6,250
AI Titan Parent, Inc. (dba Prometheus)	2,625	4,743
Airwavz Solutions, Inc.	765	3,791
Altitude US Buyer, LLC (dba Avantus Aerospace)	32,235	—
Apple AU Finco Pty Ltd (dba Aspen Pharmacare)	9,371	—
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	24,541	91,688
Aptean, Inc.	8,848	18,438
AQ Sunshine, Inc. (dba Relation Insurance)	18,004	13,911
Ark Data Centers, LLC	25,320	32,705
Artifact Bidco, Inc. (dba Avetta)	19,212	19,212
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	7,802	58,420
Aurora Acquireco, Inc. (dba AuditBoard)	9,600	9,600
Avanos Medical, Inc.	4,258	—
Bamboo US BidCo LLC (dba Baxter)	3,180	5,406
Bells Parent, Inc. (dba Atwell, LLC)	9,793	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	8,410	8,410
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	8,650	8,650
BNI Intermediate Holdings LLC (dba Business Network International)	7,728	—
BSI3 Menu Buyer, Inc (dba Kydia)	83	208
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	5,327	7,258
Burgess Pigment, LLC	23,659	—
Businessolver.com, Inc.	5,578	5,578
BX Frontier Member I LLC	9,544	9,544
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	59,021	72,841
Clearwater Analytics, LLC	175,017	759,363
Coding Solutions Acquisition, Inc. (dba CorroHealth)	8,076	8,076
Computer Services, Inc.	34,793	34,793
Consilio Midco Limited (dba Cyncly)	19,711	33,013
Convenient Payments Acquisition, Inc.	990	989
Coretrust Purchasing Group LLC	7,459	10,066
Corinthia Bidco Limited (dba Walkers)	44,400	—
Crewline Buyer, Inc. (dba New Relic)	7,326	7,326
Crucible Buyer, Inc. (dba JT Thorpe)	25,742	—
CST Holding Company (dba Intoxalock)	4,949	4,949
CURiO Brands LLC	5,176	5,176
Curriculum Associates, LLC	59,074	67,513
Dayforce Bidco, LLC (dba Dayforce)	22,500	298,625
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	32,362	—
Diamond Communications LLC	24,950	24,950
Eagle Family Foods Group LLC	22,753	22,753
Edition Holdings, Inc. (dba Enverus)	12,172	20,539
Edko, LLC	19,800	19,800
Engage2Excel, Inc.	639	639
Envero Midco 2 LLC (dba Sun World)	18,802	—
EnviroSmart, LLC (dba ES Integrated)	6,762	8,403
eShipping, LLC	70,723	68,817
Financière N (dba Nemera)	3,498	3,630
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	3,283	—
Frontgrade Technologies Holdings Inc.	4,252	4,819
Frontline Road Safety Operations, LLC	22,382	61,024
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	19,194	9,091
Fullsteam Operations LLC	68,075	78,803

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Unfunded Commitment Balances (1)
	September 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
Galway Borrower LLC	$23,512	$6,865
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	9,933	11,317
GovDelivery Holdings, LLC (dba Granicus, Inc.)	3,839	4,299
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	21,514	24,044
Hamilton Thorne, Inc.	16,897	19,055
Highfive Dental Holdco, LLC	6,902	7,838
HighLevel LLC	22,942	—
Hyland Software, Inc.	4,525	4,525
ICAT Logistics, Inc.	2,080	—
iCIMS, Inc.	2,624	3,482
Ideal Components Acquisition, LLC (dba Ideal Tridon)	9,039	8,981
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	400	400
INK (BC) BIDCO S.R.L. (dba Namirial)	3,037	5,288
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	29,670	35,082
iWave Information Systems, Inc.	5,417	6,094
Jeppesen Holdings, LLC	11,333	11,333
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	11,228	13,087
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	941	941
KPA Parent Holdings, Inc.	6,032	6,311
Kryptona Bidco US, LLC (dba Kyriba)	10,825	72,879
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	8,625	8,740
Lobos Parent, Inc. (dba NEOGOV)	11,635	13,986
Mandrake Bidco, Inc. (dba Miratech)	6,600	6,600
ML Holdco, LLC (dba MeridianLink)	25,223	26,057
MRI Software LLC	800	2,037
NC Topco, LLC (dba NContracts)	6,386	22,352
NCWS Intermediate, Inc. (dba National Carwash Solutions)	14,512	33,087
Netrisk Group Luxco 4 S.à r.l.	3,850	3,788
Netsmart Technologies, Inc.	47,842	47,843
Newtek Merchant Solutions, LLC (dba NewtekOne)	1,990	1,990
NFM & J, L.P. (dba the Facilities Group)	189	227
North Star Acquisitionco, LLC (dba Everway)	14,401	314,420
Octane Purchaser, Inc. (dba Office Ally)	20,267	70,934
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	8,719	8,719
OMEGA II AB (dba Fortnox)	3,782	4,116
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	793	9,252
One, Inc. Software Corporation	66,158	66,158
Onward AcquireCo, Inc. (dba OneStream)	88,383	—
Optima S.p.A. (dba Casa Optima)	6,303	51,192
Orthrus Limited (dba Ocorian)	1,438	1,461
Otodata Holdings, Inc. (dba Otodata)	28,936	—
Pacific Group Bidco Pty Ltd (dba Magentus)	22,662	28,685
Packaging Coordinators Midco, LLC (dba PCI Pharma)	102,109	109,139
Paris US Holdco, Inc. (dba Precinmac)	94,923	64,819
PAS Parent Inc. (dba Pace Analytical)	44,581	44,581
Pavement Preservation Acquisition, LLC (dba Pavement Preservation Group)	1,355	—
PDDS Holdco, Inc. (dba Planet DDS)	5,849	6,984
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	79,237	96,309

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Unfunded Commitment Balances (1)
	September 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
Pike Corporation	68,218	75,798
PPT Purchaser, LLC (dba Service Express)	26,926	27,064
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	10,697	15,530
Precision Concepts Parent Inc.	2,500	2,856
Project Accelerate Parent, LLC (dba ABC Fitness)	6,250	6,250
Prophix Software Inc. (dba Pound Bidco)	1,466	4,419
QBS Parent, Inc. (dba Quorum Software)	26,600	26,756
Ranch Bidco B.V. (dba Innovad)	7,076	52,481
Recorded Books Inc. (dba RBMedia)	6,762	27,916
Reveal Midco, LLC (dba Tactacam)	8,863	—
Rocket Bidco, Inc. (dba Recochem)	10,224	18,493
Rotation Buyer, LLC (dba Rotating Machinery Services)	53,826	45,975
Rubix Foods, LLC	1,772	3,300
Runner Bidco AB (dba nShift)	14,055	14,585
Runway Bidco, LLC (dba Redwood Software)	24,431	24,431
Saber Parent Holdings Corp. (dba Service Logic)	27,004	38,700
Seven BidCo (dba Septeo)	9,991	31,859
SI Swan UK Bidco Limited (dba Sapiens International)	15,836	29,560
Singlewire Software, LLC	7,560	7,560
Sonar Acquisitionco, Inc. (dba SimPRO)	4,811	4,811
Southeast Mechanical, LLC	12,215	12,215
SpecialtyCare, Inc.	13,221	13,221
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	12,157	18,189
SpendMend Holdings LLC	380	380
Splash Car Wash, Inc.	7,254	6,765
Spotless Brands, LLC	34,080	51,454
Summit Buyer, LLC (dba Classic Collision)	126,797	147,136
Sundance Group Holdings, Inc. (dba NetDocuments)	1,678	19,712
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	20,956	13,548
Superman Holdings, LLC (dba Foundation Software)	4,070	4,070
Supreme Fitness Group NY Holdings, LLC	3,639	3,638
TEI Intermediate LLC (dba Triumvirate Environmental)	20,739	40,754
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	23,803	140,884
Trilon Group, LLC	181	—
Tropical Bidco, LLC (dba Tropical Cheese)	29,230	17,538
Trystar, LLC	23,225	40,600
UFT Buyer LLC (dba United Flow Technologies)	33,947	40,079
Unit4 Group Holding B.V.	17,620	117,874
US Signal Company, LLC	2,159	8,637
USA DeBusk, LLC	3,495	33,629
Vamos Bidco, Inc. (dba VIP)	23,465	37,200
VASA Fitness Buyer, Inc.	1,371	8,269
VisionSafe Holdings, Inc.	1,763	1,763
VRS Buyer, Inc. (dba LiquidTech)	2,066	11,610
WebPT, Inc.	246	36
Wellness AcquisitionCo, Inc. (dba SPINS)	1,716	1,716
Westwood Professional Services Inc.	12,239	27,855

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Unfunded Commitment Balances (1)
	September 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	10,867	10,867
Zarya HoldCo, Inc. (dba Eptura)	536	938
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	46,279	51,531
Zeus Company LLC	9,461	18,923
A.C.N. 664 616 371 Pty Ltd (dba Aspen Pharmacare)	—	193,851
Advarra Holdings, Inc.	—	7,087
Algae BidCo (dba Solabia Group)	—	3,347
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	—	118,890
BCTO Bluebill Buyer, Inc. (dba Ren)	—	4,949
Celero Commerce LLC	—	30,353
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	—	367
Circustrix Holdings, LLC (dba SkyZone)	—	1,182
Creek Parent, Inc. (dba Catalent)	—	9,980
Dwyer Instruments, LLC	—	11,992
eResearch Technology, Inc. (dba Clario)	—	40,214
GEMS Topco Limited (dba GEMS Education)	—	59,400
Kene Acquisition, Inc. (dba Entrust)	—	52,607
Onyx CenterSource, Inc.	—	137
Packaging Coordinators Midco, Inc. (dba PCI Pharma)	—	—
PT Intermediate Holdings III, LLC (dba Parts Town)	—	7,802
Solar Holdings Bidco Limited (dba SLR Consulting)	—	6,055
Valet Waste Holdings, Inc. (dba Valet Living)	—	12,820
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	—	124
Victors Purchaser, LLC (dba Service Express)	—	—
Total 1st Lien/Senior Secured Debt	$2,906,121	$5,222,746
1st Lien/Last-Out Unitranche
Everest Portfolio Company, LLC	$14,738	$—
K2 Towers II, LLC	275	275
K2 Towers III, LLC	6,802	9,140
Octagon Towers LLC	1,010	1,010
Peppertree Towers, LLC	807	807
Skyway Towers Intermediate LLC	14,380	18,880
Tarpon Towers II LLC	6,581	8,438
EDB Parent, LLC (dba Enterprise DB)	—	1,169
EIP Consolidated, LLC (dba Everest Infrastructure)	—	1,417
Towerco IV Holdings, LLC	—	2,350
Total 1st Lien/Last-Out Unitranche	$44,593	$43,486
2nd Lien/Senior Secured Debt
Consilio IntermediateCo Limited (dba Cyncly)	$6,603	$6,603
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	—	28,861
Total 2nd Lien/Senior Secured Debt	$6,603	$35,464
Membership Interest
BX Frontier Member I Holdings LLC	$37,023	$37,023
Total Membership Interest	$37,023	$37,023
Total	$2,994,340	$5,338,719

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The Company may itself commit, or commit alongside one or more other Accounts, to issue standby letters of credit in connection with an investment or it may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of the Company or the Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer or its designee as defined in the relevant credit agreement. As of September 30, 2026 and December 31, 2025, the Company has committed to fund letters of credit of $48,737 and $27,916 on behalf of the Accounts.

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

9. NET ASSETS

The Company has the authority to issue up to 1,000,000,000 Class I shares, 1,000,000,000 Class S shares, 1,000,000,000 Class D shares and 1,000,000 shares of preferred stock, each with a par value of $0.001 per share.

The following table summarizes transactions in Shares for the three and nine months ended September 30, 2026.

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Shares	Amount	Shares	Amount
Class I
Issuance of common shares	16,154,847	$397,183	68,905,694	$1,708,557
Share transfers between classes	(5,775)	(142)	(5,775)	(142)
Reinvestment of common stockholder distributions	2,367,394	58,210	7,201,776	177,984
Repurchased shares	(7,605,111)	(186,423)	(36,963,731)	(908,681)
Early repurchase deduction	—	821	—	1,252
Net increase (decrease)	10,911,355	$269,649	39,137,964	$978,970
Class S
Issuance of common shares	116,506	$2,865	323,631	$7,977
Share transfers between classes	5,775	142	5,775	142
Reinvestment of common stockholder distributions	2,367	59	3,401	84
Repurchased shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	124,648	$3,066	332,807	$8,203
Class D
Issuance of common shares	305	$8	16,494	$408
Reinvestment of common stockholder distributions	185	5	363	9
Repurchased shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	490	$13	16,857	$417

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes transactions in Shares for the three and nine months ended September 30, 2025.

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Shares	Amount	Shares	Amount
Class I
Issuance of common shares	39,451,299	$988,687	128,436,651	$3,226,591
Reinvestment of common stockholder distributions	2,373,727	59,484	6,449,233	161,893
Repurchased shares	(3,697,003)	(92,573)	(11,959,192)	(299,813)
Early repurchase deduction	—	36	—	78
Net increase (decrease)	38,128,023	$955,634	122,926,692	$3,088,749
Class S
Issuance of common shares	—	$—	—	$—
Reinvestment of common stockholder distributions	—	—	—	—
Repurchased shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	—	$—	—	$—
Class D
Issuance of common shares	—	$—	—	$—
Reinvestment of common stockholder distributions	—	—	—	—
Repurchased shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	—	$—	—	$—

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

	Class I		Class S		Class D
Share Issue Date	Shares Issued	Proceeds Received	Shares Issued	Proceeds Received	Shares Issued	Proceeds Received
For the Nine Months Ended September 30, 2026
January 1, 2026	12,358,659	$308,843	—	$—	—	$—
February 1, 2026	22,794,095	568,257	4,011	100	—	—
March 1, 2026	6,553,873	161,982	80,881	1,999	12,138	300
April 1, 2026	4,280,186	105,382	59,118	1,456	—	—
May 1, 2026	3,372,858	83,185	40,546	1,000	—	—
June 1, 2026	3,391,176	83,725	22,569	557	4,051	100
July 1, 2026	6,097,725	149,839	18,109	445	—	—
August 1, 2026	6,270,805	154,187	60,395	1,485	305	8
September 1, 2026	3,786,317	93,157	38,002	935	—	—
Total	68,905,694	1,708,557	323,631	7,977	16,494	408
For the Nine Months Ended September 30, 2025
January 1, 2025	23,191,555	$584,891	—	$—	—	$—
February 1, 2025	15,021,187	378,834	—	—	—	—
March 1, 2025	12,743,027	320,487	—	—	—	—
April 1, 2025	19,173,626	481,450	—	—	—	—
May 1, 2025	9,608,339	240,497	—	—	—	—
June 1, 2025	9,247,618	231,745	—	—	—	—
July 1, 2025	13,351,495	334,722	—	—	—	—
August 1, 2025	14,182,771	355,562	—	—	—	—
September 1, 2025	11,917,033	298,403	—	—	—	—
Total	128,436,651	3,226,591	—	—	—	—

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

			Class I			Class S		Class D
Date Declared	Record Date	Payment Date	Amount Per Share		Shares	Amount Per Share	Shares	Amount Per Share	Shares
For the Nine Months Ended September 30, 2026
November 5, 2025	January 30, 2026	March 5, 2026	$0.1850		790,674	$—	—	$—	—
February 25, 2026	February 27, 2026	April 10, 2026	$0.1850		787,456	$0.1708	28	$—	—
February 25, 2026	March 31, 2026	May 5, 2026	$0.1850		775,690	$0.1665	208	$0.1798	59
February 25, 2026	April 30, 2026	May 28, 2026	$0.1850		782,597	$0.1678	302	$0.1799	59
May 6, 2026	May 29, 2026	July 2, 2026	$0.1850		767,444	$0.1677	496	$0.1799	60
May 6, 2026	June 30, 2026	July 28, 2026	$0.1850		782,110	$0.1677	588	$0.1797	60
May 6, 2026	July 31, 2026	August 26, 2026	$0.1850		792,879	$0.1675	695	$0.1799	61
August 6, 2026	August 31, 2026	September 28, 2026	$0.1850		792,405	$0.1676	1,084	$0.1799	64
August 6, 2026	September 30, 2026	October 28, 2026	$0.1850		804,552	$0.1676	839	$0.1799	64

For the Nine Months Ended September 30, 2025
November 7, 2024	January 31, 2025	February 28, 2025	$0.2000		633,167	$—	—	$—	—
February 26, 2025	February 28, 2025	April 7, 2025	$0.1900	(1)	653,785	$—	—	$—	—
February 26, 2025	March 31, 2025	April 28, 2025	$0.1900		689,129	$—	—	$—	—
February 26, 2025	April 30, 2025	May 28, 2025	$0.1900		712,313	$—	—	$—	—
May 7, 2025	May 30, 2025	July 3, 2025	$0.1900		742,338	$—	—	$—	—
May 7, 2025	June 30, 2025	July 29, 2025	$0.1900		759,594	$—	—	$—	—
May 7, 2025	July 31, 2025	August 27, 2025	$0.1900		788,330	$—	—	$—	—
August 6, 2025	August 29, 2025	October 6, 2025	$0.1900		825,802	$—	—	$—	—
August 6, 2025	September 30, 2025	October 29, 2025	$0.1900		852,469	$—	—	$—	—

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

Goldman Sachs Private Credit Corp.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes the share repurchases:

				Class I		Class S		Class D
Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount (3)	Number of Shares	Amount (3)	Number of Shares	Amount (3)	Number of Shares
For the Nine Months Ended September 30, 2026
March 2, 2026	March 27, 2026	5.0%	$24.62	$425,202	17,281,858	$—	—	$—	—
May 26, 2026	June 23, 2026	5.0%	$24.57	295,939	12,076,762	—	—	—	—
August 25, 2026	September 22, 2026	5.0%	$24.51	186,322	7,605,111	—	—	—	—
Total				$907,463	36,963,731	$—	—	$—	—

For the Nine Months Ended September 30, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66,945	2,667,462	$—	—	$—	—
May 22, 2025	June 20, 2025	5.0%	$25.07	140,224	5,594,727	—	—	—	—
August 25, 2025	September 22, 2025	5.0%	$25.04	92,567	3,697,003	—	—	—	—
Total				$299,736	11,959,192	$—	—	$—	—

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Amounts shown net of Early Repurchase Deduction.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended September 30, 2026
	Class I	Class S	Class D
Per Common Share Data(1):
NAV, beginning of period	$24.99	$24.93	$24.72
Net investment income	1.72	1.37	1.30
Net realized and unrealized gains (losses)(2)	(0.53)	(0.45)	(0.25)
Net increase in net assets from operations(2)	$1.19	$0.92	$1.05
Distributions recorded:
From distributable earnings to common stockholders	(1.67)	(1.34)	(1.26)
Early repurchase deduction fees(3)	—	—	—
Total increase (decrease) in net assets	$(0.48)	$(0.42)	$(0.21)
NAV, end of period	$24.51	$24.51	$24.51	(4)
Shares outstanding, end of period	384,840,906	332,807	16,857
Weighted average shares outstanding	381,975,023	185,942	14,714
Total return based on NAV(5)	4.92%	3.82%	4.37%
Supplemental Data/Ratio(6):
Net assets, end of period	$9,433,578	$8,158	$413
Ratio of net expenses to average net assets	7.29%	8.58%	7.93%
Ratio of net expenses before voluntary waivers to average net assets	7.61%	8.77%	8.14%
Ratio of net expenses (without net incentive fees and interest and other debt expenses) to average net assets	1.11%	2.09%	1.53%
Ratio of interest and other debt expenses to average net assets	5.17%	5.46%	5.38%
Ratio of net incentive fees to average net assets	1.01%	1.03%	1.02%
Ratio of total expenses to average net assets	7.91%	9.05%	8.38%
Ratio of net investment income to average net assets	9.03%	8.07%	8.62%
Portfolio turnover	16%	16%	16%

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
(3)
The per share amount rounds to less than $0.01 per share.
(4)
Class D NAV per share as of September 30, 2026 rounds to $24.51 when the non-rounded net asset value is used in the calculation.
(5)
Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s DRIP.
(6)
Ratios are annualized, except for, as applicable, fee waivers, expense support and non-recurring fees that Goldman Sachs, GSAM or their affiliates have shared with the Company. NAV used in ratios represents NAV to common stockholders.

For the Nine Months Ended September 30, 2025
Class I
Per Common Share Data(1):
NAV, beginning of period	$25.22
Net investment income	1.74
Net realized and unrealized gains (losses)(2)	(0.20)
Net increase in net assets from operations(2)	$1.54
Distributions recorded:
From distributable earnings to common stockholders	(1.71)
From return of capital	(0.01)
Early repurchase deduction fees(3)	—
Total increase (decrease) in net assets	$(0.18)
NAV, end of period	$25.04
Shares outstanding, end of period	317,407,689
Weighted average shares outstanding	272,086,089
Total return based on NAV(4)	6.30%
Supplemental Data/Ratio(5):
Net assets, end of period	$7,946,304
Ratio of net expenses to average net assets	4.23%
Ratio of net expenses before voluntary waivers to average net assets	5.14%
Ratio of net expenses (without net incentive fees and interest and other debt expenses) to average net assets	0.83%
Ratio of interest and other debt expenses to average net assets	2.80%
Ratio of net incentive fees to average net assets	0.60%
Ratio of total expenses to average net assets	5.41%
Ratio of net investment income to average net assets	8.85%
Portfolio turnover	12%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period that the Shares were outstanding, except for distributions recorded, which reflects the actual amount per share for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of Share issuances and distributions.
(3)
The per share amount rounds to less than $0.01 per share.
(4)
Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s DRIP.
(5)
Ratios are annualized, except for, as applicable, fee waivers and expense support. NAV used in ratios represents NAV to common stockholders.

There were no Class S shares or Class D shares outstanding for the three and nine months ended September 30, 2025.

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

12. SUBSEQUENT EVENTS

October and November Subscriptions

On October 1, 2026, the Company received $103,006 of proceeds relating to the issuance of 4,202,118 Class I shares, $475 of proceeds relating to the issuance of 19,378 Class S shares and $500 of proceeds relating to the issuance of 20,397 Class D shares. Included in the aforementioned proceeds is $19,309 that the Company received from an affiliate of the Investment Adviser.

On November 2, 2026, the Company received $93,748, $1,643 and $200 of proceeds relating to the issuance of Class I shares, Class S shares and Class D shares. Included in the aforementioned proceeds is $12,258 that the Company received from an affiliate of the Investment Adviser.

Distributions

On November 4, 2026, the Board of Directors declared monthly distributions from the Company's taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
November 30, 2026	December 30, 2026
December 31, 2026	January 28, 2027
January 29, 2027	February 26, 2027

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2023. From our commencement of investment operations on April 6, 2023 through September 30, 2026, we have originated approximately $22.78 billion in aggregate principal amount of Private Credit Investments (as defined below) and related equity prior to any subsequent exits and repayments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$17,389.89	$17,184.64	$15,059.14	$15,033.16
First Lien/Last-Out Unitranche	308.39	306.74	295.59	297.35
Second Lien/Senior Secured Debt	519.84	510.72	109.67	110.10
Structured Finance Obligation – Debt Instruments	171.83	170.71	171.83	172.10
Structured Finance Obligation – Equity Instruments	52.28	41.10	55.04	54.40
Preferred Stock	5.49	2.14	5.17	2.09
Common Stock	7.66	7.86	7.66	5.28
Membership Interest	—	—	—	—
Warrants	0.02	0.04	0.02	0.03
Total investments	$18,455.40	$18,223.95	$15,704.12	$15,674.51

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.6%	8.9%	8.4%	8.5%
First Lien/Last-Out Unitranche(2)(3)	9.2%	9.3%	8.7%	8.8%
Second Lien/Senior Secured Debt(2)	8.4%	8.6%	7.7%	7.7%
Structured Finance Obligation – Debt Instruments(2)	7.4%	7.5%	7.8%	7.8%
Structured Finance Obligation – Equity Instruments(4)	8.7%	12.1%	9.6%	9.7%
Preferred Stock(5)	—	—	—	—
Common Stock(5)	—	—	—	—
Membership Interest(5)	—	—	—	—
Warrants(5)	—	—	—	—
Total Portfolio	8.6%	8.9%	8.4%	8.5%

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

As of September 30, 2026, the total portfolio weighted average yield measured at amortized cost and fair value was 8.6% and 8.9%, as compared to 8.4% and 8.5% as of December 31, 2025. Within Structured Finance Obligation – Equity Instruments, the increase in weighted average yield at fair value was primarily due to the decrease in fair value of Madison Park Funding LXX, Ltd and Octagon 78, Ltd.

As of September 30, 2026, the Liquid Investments portfolio weighted average yield measured at amortized cost and fair value was 6.5% and 6.8%, compared to 6.4% and 6.5% as of December 31, 2025.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2026		December 31, 2025
Number of portfolio companies in which we have Private Credit Investments	191		184
Number of Liquid Investments	202		182
Percentage of performing debt bearing a floating rate(1)		97.7%		99.7%
Percentage of performing debt bearing a fixed rate(1)(2)		2.3%		0.3%
Weighted average loan-to-value (“LTV”)(3)		45.1%		42.1%
Weighted average leverage (net debt/EBITDA)(4)	5.9	x	6.0	x
Weighted average interest coverage(4)	2.0	x	2.0	x
Median EBITDA(4)	$109.65 million		$107.31 million
Weighted average EBITDA (4)	$212.06 million		$190.69 million

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

Median EBITDA is based on our applicable Private Credit Investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Weighted average EBITDA is weighted based on the fair value of our performing debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

As of September 30, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 8.0% and 6.5% of total Private Credit Investments at fair value.

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

	As of
	September 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	0.0%	$68.17	0.4%
Grade 2	17,931.01	98.4	15,584.63	99.5
Grade 3	278.17	1.5	2.91	—	(1)
Grade 4	14.77	0.1	18.80	0.1
Total Investments	$18,223.95	100.0%	$15,674.51	100.0%

(1) Amount rounds to less than 0.1%.

The decrease in investments with a Grade 1 investment performance rating was primarily driven by the exits of investments with an aggregate fair value of $68.17 million. The increase in investments with a Grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $325.80 million being downgraded from a Grade 2 investment performance rating due to financial underperformance. The decrease in investments with a Grade 4 investment performance rating was primarily driven by the depreciation of an investment with an aggregate fair value of $18.80 million.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$18,420.75	99.8%	$15,676.91	99.8%
Non-accrual	34.65	0.2	27.21	0.2
Total Investments	$18,455.40	100.0%	$15,704.12	100.0%

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

The following table shows our investment activity by investment type of our Private Credit Investments(1):

	For the Three Months Ended
	September 30, 2026	September 30, 2025
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$612.47	$2,755.58
First Lien/Last-Out Unitranche	—	43.21
Structured Finance Obligation – Debt Instruments	—	151.25
Structured Finance Obligation – Equity Instruments	—	47.46
Membership Interest	—	37.02
Total	$612.47	$3,034.52
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$674.89	$348.21
First Lien/Last-Out Unitranche	0.02	14.35
Total	$674.91	$362.56
Net increase in portfolio	$(62.44)	$2,671.96
Number of new portfolio companies with new investment commitments	7	27
Total new investment commitment amount in new portfolio companies	$525.40	$2,495.68
Average new investment commitment amount in new portfolio companies	$75.06	$92.43
Number of existing portfolio companies with new investment commitments	6	10
Total new investment commitment amount in existing portfolio companies	$87.07	$538.84
Weighted average remaining term for new investment commitments (in years)(2)	6.1	7.2
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.3%	8.9%
Weighted average yield on new investment commitments(5)	9.3%	8.9%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.5%	9.7%
Weighted average yield on investments sold or repaid(7)	8.5%	9.7%

(1)
New investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial closing. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid exclude unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
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

Our net investment activity at amortized cost for Liquid Investments (excluding investments in money market funds, if any) for the three months ended September 30, 2026 and for the three months ended September 30, 2025 was $56.57 million and $404.33 million. As of September 30, 2026 and September 30, 2025, the fair value of Liquid Investments (excluding investments in money market funds, if any) was $2,216.22 million, or 12.2% and $2,427.70 million, or 20.9% of our portfolio.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Total investment income	$408.67	$253.77	$1,156.59	$667.87
Net expenses	(191.98)	(73.06)	(500.41)	(195.54)
Net investment income	$216.69	$180.71	$656.18	$472.33
Net realized gain (loss) on investments	(1.76)	(2.35)	(15.58)	(9.84)
Net unrealized appreciation (depreciation) on investments	(29.83)	(14.31)	(201.83)	(15.82)
Net realized and unrealized gain (losses) on translations and transactions	5.23	(0.74)	11.61	(27.74)
Net realized and unrealized gains (losses)	$(26.36)	$(17.40)	$(205.80)	$(53.40)
Net increase in net assets from operations	$190.33	$163.31	$450.38	$418.93

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Interest income	$400.87	243.40	$1,118.21	$639.98
Dividend income	1.59	5.12	5.73	13.86
Other income	6.21	5.25	32.65	14.03
Total investment income	$408.67	$253.77	$1,156.59	$667.87
•
Interest income increased from $243.40 million and $639.98 million for the three and nine months ended September 30, 2025 to $400.87 million and $1,118.21 million for the three and nine months ended September 30, 2026. The increase was primarily driven by our deployment of capital into income producing investments.
•
Dividend income decreased from $13.86 million for the nine months ended September 30, 2025 to $5.73 million for the nine months ended September 30, 2026. The decrease was driven by a decrease in the weighted average investments in money market funds.
•
Other income increased from $14.03 million for the nine months ended September 30, 2025 to $32.65 million for the nine months ended September 30, 2026. The increase was primarily driven by Goldman Sachs, GSAM or their affiliates sharing a portion of fees for transaction services with us. For further details, see Note 2 “Significant Accounting Policies — Revenue Recognition” in our consolidated financial statements included in this report.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Interest and other debt expenses	$137.79	$58.71	$365.28	$142.85
Management fees	29.71	23.89	88.29	63.45
Incentive fees based on income	29.46	20.80	85.79	56.23
Stockholder servicing and/or distribution fees	0.02	—	0.03	—
Professional fees	1.04	0.87	3.08	2.18
Offering costs	0.16	0.30	0.67	0.89
Directors’ fees	0.13	0.17	0.38	0.51
Other general and administrative expenses	5.15	4.22	15.39	10.17
Total expenses	$203.46	$108.96	$558.91	$276.28
Fee waivers	(2.50)	(28.01)	(29.27)	(62.60)
Expense support	(8.98)	(7.89)	(29.23)	(18.14)
Net Expenses	$191.98	$73.06	$500.41	$195.54

In the table above:

•
Interest and other debt expenses increased from $58.71 million and $142.85 million for the three and nine months ended September 30, 2025 to $137.79 million and $365.28 million for the three and nine months ended September 30, 2026. The increase was primarily driven by an increase in the weighted average aggregate borrowings outstanding from $3,246.61 million and $2,706.35 million for the three and nine months ended September 30, 2025 to $8,868.26 million and $7,952.17 million for the three and nine months ended September 30, 2026.
•
Management Fees increased from $23.89 million and $63.45 million for the three and nine months ended September 30, 2025 to $29.71 million and $88.29 million for the three and nine months ended September 30, 2026. The increase was primarily driven by an increase in net assets. The Investment Adviser waived $14.61 million and $28.20 million for the three and nine months ended September 30, 2025 and $0.00 million and $9.87 million for the three and nine months ended September 30, 2026.
•
Incentive Fees based on income increased from $20.80 million and $56.23 million for the three and nine months ended September 30, 2025 to $29.46 million and $85.79 million for the three and nine months ended September 30, 2026. The increase was primarily driven by an increase in net investment income. The Investment Adviser waived $13.40 million and $34.40 million for the three and nine months ended September 30, 2025 and $2.50 million and $19.40 million for the three and nine months ended September 30, 2026.
•
The Investment Adviser elected to pay $8.98 million and $29.23 million of certain of our expenses on our behalf for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Investment Adviser elected to pay $7.89 million and $18.14 million. For further details, see Note 3 “Significant Agreements and Related Party Transactions — Expense Support and Conditional Reimbursement Agreement” in our consolidated financial statements included in this report.
•
Other general and administrative expenses increased from $4.22 million and $10.17 million for the three and nine months ended September 30, 2025 to $5.15 million and $15.39 million for the three and nine months ended September 30, 2026. The increase was primarily driven by an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in millions)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	$0.76	$—	$0.76	$—
Other, net	(0.02)	(0.08)	(4.89)	(1.82)
BCTO Bluebill Buyer, Inc. (dba Ren)	(0.10)	—	(0.09)	—
Ankura Consulting Group, LLC	(0.14)	—	(0.55)	—
Clearwater Analytics, LLC	(0.17)	—	(0.17)	—
Rubix Foods, LLC	(0.18)	—	(0.18)	—
PT Intermediate Holdings III, LLC (dba Parts Town)	(0.21)	—	(0.21)	—
Dayforce Bidco, LLC (dba Dayforce)	(0.55)	—	(0.44)	—
Plano HoldCo Inc.	(1.15)	—	(2.16)	—
MH Sub I, LLC	—	—	(0.41)	(0.52)
Pre-Paid Legal Services, Inc.	—	(0.45)	(0.70)	(0.45)
Quartz Acquireco LLC	—	—	(0.95)	—
iSolved Inc	—	—	(1.19)	—
Cotiviti, Inc.	—	—	(1.27)	—
Franklin Square Holdings, L.P.	—	—	(1.42)	—
Project Alpha Intermediate Holding, Inc.	—	—	(1.71)	—
Veritiv Corporation	—	(0.18)	—	(0.18)
Autokiniton US Holdings, Inc.	—	(0.27)	—	(0.39)
Kronos Acquisition Holdings Inc.	—	(1.37)	—	(1.37)
Virgin Media Bristol, LLC	—	—	—	(0.02)
Foundation Building Materials Holding Company, LLC	—	—	—	(0.21)
Peraton Corp.	—	—	—	(0.33)
Ascend Performance Materials Operations, LLC	—	—	—	(1.60)
Ardonagh Midco 3 PLC	—	—	—	(2.95)
Net realized gain (loss)	$(1.76)	$(2.35)	$(15.58)	$(9.84)

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Unrealized appreciation	$33.79	$17.96	$27.74	$48.79
Unrealized depreciation	(63.62)	(32.27)	(229.57)	(64.61)
Net change in unrealized appreciation (depreciation) on investments	$(29.83)	$(14.31)	$(201.83)	$(15.82)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2026
	($ in millions)
Portfolio Company:
Dayforce Bidco, LLC (dba Dayforce)	$8.76	$(6.08)
Cotiviti, Inc.	3.44	0.06
DBG Consolidated Holdings Pty Ltd (dba Arrotex Pharmaceuticals)	(0.04)	6.28
Frontline Road Safety Operations, LLC	(0.18)	(9.21)
Octagon 78, Ltd. - Subordinated Notes	(0.22)	(4.85)
Seven BidCo (dba Septeo)	(0.71)	(4.37)
Runner Bidco AB (dba nShift)	(1.82)	(4.75)
Acrisure, LLC	(2.07)	(3.71)
BX Frontier Member I LLC	(2.20)	(1.80)
AP Kona Holdings LLC (dba Keurig Dr Pepper Inc.)	(2.52)	(2.53)
Summit Buyer, LLC (dba Classic Collision)	(2.78)	(4.03)
Renaissance Holding Corp.	(3.04)	(11.05)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	(3.49)	(9.89)
VB-S1 ISSUER, LLC (dba Vertical Bridge)	(6.95)	(7.98)
Other, net(1)	(7.09)	(123.51)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(8.92)	(14.41)
Total	$(29.83)	$(201.83)
(1)
For the three and nine months ended September 30, 2026, Other, net includes gross unrealized appreciation of $21.59 million and $21.40 million and gross unrealized depreciation of $(28.68) million and $(144.91) million.

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2026 was primarily driven by the increase in unrealized depreciation on NCWS Intermediate, Inc. (dba National Carwash Solutions) and Vardiman Black Holdings, LLC (dba Specialty Dental Brands) due to financial underperformance, as well as the increase in base rates and widening of market spreads during the period.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 205% and 222%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

The following table summarizes the securities issued and proceeds related to such issuances for the periods shown below:

	Class I		Class S		Class D
Share Issue Date	Shares Issued	Proceeds Received ($ in millions)	Shares Issued	Proceeds Received ($ in millions)	Shares Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2026
January 1, 2026	12,358,659	$308.84	—	$—	—	$—
February 1, 2026	22,794,095	568.26	4,011	0.10	—	—
March 1, 2026	6,553,873	161.98	80,881	2.00	12,138	0.30
April 1, 2026	4,280,186	105.38	59,118	1.46	—	—
May 1, 2026	3,372,858	83.19	40,546	1.00	—	—
June 1, 2026	3,391,176	83.72	22,569	0.55	4,051	0.10
July 1, 2026	6,097,725	149.84	18,109	0.45	—	—
August 1, 2026	6,270,805	154.19	60,395	1.49	305	0.01
September 1, 2026	3,786,317	93.16	38,002	0.93	—	—
Total	68,905,694	1,708.56	323,631	7.98	16,494	0.41
For the Nine Months Ended September 30, 2025
January 1, 2025	23,191,555	$584.89	—	$—	—	$—
February 1, 2025	15,021,187	378.83	—	—	—	—
March 1, 2025	12,743,027	320.49	—	—	—	—
April 1, 2025	19,173,626	481.45	—	—	—	—
May 1, 2025	9,608,339	240.50	—	—	—	—
June 1, 2025	9,247,618	231.75	—	—	—	—
July 1, 2025	13,351,495	334.72	—	—	—	—
August 1, 2025	14,182,771	355.56	—	—	—	—
September 1, 2025	11,917,033	298.40	—	—	—	—
Total	128,436,651	3,226.59	—	—	—	—

Share Repurchase Program

Subject to the discretion of our Board of Directors, we intend to maintain a share repurchase program in which we intend to offer to repurchase in each quarter up to 5% of our Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The following table summarizes the share repurchases:

				Class I		Class S		Class D
Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount (3) ($ in millions)	Number of Shares	Amount (3) ($ in millions)	Number of Shares	Amount (3) ($ in millions)	Number of Shares
For the Nine Months Ended September 30, 2026
March 2, 2026	March 27, 2026	5.0%	$24.62	$425.20	17,281,858	$—	—	$—	—
May 26, 2026	June 23, 2026	5.0%	$24.57	295.94	12,076,762	—	—	—	—
August 25, 2026	September 22, 2026	5.0%	$24.51	186.32	7,605,111	—	—	—	—
Total				$907.46	36,963,731	$—	—	$—	—

For the Nine Months Ended September 30, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462	$—	—	$—	—
May 22, 2025	June 20, 2025	5.0%	$25.07	140.22	5,594,727	—	—	—	—
August 25, 2025	September 22, 2025	5.0%	$25.04	92.57	3,697,003	—	—	—	—
Total				$299.74	11,959,192	$—	—	$—	—

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

The following table shows our contractual obligations as of September 30, 2026:

	Payments Due by Period ($ in millions)

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility(1)	$2,106.10	$—	$—	$2,106.10	$—
BNPP Revolving Credit Facility(2)	$1,310.00	$—	$1,310.00	$—	$—
MS Revolving Credit Facility(3)	$1,600.18	$—	$—	$1,600.18
5.050% February 2028 Notes	$700.00	$—	$700.00	$—	$—
5.875% May 2028 Notes	$400.00	$—	$400.00	$—	$—
5.375% January 2029 Notes	$660.00	$—	$660.00	$—	$—
6.250% May 2030 Notes	$600.00	$—	$—	$600.00	$—
5.875% January 2031 Notes	$900.00	$—	$—	$900.00	$—
6.150% June 2031 Notes	$750.00	$—	$—	$750.00	$—

(1)
We may borrow amounts in U.S. Dollars (“USD”) or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026, the Company had outstanding borrowings denominated in USD of $928.00 million, in Euros (“EUR”) of EUR 505.19 million, in Canadian Dollars (“CAD”) of CAD 202.93 million, in Great British Pounds (“GBP”) of GBP 79.55 million, in Swiss franc (“CHF”) of CHF 23.20 million, in NOK of NOK 85.00 million and in Australian Dollars (“AUD”) of AUD 462.75 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026, the Company had outstanding borrowings denominated in USD of $1,310.00 million.
(3)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026, the Company had outstanding borrowings denominated in USD of $1,389.90 million, in GBP of GBP 16.05 million, and in AUD of AUD 272.15 million.

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

For further details regarding the Truist Revolving Credit Facility, the BNPP Revolving Credit Facility, the MS Revolving Credit Facility, the 5.050% February 2028 Notes, the 5.875% May 2028 Notes, the 5.375% January 2029 Notes, the 6.250% May 2030 Notes, the 5.875% January 2031 Notes, the 6.150% June 2031 Notes and Short-Term Borrowings, see Note 6 “Debt” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments.

Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	September 30, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$2,906.12	$5,222.75
First Lien/Last-Out Unitranche	44.60	43.49
Second Lien/Senior Secured Debt	6.60	35.46
Membership Interest	37.02	37.02
Total	$2,994.34	$5,338.72

We may ourselves commit, or commit alongside one or more other Accounts, to issue standby letter of credit in connection with an investment or we may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of us or such Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer or its designee as defined in the relevant credit agreement. As of September 30, 2026, we have committed to fund letters of credit of $48.74 million on behalf of the Accounts.

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

Fair Value Measurement of Investments

Consistent with GAAP and the Investment Company Act, we conduct a valuation of our investments, pursuant to which our NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the Investment Company Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market, and as such, their fair values are determined using valuation techniques, primarily discounted cash flows, market multiples, and recent comparable transactions. The most significant inputs in applying the discounted cash flow approach and the market multiples approach are the selected discount rates and multiples, respectively. The selection of these inputs is based on a combination of factors that are specific to the underlying portfolio companies such as financial performance and certain factors that are observable in the market, such as current interest rates and comparable public company trading multiples. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations in the consolidated financial statements. For further details of our investments and fair value measurement accounting policy, see Note 2 “Significant Accounting Policies—Investments” and Note 5 “Fair Value Measurement.”

RECENT DEVELOPMENTS

October and November Subscriptions

On October 1, 2026, we received $103.01 million of proceeds relating to the issuance of 4,202,118 Class I shares, $0.48 million of proceeds relating to the issuance of 19,378 Class S shares and $0.50 million of proceeds relating to the issuance of 20,397 Class D shares.

On November 2, 2026, we received $93.75 million, $1.64 million and $0.20 million of proceeds relating to the issuance of Class I shares, Class S shares and Class D shares.

Distributions

On November 4, 2026, our Board of Directors declared monthly distributions from our taxable earnings, including net investment income. The following table summarizes the distributions declared and the dates that they are expected to be paid on or about:

Record Date	Payable Date
November 30, 2026	December 30, 2026
December 31, 2026	January 28, 2027
January 29, 2027	February 26, 2027

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

As of September 30, 2026 and December 31, 2025 on a fair value basis, 2.3% and 0.3% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 97.7% and 99.7% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility, the BNPP Revolving Credit Facility, the MS Revolving Credit Facility and Short-Term Borrowings each bear interest at a floating rate and our 5.050% February 2028 Notes, 5.875% May 2028 Notes, 5.375% January 2029 Notes, 6.250% May 2030 Notes, 5.875% January 2031 Notes and 6.150% June 2031 Notes bear interest at a fixed rate. In certain cases, we have entered into interest rate swaps in an effort to help mitigate the impact of changes in market interest rates on our net asset value.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2026 and December 31, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure. The table is not impacted by investments that are non-income producing, investments that are on non-accrual status, and assets and liabilities that are non-interest rate sensitive. Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2026 and December 31, 2025, it does not adjust for potential changes in credit markets or the credit quality of our investments that could affect net income. Changes in interest rate risk exposure are primarily driven by changes in the size and composition of our investment portfolio and borrowing structure, as well as changes in the reference rates applicable to our performing debt investments (excluding investments on non-accrual status).

	As of September 30, 2026			As of December 31, 2025
Basis Point Change	Interest Income	Interest Expense	Net Income	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$445.62	$(225.99)	$219.63	$393.77	$(160.83)	$232.94
Up 200 basis points	297.08	(150.66)	146.42	262.51	(107.22)	155.29
Up 100 basis points	148.54	(75.33)	73.21	131.25	(53.61)	77.64
Up 75 basis points	111.41	(56.49)	54.92	98.43	(40.20)	58.23
Up 50 basis points	74.26	(37.67)	36.59	65.61	(26.80)	38.81
Up 25 basis points	37.13	(18.83)	18.30	32.80	(13.40)	19.40
Down 25 basis points	(37.07)	18.83	(18.24)	(32.73)	13.40	(19.33)
Down 50 basis points	(74.12)	37.67	(36.45)	(65.38)	26.80	(38.58)
Down 75 basis points	(111.05)	56.49	(54.56)	(97.95)	40.20	(57.75)
Down 100 basis points	(147.82)	75.33	(72.49)	(130.50)	53.61	(76.89)
Down 200 basis points	(294.76)	150.66	(144.10)	(260.24)	107.22	(153.02)
Down 300 basis points	(436.80)	225.99	(210.81)	(366.81)	160.83	(205.98)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total securities issued and proceeds:

	Class I		Class S		Class D
Share Issue Date	Shares Issued	Proceeds Received ($ in millions)	Shares Issued	Proceeds Received ($ in millions)	Shares Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2026
January 1, 2026	12,358,659	$308.84	—	$—	—	$—
February 1, 2026	22,794,095	568.26	4,011	0.10	—	—
March 1, 2026	6,553,873	161.98	80,881	2.00	12,138	0.30
April 1, 2026	4,280,186	105.38	59,118	1.46	—	—
May 1, 2026	3,372,858	83.19	40,546	1.00	—	—
June 1, 2026	3,391,176	83.72	22,569	0.55	4,051	0.10
July 1, 2026	6,097,725	149.84	18,109	0.45	—	—
August 1, 2026	6,270,805	154.19	60,395	1.49	305	0.01
September 1, 2026	3,786,317	93.16	38,002	0.93	—	—
Total	68,905,694	1,708.56	323,631	7.98	16,494	0.41
For the Nine Months Ended September 30, 2025
January 1, 2025	23,191,555	$584.89	—	$—	—	$—
February 1, 2025	15,021,187	378.83	—	—	—	—
March 1, 2025	12,743,027	320.49	—	—	—	—
April 1, 2025	19,173,626	481.45	—	—	—	—
May 1, 2025	9,608,339	240.50	—	—	—	—
June 1, 2025	9,247,618	231.75	—	—	—	—
July 1, 2025	13,351,495	334.72	—	—	—	—
August 1, 2025	14,182,771	355.56	—	—	—	—
September 1, 2025	11,917,033	298.40	—	—	—	—
Total	128,436,651	3,226.59	—	—	—	—

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

The following table sets forth information regarding repurchases of Shares under our share repurchase program during the nine months ended September 30, 2026:

				Class I		Class S		Class D
Offer Date	Tender Offer Expiration Date	Percentage of Outstanding Units the Company Offered to Repurchase(1)(2)	Purchase Price Per Share	Amount (3) ($ in millions)	Number of Shares	Amount (3) ($ in millions)	Number of Shares	Amount (3) ($ in millions)	Number of Shares
For the Nine Months Ended September 30, 2026
March 2, 2026	March 27, 2026	5.0%	$24.62	$425.20	17,281,858	$—	—	$—	—
May 26, 2026	June 23, 2026	5.0%	$24.57	295.94	12,076,762	—	—	—	—
August 25, 2026	September 22, 2026	5.0%	$24.51	186.32	7,605,111	—	—	—	—
Total				$907.46	36,963,731	$—	—	$—	—

For the Nine Months Ended September 30, 2025
February 24, 2025	March 21, 2025	5.0%	$25.11	$66.95	2,667,462	$—	—	$—	—
May 22, 2025	June 20, 2025	5.0%	$25.07	140.22	5,594,727	—	—	—	—
August 25, 2025	September 22, 2025	5.0%	$25.04	92.57	3,697,003	—	—	—	—
Total				$299.74	11,959,192	$—	—	$—	—

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

GOLDMAN SACHS PRIVATE CREDIT CORP.

Date: November 5, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 5, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 5, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)